Form 10-Q
period 2002-03-31
EME HOMER CITY GENERATION LP
filed 2002-05-10
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares outstanding of the registrant's Common Stock as of May 8, 2002: Not applicable.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$49,173	$38,501
Due from affiliates	82,880	76,047
Fuel inventory	25,470	24,751
Spare parts inventory	23,845	22,725
Deposits	36,992	36,992
Assets under price risk management	14	14
Other current assets	1,627	2,701

Total current assets	220,001	201,731

Property, Plant and Equipment	2,056,535	2,042,531
Less accumulated depreciation and amortization	53,690	38,131

Net property, plant and equipment	2,002,845	2,004,400

Deferred taxes	4,735	—
Restricted cash	130,517	130,517

Total Assets	$2,358,098	$2,336,648

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$4,311	$2,976
Accrued liabilities	13,452	20,296
Interest payable	38,230	8,016
Interest payable to affiliate	16,279	4,166
Current portion of lease financing	78,793	78,620

Total current liabilities	151,065	114,074

Long-term debt to affiliate	610,753	605,591
Lease financing, net of current portion	1,499,171	1,498,697
Deferred taxes	—	6,606
Benefit plans and other	19,317	18,896

Total Liabilities	2,280,306	2,243,864

Commitments and Contingencies (Note 2)
Partners' Equity	77,792	92,784

Total Liabilities and Partners' Equity	$2,358,098	$2,336,648

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Operating Revenues from Marketing Affiliate
Capacity revenues	$13,348	$12,014
Energy revenues	72,171	116,392
Income from price risk management	—	111

Total operating revenues	85,519	128,517

Operating Expenses
Fuel	34,515	43,943
Plant operations	19,709	17,700
Depreciation and amortization	15,559	12,064
Administrative and general	1,080	—

Total operating expenses	70,863	73,707

Income from operations	14,656	54,810

Other Income (Expense)
Interest and other income (expense)	729	(1,044)
Interest expense	(42,467)	(34,712)

Total other expense	(41,738)	(35,756)

Income (loss) before income taxes	(27,082)	19,054
Provision (benefit) for income taxes	(11,629)	7,541

Net Income (Loss)	$(15,453)	$11,513

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Net Income (Loss)	$(15,453)	$11,513
Other comprehensive expense, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax benefit of $46,556	—	(69,337)
Other unrealized holding gains arising during period, net of income tax benefit of $4,326	—	(6,443)
Reclassification adjustment for losses included in net income, net of income tax benefit of $7,308	—	10,883

Comprehensive Loss	$(15,453)	$(53,384)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2001	$91,869	$915	$92,784
Net loss	(15,438)	(15)	(15,453)
Non-cash contribution	461	—	461

Balance at March 31, 2002 (unaudited)	$76,892	$900	$77,792

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(15,453)	$11,513
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,559	12,560
Non-cash contribution of services	461	—
Deferred tax provision	(11,341)	7,541
(Increase) decrease in due from affiliates	(6,833)	33,702
Increase in inventory	(1,839)	(500)
Decrease in other assets	1,074	1,399
Increase (decrease) in accounts payable	1,335	(8,133)
Decrease in accrued liabilities	(6,844)	(7,334)
Increase in interest payable	42,327	29,997
Increase (decrease) in other liabilities	704	(469)
Increase in net assets under price risk management	—	(218)

Net cash provided by operating activities	19,150	80,058

Cash Flows From Financing Activities
Borrowings on long-term obligations	5,162	26,000
Repayments of lease financing	(269)	—
Financing costs	(283)	108

Net cash provided by financing activities	4,610	26,108

Cash Flows From Investing Activities
Capital expenditures	(13,088)	(22,120)

Net cash used in investing activities	(13,088)	(22,120)

Net increase in cash and cash equivalents	10,672	84,046
Cash and cash equivalents at beginning of period	38,501	19,116

Cash and cash equivalents at end of period	$49,173	$103,162

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1. General

        All adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

        The partnership's significant accounting policies are described in Note 2 to its financial statements as of December 31, 2001, included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. The partnership follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

        Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Note 2. Commitments and Contingencies

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

Environmental Matters

        The partnership believes that it is in substantial compliance with environmental regulatory requirements; however, possible future developments, such as the enactment of more stringent environmental laws and regulations, could affect the costs and the manner in which business is conducted and could cause substantial additional capital expenditures. There is no assurance that the partnership would be able to recover increased costs from its customers or that its financial position and results of operations would not be materially affected.

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

        PADEP initially advised the partnership that it was potentially liable for treating the two discharges solely because of its ownership of the property from which the discharges emanated. Without any admission of liability, the partnership voluntarily entered into a letter agreement to fund the operation of the collection and treatment system for an interim period until the agency completed its investigation of potentially liable parties and alternatives for permanent treatment of the discharges were evaluated. After examining property records, PADEP concluded that the partnership is only responsible for treating the Dixon Run No. 3 discharge. The agency completed its investigation of other potentially responsible parties, particularly mining companies that previously operated the two mines, and has notified the partnership that it plans no further action against other parties.

        A draft consent decree agreement that addresses remedial responsibilities for the two discharges has been prepared by PADEP. Under its terms, the partnership is responsible for designing and implementing a permanent system to collect and treat the Dixon Run No. 3 discharge. The partnership will continue its funding of the existing collection and treatment system until the Dixon Run No. 3 treatment system becomes operational. The state provided funding to the Blacklick Creek Watershed Association to develop and operate a collection and treatment system for the Penn Hill No. 2 discharge. The Watershed Association has completed construction and the Penn Hill No. 2 system is in operation.

        The current cost of operating the collection and treatment system is approximately $17,000 per month. The partnership expects that the costs of operation will be reduced by 30% to 40% as a result of the completion of the Penn Hill No. 2 system. The partnership has evaluated options for permanent treatment of the Dixon Run No. 3 discharge and concluded that conventional chemical treatment is the most appropriate option. The capital cost of the system is estimated to be $1 million. Its operational costs cannot be determined until design and permitting are complete.

Helvetia Discharges

        The partnership's generating units were originally constructed as a mine-mouth generating station, where coal produced from two adjacent deep mines was delivered directly to the units by coal conveyors. The two adjacent deep mines were owned by Helen Mining Company, a subsidiary of the Quaker State Corporation, and Helvetia, a subsidiary of the Rochester and Pittsburgh Coal Company. Both Helen Mining and Helvetia developed mine refuse sites, water treatment facilities and other mine related facilities on the site. The Helen Mining mine was closed in the early 1990s, and the mine surface operations and maintenance shop areas were restored before Helen Mining left the site. Helen Mining has continuing mine water and refuse site leachate treatment obligations and remains obligated to perform any cleanup required with respect to its refuse site. Helvetia's on-site mine was closed in 1995. As a result of the cessation of its on-site mining activities, Helvetia has continuing mine discharge and refuse site leachate discharge treatment obligations that it performs using water treatment facilities owned by Helvetia and located on the site. Bonds posted by Helvetia may not be sufficient to fund Helvetia's obligations in the event of Helvetia's failure to comply with its mine-related permits at the site. Current annual operating costs for Helvetia's treatment systems are estimated to be approximately

$1 million. If Helvetia defaults on its treatment obligations, the government may attempt to require the partnership to fund these commitments.

Plant Improvements

        The partnership has contracted with a division of ABB Flakt, now Alstom Power, to make environmental capital improvements to its generating units. The contractor was retained to construct a limestone-based, wet scrubber flue gas desulfurization system at Unit 3 and a selective catalytic reduction system at each of the three units. These improvements are expected to enable the partnership's generating units to comply with Phase II of Title IV of the Clean Air Act regarding sulfur oxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the Environmental Protection Agency's State Implementation Plan Call regarding nitrogen oxide emissions. These improvements are estimated to cost approximately $270 million, which includes a fixed price, turnkey engineering, procurement and construction contract, project management costs and other project costs. The wet scrubber flue gas desulfurization system on Unit 3 has been installed and is undergoing acceptance testing. The selective catalytic reduction system on Unit 3 was installed but went out of service on February 10, 2002 due to a collapse of ductwork. Unit 3 was returned to service on April 4, 2002 and is operating with the selective catalytic reduction system bypassed. Reconnection of the selective catalytic reduction system will be implemented at a later date in accordance with an outage plan to be developed. The selective catalytic reduction systems on Units 1 and 2 are scheduled to be installed during 2002. The partnership expects to spend approximately $5.8 million during the final three quarters of 2002 on capital expenditures related to the completion of these improvements.

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

Interconnection Agreement

        The partnership's general partner, Mission Energy Westside, has entered into an interconnection agreement with New York State Electric & Gas Corporation, or NYSEG, and Pennsylvania Electric Company, or Penelec, to provide interconnection services necessary to interconnect the Homer City Station with NYSEG and Penelec's transmission systems. Unless terminated earlier in accordance with its terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend such interconnection services (but not the expiration of the agreement) to modifications, additions, upgrades or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition, upgrade or repowering to the Homer City units.

Swap Agreement

        In connection with the sale-leaseback transaction, the partnership entered into a swap agreement with a bank in order to more effectively match its cash flow, which is higher during the summer months when energy prices are higher. Under the terms of this swap, the partnership made an initial deposit of $37 million with the bank in December 2001. Beginning in April 2002 through April 2014, the bank will make a swap payment to the partnership in April of each year and the partnership will make a swap payment to the bank in October of each year. The amount of payments are designed to reverse the semi-annual payments due under the lease such that the partnership effectively has lower cash obligations in April and higher cash obligations in October. The implicit interest rate included in the swap is LIBOR during periods that the partnership has a net deposit with the bank, and LIBOR plus 5% during periods that the partnership has a net loan with the bank.

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

Collective Bargaining Agreement

        Approximately 74% of the partnership's workforce was covered by a collective bargaining agreement at March 31, 2002. The collective bargaining agreement, which also includes a benefit agreement, is due to expire on May 14, 2003.

Note 3. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Cash paid for interest	$18	$7,559
Cash paid for income taxes	$627	$—
Non-cash lease financing obligation	$688	$—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion contains forward-looking statements that reflect our current expectations and projections about future events based on our knowledge of present facts and circumstances and our assumptions about future events. In this quarterly report, the words "expects," "believes," "anticipates," "estimates," "intends," "plans" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. The information contained in this discussion is subject to change without notice. Unless otherwise indicated, the information presented in this section is with respect to EME Homer City Generation L.P.

        The Management's Discussion and Analysis of Results of Operations and Financial Condition of this Form 10-Q should be read along with the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of EME Homer City Generation L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001. This Management's Discussion and Analysis of Results of Operations and Financial Condition refers to specified portions of EME Homer City Generation L.P.'s Management's Discussion and Analysis of Results of Operations and Financial Condition for the year ended December 31, 2001.

General

        We were formed on October 31, 1998 as a Pennsylvania limited partnership among Chestnut Ridge Energy Company, as a limited partner with a 99 percent interest, and Mission Energy Westside Inc., as a general partner with a 1 percent interest. Both Chestnut Ridge Energy and Mission Energy Westside are wholly-owned subsidiaries of Edison Mission Holdings Co., a wholly-owned subsidiary of Edison Mission Energy, which is an indirect wholly-owned subsidiary of Edison International. We were formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities, which we refer to as the Homer City facilities, located near Pittsburgh, Pennsylvania for the purpose of producing electric energy.

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

        We derive revenue from the sale of energy and capacity into the Pennsylvania-New Jersey-Maryland Power Pool, or PJM, and the New York Independent System Operator, or NYISO, and from bilateral contracts with power marketers and load serving entities within PJM, NYISO and the surrounding markets. We have entered into a contract with a marketing affiliate for the sale of energy and capacity from our Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging. Under this contract, we pay the marketing affiliate fees of $0.02/MWh plus emission allowance fees.

Results of Operations

Operating Revenues

        Operating revenues decreased $43.0 million in the first quarter of 2002 compared to the first quarter of 2001. Energy and capacity sales were made through contracts with our marketing affiliate. Revenues decreased primarily due to decreased generation and lower energy prices. On February 10, 2002, the ductwork and bypass associated with the selective catalytic reduction system on Unit 3 collapsed. No fire occurred and no injuries were reported as a result of the event. Unit 3 returned to service on April 4, 2002 and is operating with the selective catalytic reduction system bypassed. Reconnection of the selective catalytic reduction system will be implemented at a later date in accordance with an outage plan to be developed. We believe that the costs to repair the damage to Unit 3 will be covered by insurance and by contractual obligations of the contractor who installed the selective catalytic reduction system. We have completed a preliminary investigation of the event; however, a more in-depth analysis of the root causes of the event will be required to determine the extent to which insurers and/or the contractor will cover the resulting costs of property damage and repair.

        We generated 2,695 and 3,497 GWhr of electricity during the first quarters of 2002 and 2001, respectively, and had an availability factor of 67.2% and 89.7% during these periods. The availability factor is determined by the number of megawatt hours we are available to generate electricity divided by the number of hours in the period. We are not available during periods of planned and unplanned maintenance. We generally refer to unplanned maintenance as a forced outage. We had a forced outage rate of 28.7% and 2.0% during the first quarters of 2002 and 2001, respectively. As described above, our Unit 3 experienced a forced outage during the first quarter of 2002.

        The weighted average price for energy was $26.65/MWh and $33.48/MWh during the first quarters of 2002 and 2001, respectively. The decrease was due to lower PJM market prices. See "—Market Risk Exposures—Commodity Price Risk" for further discussion of PJM market prices.

        Income from price risk management activities decreased $0.1 million in the first quarter of 2002 compared to the first quarter of 2001. As a result of the implementation of SFAS No. 133 in 2001, a small portion of our forward power purchase and sales contracts, which were non-speculative, were recorded as derivatives at fair value. The changes in fair value are recognized as income (loss) from price risk management.

Operating Expenses

        Operating expenses decreased $2.8 million in the first quarter of 2002 compared to the first quarter of 2001. Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel costs decreased $9.4 million in the first quarter of 2002 compared to the first quarter of 2001. The decrease is due to decreased generation. The average price of delivered coal per ton was $27.90 and $27.62 during the first quarter of 2002 and 2001, respectively. The increase in the average price of delivered coal per ton is due to the changes in the type of coal being used in operations.

        Plant operations costs increased $2.0 million in the first quarter of 2002 compared to the first quarter of 2001. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The increase is primarily due to higher labor costs and increased property insurance costs from higher premiums. Planned maintenance expense varies based on a number of factors, including timing of our maintenance on major pieces of equipment, including the boiler and turbine on each unit, which is generally planned for three-year and six-year cycles. Our planned major maintenance expenditures are expected to be similar during the next several years.

        Depreciation and amortization increased $3.5 million in the first quarter of 2002 compared to the first quarter of 2001. Prior to the completion of the sale-leaseback transaction on December 7, 2001, depreciation and amortization expense primarily related to the acquisition of the Homer City facilities, which were being depreciated over 39 years from the date of acquisition. As a result of the sale-leaseback, depreciation and amortization of our leasehold interest and emission credits is based on the minimum term of the leases, which is 33.67 years.

        Administrative and general expenses increased $1.1 million in the first quarter of 2002 compared to the first quarter of 2001. Beginning in 2002, administrative and general expenses primarily include our allocated share of Edison Mission Energy's Americas Region Chicago office. The Chicago office has technical and managerial responsibility for our operations. Historically, we were not charged this allocation as the Chicago office was principally focused on Edison Mission Energy's power plants in Illinois. The allocation was recorded as a non-cash charge to our operations through an in-kind contribution of services from our partners. Administrative and general expenses also include the accrual for Pennsylvania state capital tax.

Other Income (Expense)

        Interest expense was $42.5 million and $34.7 million at March 31, 2002 and 2001, respectively. Interest expense prior to December 7, 2001 was due to the indebtedness incurred to acquire the Homer City facilities. As a result of the sale-leaseback, the increase in interest expense was primarily from the lease financing. Interest expense also included interest of $12.1 million and $33.9 million during the quarters ended March 31, 2002 and 2001, respectively, from our subordinated loan agreements with Edison Mission Finance.

        Interest and other income (expense) was $0.7 million and $(1.0) million at March 31, 2002 and 2001, respectively. Interest and other income (expense) primarily relates to interest earned on cash and cash equivalents and fees paid to our marketing affiliate.

Provision (Benefit) for Income Taxes

        We had effective tax provision (benefit) rates of (42.9)% and 39.6% at March 31, 2002 and 2001, respectively. Our effective tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes.

Liquidity and Capital Resources

        At March 31, 2002, we had cash and cash equivalents of $49.2 million compared to $38.5 million at December 31, 2001. Net working capital at March 31, 2002 was $68.9 million compared to $87.7 million at December 31, 2001.

        Net cash provided by operating activities decreased $60.9 million in the first quarter of 2002 compared to the first quarter of 2001. The change is primarily due to our net loss and timing of cash receipts and disbursements related to working capital items.

        Net cash provided by financing activities decreased $21.5 million in the first quarter of 2002 compared to the first quarter of 2001. In 2002, we borrowed less from our affiliate.

        Net cash used in investing activities decreased $9.0 million in the first quarter of 2002 compared to the first quarter of 2001. In 2002, we invested less in capital expenditures.

        Capital expenditures were $13.1 million and $22.1 million for the quarters ended March 31, 2002 and 2001, respectively, primarily related to the addition of a flue gas desulfurization system on Unit 3 and the selective catalytic reduction systems on all three units. These capital expenditures will produce environmental improvements and are expected to enhance the economics of our units by reducing fuel costs, including reducing the need for purchases of nitrogen oxide and sulfur dioxide emission allowances. The installation of these improvements is scheduled to be completed in 2002. We expect to spend approximately $10.4 million for the remainder of 2002 on capital expenditures. Our cash generated from operations is restricted in use by the sale-leaseback agreements. Therefore, these expenditures are planned to be funded through additional loans to us under our subordinated revolving loan agreement with Edison Mission Finance.

        Under the participation agreements entered into as part of the sale-leaseback transaction, our ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, our ability to, among other things, merge, consolidate or sell our assets, create liens on our properties or assets, enter into non-permitted trading activities, enter into transactions with our affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to our partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease our leasehold interests in the facilities or make improvements to the facilities. Accordingly, our liquidity is substantially based on our ability to generate cash flow from operations. If we are unable to generate cash flow from operations necessary to meet our obligations, we will have limited ability to obtain additional capital, unless our partners provide additional funding, which they are under no legal obligation to do.

        Our bank accounts are largely under the control of a collateral agent that operates in accordance with a security deposit agreement executed as part of the sale-leaseback transaction. Accordingly, our access to most of the cash in our bank accounts is limited to specific uses set forth in this agreement. The rent payments that we owe under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used mainly for debt service to the holders of the senior secured bonds, while the equity rent is paid to the owner lessors. In order to pay the equity portion of the rent, we are required to meet a projected senior rent service coverage ratio of 1.7 to 1.0 for periods after December 31, 2001 subject to reduction to 1.3 to 1.0 under circumstances specified in the participation agreements. The senior rent coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. If we do not meet specified cash flow coverage ratios while the lease debt is outstanding, we will not pay the equity portion of the rent to the owner lessors. Accordingly, this provision does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

Market Risk Exposures

        Our primary market risk exposures arise from changes in electricity and fuel prices. We manage these risks in part by using derivative financial instruments in accordance with established policies and procedures.

Commodity Price Risk

        Our revenues and results of operations are dependent upon prevailing market prices for energy, capacity and ancillary services in the PJM, NYISO and other competitive markets. The following table depicts the average market prices per megawatt hour in PJM during the first quarters of 2002 and 2001:

	24-Hour PJM Prices*
	2002	2001
January	$20.52	$36.66
February	20.62	29.53
March	24.27	35.05

Quarterly Average	$21.80	$33.75

*
Prices are calculated using historical hourly prices provided on the PJM-ISO web-site.

        As shown on the above table, the average market prices during the first three months of 2002 are below the average market prices during the first three months of 2001. During April 2002, our forecasted yearly average 24-hour PJM prices for 2002 ranged from approximately $23.25 to $31.21, compared to the actual yearly average 24-hour PJM prices of $29.07 in 2001. Our forecasted yearly average 24-hour PJM prices are based on year-to-date actual data and a forecast for the remainder of the year based on current market information. Among the factors that may influence future market prices for energy, capacity and ancillary services in PJM and NYISO are:

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

        Our ability to make payments of lease rent on the facility leases depends on revenues generated by the facilities, which depend on their performance level and on market conditions for the sale of capacity and energy. These market conditions are beyond our control.

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

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type:

	March 31, 2002	December 31, 2001
(Unaudited)
Commodity price:
Forwards	$16,236	$35,881
Options	—	—
Swaps	—	—

Interest Rate Risk

        We have mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on our outstanding long-term debt with our affiliate. We do not believe that interest rate fluctuations will have a materially adverse effect on our financial position or results of operations.

Environmental Matters and Regulations

        For a complete discussion of EME Homer City Generation L.P.'s environmental matters, refer to "Environmental Matters and Regulations" in Item 7 of EME Homer City Generation L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the notes to the Financial Statements set forth therein. There have been no significant developments with regard to environmental matters that affect disclosures presented as of December 31, 2001.

Critical Accounting Policies

        For a complete discussion of EME Homer City Generation L.P.'s critical accounting policies, refer to "Critical Accounting Policies" in Item 7 of EME Homer City Generation L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

New Accounting Standards

        In December 2001, the Derivative Implementation Group issued a revised interpretation of "Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity," referred to as Statement No. 133 Implementation Issue Number C15. Under this revised interpretation, our forward electricity contracts will no longer qualify for the normal sales exception since we have net settlement agreements with our counterparties. In lieu of following this exception in which we record revenue on an accrual basis, we believe our forward sales agreements will qualify as cash flow hedges. Under a cash flow hedge, we will record the fair value of the forward sales agreements on our balance sheet and record the effective portion of the cash flow hedge as part of other comprehensive income. The ineffective portion of our cash flow hedges will be recorded directly in our income statement. This revised interpretation became effective April 1, 2002. We expect to record approximately $11.9 million as the fair value of the forward electricity contracts and a cumulative change in other comprehensive income of a like amount.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a complete discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7 of EME Homer City Generation L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        None.

(b) Reports on Form 8-K

        The registrant filed the following report on Form 8-K during the quarter ended March 31, 2002.

Date of Report	Date Filed	Item Reported
February 10, 2002	March 6, 2002	5

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME Homer City Generation L.P.
(Registrant)

		By:	Mission Energy Westside Inc., as General Partner
Date:	May 8, 2002	By:	/s/ GEORGIA R. NELSON GEORGIA R. NELSON President and Director

QuickLinks

TABLE OF CONTENTS
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands)
EME HOMER CITY GENERATION L.P. STATEMENTS OF INCOME (LOSS) (In thousands)
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE LOSS (In thousands)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (In thousands)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS (Dollars in thousands)
SIGNATURES
EME Homer City Generation L.P. (Registrant)