Form 10-Q
period 2002-09-30
EME HOMER CITY GENERATION LP
filed 2002-11-14
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 333-92047-03

EME HOMER CITY GENERATION L.P.
(Exact name of registrant as specified in its charter)

Pennsylvania	33-0826938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1750 Power Plant Road Homer City, Pennsylvania	15748
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (724) 479-9011

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Number of shares outstanding of the registrant's Common Stock as of November 11, 2002: Not applicable.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$106,455	$38,501
Due from affiliates	91,069	76,047
Fuel inventory	26,450	24,751
Spare parts inventory	23,552	22,725
Deposits under lease swap agreement	—	36,992
Assets under price risk management	9,212	14
Other current assets	5,012	2,701

Total current assets	261,750	201,731

Property, Plant and Equipment	2,067,540	2,042,531
Less accumulated depreciation and amortization	84,534	38,131

Net property, plant and equipment	1,983,006	2,004,400

Deferred taxes	19,636	—
Restricted cash	77,909	130,517

Total Assets	$2,342,301	$2,336,648

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$2,293	$2,976
Accrued liabilities	26,056	20,296
Interest payable	58,798	8,016
Interest payable to affiliate	40,304	4,166
Advances under lease swap agreement	17,149	—
Current portion of lease financing	59,690	78,620
Liabilities under price risk management	3,217	—

Total current liabilities	207,507	114,074

Long-term debt to affiliate	626,176	605,591
Lease financing, net of current portion	1,427,010	1,498,697
Deferred taxes	—	6,606
Benefit plans and other	19,546	18,896

Total Liabilities	2,280,239	2,243,864

Commitments and Contingencies (Note 4)
Partners' Equity	62,062	92,784

Total Liabilities and Partners' Equity	$2,342,301	$2,336,648

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Operating Revenues from Marketing Affiliate
Capacity revenues	$9,624	$23,386	$35,993	$50,964
Energy revenues	109,010	131,618	249,223	338,221
Loss from price risk management	(623)	(1,019)	(1,202)	(988)

Total operating revenues	118,011	153,985	284,014	388,197

Operating Expenses
Fuel	43,700	48,872	104,509	128,353
Plant operations	15,576	17,997	70,375	60,504
Depreciation and amortization	15,453	12,530	46,403	36,936
Administrative and general	982	182	3,434	182

Total operating expenses	75,711	79,581	224,721	225,975

Income from operations	42,300	74,404	59,293	162,222

Other Income (Expense)
Interest and other income (expense)	533	375	1,787	(1,219)
Loss on disposal of assets	—	—	—	(861)
Interest expense	(42,637)	(34,057)	(127,790)	(102,597)

Total other expense	(42,104)	(33,682)	(126,003)	(104,677)

Income (loss) before income taxes	196	40,722	(66,710)	57,545
Provision (benefit) for income taxes	(92)	15,872	(30,490)	22,771

Net Income (Loss)	$288	$24,850	$(36,220)	$34,774

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net Income (Loss)	$288	$24,850	$(36,220)	$34,774
Other comprehensive income (expense), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense of $5,562 for the nine months ended September 30, 2002 and net of income tax benefit of $11,678 and $58,234 for the three months and nine months ended September 30, 2001, respectively	—	(17,393)	6,357	(86,730)
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(2,515) and $1,098 for the three months and nine months ended September 30, 2002, respectively, and $46,647 for the nine months ended September 30, 2001	(2,875)	—	1,255	69,473
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(616) and $3,308 for the three months and nine months ended September 30, 2002, respectively, and $(11,587) for the nine months ended September 30, 2001	704	—	(3,781)	17,257

Comprehensive Income (Loss)	$(1,883)	$7,457	$(32,389)	$34,774

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY

(In thousands)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2001	$91,869	$915	$92,784
Net loss	(36,184)	(36)	(36,220)
Non-cash contribution	1,665	2	1,667
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense of $5,562	6,351	6	6,357
Other unrealized holding gains arising during period, net of income tax expense of $1,098	1,254	1	1,255
Reclassification adjustment for gains included in net loss, net of income tax expense of $3,308	(3,777)	(4)	(3,781)

Balance at September 30, 2002 (unaudited)	$61,178	$884	$62,062

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(36,220)	$34,774
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,403	37,500
Non-cash contribution of services	1,667	—
Deferred taxes	(26,242)	22,771
Loss on asset disposal	—	861
(Increase) decrease in due from affiliates	(15,022)	37,109
Increase in inventory	(2,526)	(1,454)
Increase in other assets	(2,311)	(2,832)
Decrease in accounts payable	(683)	(12,343)
Increase (decrease) in accrued liabilities	5,760	(3,299)
Increase in interest payable	86,920	32,716
Increase (decrease) in other liabilities	933	(469)
(Increase) decrease in net assets under price risk management	(2,150)	659

Net cash provided by operating activities	56,529	145,993

Cash Flows From Financing Activities
Advances under lease swap agreement	54,141	—
Borrowings on long-term obligations	20,585	68,000
Repayments on debt obligations	—	(11,369)
Repayments of lease financing	(91,534)	—
Financing costs	(283)	—

Net cash provided by (used in) financing activities	(17,091)	56,631

Cash Flows From Investing Activities
Capital expenditures	(24,092)	(73,988)
Decrease in restricted cash	52,608	—

Net cash provided by (used in) investing activities	28,516	(73,988)

Net increase in cash and cash equivalents	67,954	128,636
Cash and cash equivalents at beginning of period	38,501	19,116

Cash and cash equivalents at end of period	$106,455	$147,752

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

NOTES TO FINANCIAL STATEMENTS

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

        The partnership's significant accounting policies are described in Note 2 to its financial statements as of December 31, 2001, included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The partnership follows the same accounting policies for interim reporting purposes, with the exception of the change in accounting for derivatives (see Note 3). This quarterly report should be read in connection with such financial statements.

        Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on net income or partners' equity.

Income Taxes

        We are included in the consolidated federal and state income tax returns of Edison International and are party to a tax-allocation agreement with our indirect parent Edison Mission Holdings Co. In accordance with the agreement and the tax-allocation procedures in effect since our formation, our current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which we use the long term state tax apportionment factors of the Edison International group. Also, while we are generally subject to separate return limitations for net losses, under the tax-allocation agreement we are permitted to transfer to Edison Mission Holdings Co., or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in our intercompany account balances (including subordinated loans). We also file a separate state income tax return in Pennsylvania. During the fourth quarter of 2002, we expect to realize a portion of the tax receivable on our books through a reduction in amounts owed under our subordinated revolving loan agreement with Edison Mission Finance.

        We account for income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted rates.

Current Developments

        A number of significant developments have adversely affected independent power producers and subsidiaries of major integrated energy companies who sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators). These developments include depressed market prices in U.S. wholesale energy markets, significant declines in the credit ratings of most major market participants and the decline of liquidity in the energy markets as a result of tightening credit and increasing concern about the ability of counter-parties to perform their obligations. In addition, many merchant generators and power trading firms have announced plans to improve their financial position through asset sales, cancellation or deferral of substantial new development, significant reductions in or elimination of trading activities, decreases in capital expenditures, including cancellations of orders for new turbines, and reductions in operating costs.

Our Situation

        We have been affected by lower wholesale prices of energy and capacity in 2002 and by the diminished ability to enter into forward contracts through our affiliate, Edison Mission Marketing &

Trading, because of credit constraints affecting Edison Mission Marketing & Trading and counter-parties. On October 1, 2002, Moody's placed the credit rating (Baa3) associated with the secured lease obligation bonds of Homer City Funding LLC (the lessor under the sale-leaseback of our facilities) under review for downgrade. See "Management's Discussion and Analysis of Results of Operations and Financial Condition—Credit Ratings."

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Unrealized Gains on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at December 31, 2001	$—	$—
Current period change	3,831	3,831

Balance at September 30, 2002 (unaudited)	$3,831	$3,831

        Unrealized gains on cash flow hedges at September 30, 2002 primarily include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133 due to the partnership's net settlement procedures with counter-parties through its marketing affiliate. The partnership began treating its forward energy sales contracts as cash flow hedges under SFAS No. 133 on April 1, 2002 as a result of the recent, revised SFAS No. 133 Implementation Issue Number C15. See Note 3 for additional explanation on this accounting change. These gains arise because current forecasts of future electricity prices are lower than our contract prices. As our hedged positions are realized, approximately $2.4 million, after tax, of the net unrealized gains on cash flow hedges will be reclassified into earnings during the next twelve months. The maximum period over which a cash flow hedge is designated is through December 31, 2003.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. The partnership recorded a net $0.6 million and $1.2 million loss during the third quarter and nine months ended September 30, 2002, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in income (loss) from price risk management in the income statement.

Note 3. Change in Accounting

        Effective April 1, 2002, the partnership implemented the Derivative Implementation Group of the Financial Accounting Standards Board's revised "Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity," referred to as Statement No. 133 Implementation Issue Number C15. This revised interpretation precludes the partnership from qualifying for the normal sales and purchases exception on its forward energy sales contracts since it has net settlement agreements with its counter-parties through its marketing affiliate. Therefore, the partnership has treated its forward energy sales contracts as cash flow hedges. As a cumulative effect of adoption of this interpretation, the partnership recorded an $11.9 million increase to its net assets in the balance sheet at the fair value of its forward energy sales contracts, and $6.4 million, after tax, to accumulated other comprehensive income in the balance sheet.

Note 4. Commitments and Contingencies

Plant Improvements

        The partnership has contracted with a division of ABB Flakt, now Alstom Power, to make environmental capital improvements to its generating units. The contractor was retained to construct a limestone-based, wet scrubber flue gas desulfurization system at Unit 3 and a selective catalytic reduction system at each of the three units. These improvements are expected to enable the partnership's generating units to comply with Phase II of Title IV of the Clean Air Act regarding sulfur oxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the Environmental Protection Agency's State Implementation Plan Call regarding nitrogen oxide emissions. These improvements are estimated to cost approximately $279.8 million, which includes a fixed price, turnkey engineering, procurement and construction contract, project management costs and other project costs of which $271.4 million has been spent through September 30, 2002. The partnership expects to spend approximately $8.4 million during the remainder of 2002 and in 2003 on capital expenditures related to this project.

        The wet scrubber flue gas desulfurization system on Unit 3 has been installed and is operational. The selective catalytic reduction system on Unit 3 was installed but went out of service on February 10, 2002 due to a collapse of ductwork. Unit 3 was returned to service on April 4, 2002 and is operating with the selective catalytic reduction system bypassed. The partnership has completed its investigation of the event and submitted its findings to the contractor. The contractor has completed their preliminary investigation and the partnership is reviewing these preliminary findings. Both parties are working together to develop a suitable restoration plan to return the selective catalytic reduction system to service with a targeted completion date of late May 2003. The partnership faces increased emission allowance costs and possibly some loss of dispatch if the selective catalytic reduction system is not returned to service for the 2003 NOx season (May-September). The partnership believes that the costs to repair the damage will be covered, for the most part, by insurance and the contractual obligations of the contractor. The partnership may also be entitled to recovery of business interruption losses under one of its insurance programs, but such determination has not been made or quantified at this time.

        The selective catalytic reduction systems on Units 1 and 2 have also been installed. However, as a result of the Unit 3 ductwork collapse, the partnership reviewed the similar structures on Units 1 and 2 and determined that as a precaution it would be appropriate to install additional reinforcement in these structures. The additional reinforcement extended the duration of planned outages for these units, which had been scheduled to end on June 2, 2002. Unit 1 returned to service on June 28, 2002 and Unit 2 returned to service on June 26, 2002.

Ash Disposal Site

        The Pennsylvania Department of Environmental Protection, or PADEP, regulations governing ash disposal sites require, among other things, groundwater assessments of landfills if existing groundwater monitoring indicates the possibility of degradation. The assessments could lead to the installation of additional monitoring wells and if degradation of the groundwater were discovered, the partnership would be required to develop abatement plans, which may include the lining of unlined sites. To date, the facilities' ash disposal site has not shown any signs that would require abatement. Management does not believe that the costs of maintaining and abandoning the ash disposal site will have a material impact on the partnership's results of operations or financial position.

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

Penn Hill No. 2 and Dixon Run No. 3 Discharges

        In connection with the purchase of the Homer City facilities, the partnership acquired the Two Lick Creek Dam and Reservoir. Acid mine drainage discharges from the Penn Hill No. 2 and Dixon Run No. 3 inactive deep mines were collected and partially treated on the reservoir property by Stanford Mining Company before being pumped off the property for additional treatment at the nearby Chestnut Ridge Treatment Plant. The mining company filed for bankruptcy, but it operated the collection and treatment system until May 1999 when its assets were allegedly depleted.

        PADEP initially advised the partnership that it was potentially liable for treating the two discharges solely because of its ownership of the property from which the discharges emanated. Without any admission of its liability, the partnership voluntarily entered into a letter agreement to fund the operation of the collection and treatment system for an interim period until the agency completed its investigation of potentially liable parties, and alternatives for permanent treatment of the discharges were evaluated. After examining property records, PADEP concluded that the partnership is only responsible for treating the Dixon Run No. 3 discharge. The agency completed its investigation of other potentially responsible parties, particularly mining companies that previously operated the two mines, and has notified the partnership that it plans no further action against other parties.

        A draft consent agreement that addresses remedial responsibilities for the two discharges has been prepared by PADEP. Under its terms, the partnership is responsible for designing and implementing a permanent system to collect and treat the Dixon Run No. 3 discharge. The state has provided funding to the Blacklick Creek Watershed Association to develop and operate a collection and treatment system for the Penn Hill No. 2 discharge. The partnership continued its funding of the existing collection and treatment system pending the completion of the treatment systems for both discharges. The Watershed Association has completed construction of the Penn Hill No. 2 system, and it is now fully operational.

        The partnership has evaluated options for permanent treatment of the Dixon Run No. 3 discharge and concluded that conventional chemical treatment utilizing the existing treatment system is the most appropriate option. The bankruptcy trustee for the mining company has indicated a willingness to convey the existing treatment system to the partnership, and the partnership is engaged in discussions with the bankruptcy trustee concerning the terms of the conveyance. The existing treatment system must be modified to improve its performance, and the partnership estimates the costs of the modifications to be less than $200,000. With these modifications and the cessation of the discharge from the Penn Hills No. 2 treatment system, the partnership expects to significantly reduce the current monthly operational cost of $17,000.

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

Coal Cleaning Agreement

        The partnership has entered into a Coal Cleaning Agreement with Homer City Coal Processing Corp. to operate and maintain a coal cleaning plant owned by the partnership. Under the terms of the agreement, the partnership is obligated to reimburse Homer City Coal Processing Corp. for the actual costs incurred in the operations and maintenance of the coal cleaning plant, a fixed general and administrative service fee of approximately $260,000 per year, and an operating fee that ranges from $.20 to $.35 per ton depending on the level of tonnage. The agreement expired on August 31, 2002 and was renewed with the same terms through December 31, 2005, with a two-year extension option.

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

Lease Swap Agreement

        In connection with the sale-leaseback transaction, the partnership entered into a swap agreement with a bank in order to more effectively match its lease payments with its cash flow, which is higher during the summer months when energy prices are usually higher. Under the terms of this swap, the partnership made an initial deposit of $37 million with the bank in December 2001. Beginning in April 2002 through April 2014, the bank will make a swap payment to the partnership in April of each year and the partnership will make a swap payment to the bank in October of each year. In April 2002, the partnership received a payment from the bank of $54.3 million, resulting in the net outstanding loan balance to the bank of $17.1 million at September 30, 2002. The amount of payments are designed to reverse the semi-annual payments due under the lease such that the partnership effectively has lower cash obligations in April and higher cash obligations in October. The partnership is also required to fund one-sixth of the October swap payment each month, between April and September of each year, into a restricted cash account. The implicit interest rate, which was fixed at inception of the swap agreement, was based on LIBOR during periods that the partnership would have a net deposit with the bank, and LIBOR plus 5% during periods that the partnership would have a net loan with the bank.

Insurance

        The partnership maintains insurance coverages consistent with those normally carried by companies engaged in similar businesses and owning similar properties. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $750 million. The partnership is in the process of obtaining additional coverage in the amount of $125 million, for a total coverage of $875 million. Under the terms of the participation agreements entered into on December 7, 2001 as part of the sale-leaseback transaction, the partnership is required to maintain certain minimum insurance coverages. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. The partnership has obtained a waiver under the participation agreements allowing for this insurance coverage.

        The partnership also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size.

Note 5. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2002	2001
	(Unaudited) (in thousands)
Cash paid for interest	$39,462	$78,968
Cash paid for income taxes	$1,959	$—
Non-cash lease financing obligation	$688	$—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion contains forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause differences in our results of operations are set forth under "—Credit Ratings" and "—Market Risk Exposures" below, and under "—Risk Factors" in the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of EME Homer City Generation L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

        The Management's Discussion and Analysis of Results of Operations and Financial Condition of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME Homer City Generation L.P. since December 31, 2001, and as compared to the third quarter and nine months ended September 30, 2001. This discussion presumes that the reader has read or has access to the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of EME Homer City Generation L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

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

        On December 7, 2001, we completed a sale-leaseback of the Homer City facilities to third-party lessors for an aggregate purchase price of $1.591 billion, consisting of $782 million in cash and assumption of debt (the fair value of which was $809.3 million). This transaction has been accounted for as a lease financing for accounting purposes. In connection with the sale-leaseback transaction, our partnership agreement was amended to, among other things, change the ownership interests in us to 99.9 percent for Chestnut Ridge Energy and 0.1 percent for Mission Energy Westside.

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

Current Developments

        A number of significant developments have adversely affected independent power producers and subsidiaries of major integrated energy companies who sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators). These developments include depressed market prices in U.S. wholesale energy markets, significant declines in the credit ratings of most major market participants and the decline of liquidity in the energy markets as a result of tightening credit and increasing concern about the ability of counter-parties to perform their obligations. In addition, many merchant generators and power trading firms have announced plans to improve their financial position through asset sales, cancellation or deferral of substantial new development, significant reductions in or elimination of trading activities, decreases in capital expenditures, including cancellation of orders for new turbines, and reductions in operating costs.

Our Situation

        We have been affected by lower wholesale prices of energy and capacity in 2002 and by the diminished ability to enter into forward contracts through our affiliate, Edison Mission Marketing & Trading, because of credit constraints affecting Edison Mission Marketing & Trading and counter-parties. On October 1, 2002, Moody's placed the credit rating (Baa3) associated with the secured lease obligation bonds of Homer City Funding LLC (the lessor under the sale-leaseback of our facilities) under review for downgrade. See "—Credit Ratings."

Related Party Transactions

        During 2002, we entered into four capacity swap agreements and two energy price basis swap agreements with our marketing affiliate. Each agreement was at fair market value at the time of the transaction. Payments received under these agreements amounted to $2.3 million.

Results of Operations

Operating Revenues

        Operating revenues decreased $36.0 million and $104.2 million in the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. Energy and capacity sales were made through contracts with our marketing affiliate. Revenues decreased in the third quarter primarily due to lower energy and capacity prices. Revenues for the nine months ended September 30, 2002 decreased primarily due to decreased generation and lower energy and capacity prices. On February 10, 2002, the ductwork and bypass associated with the selective catalytic reduction system on Unit 3 collapsed. No fire occurred and no injuries were reported as a result of the event. Unit 3 returned to service on April 4, 2002 and is operating with the selective catalytic reduction system bypassed. We have completed our investigation of the event and submitted our findings to the contractor. The contractor has completed their preliminary investigation and we are reviewing these preliminary findings. Both parties are working together to develop a suitable restoration plan to return the selective catalytic reduction system to service with a targeted completion date of late May 2003. We face increased emission allowance costs and possibly some loss of dispatch if the selective catalytic reduction system is not returned to service for the 2003 NOx season (May-September). We believe that the costs to repair the damage will be covered, for the most part, by insurance and the contractual obligations of the contractor who installed the selective catalytic reduction system. We may also be entitled to recovery of business interruption losses under one of our insurance programs, but such determination has not been made or quantified at this time.

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

        We generated 3,477 GWhr and 8,411 GWhr of electricity during the third quarter and nine months ended September 30, 2002, respectively, compared to generating 3,445 GWhr and 9,605 GWhr of electricity in the corresponding periods of 2001. Our availability factor for the nine months ended

September 30, 2002 was 71.0%, compared to 85.7% for the corresponding period in 2001. The availability factor is determined by the number of megawatt hours we are available to generate electricity divided by the number of megawatt hours in the period. We are not available during periods of planned and unplanned maintenance. We generally refer to unplanned maintenance as a forced outage. We had a forced outage rate of 20.4% and 3.3% during the nine months ended September 30, 2002 and 2001, respectively. As described above, our Unit 3 experienced a forced outage during the first quarter of 2002, and Units 1 and 2 experienced extended outages during the second quarter of 2002.

        The weighted average price for energy was $31.24/MWh and $37.44/MWh during the third quarters of 2002 and 2001, respectively. The weighted average price for energy was $29.68/MWh and $35.02/MWh for the nine months ended September 30, 2002 and 2001, respectively. The decrease was due to lower PJM market prices. See "—Market Risk Exposures—Commodity Price Risk" for further discussion of PJM market prices.

        Losses from price risk management activities decreased $0.4 million and increased $0.2 million in the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. In 2002, the losses primarily represent the ineffective portion of our forward energy sales contracts which are derivatives that qualified as cash flow hedges under SFAS No. 133. In 2001, a small portion of our forward power purchase and sales contracts, which were non-speculative, were recorded as derivatives at fair value under SFAS No. 133. These changes in fair value were recognized as income (loss) from price risk management.

Operating Expenses

        Operating expenses decreased $3.9 million and $1.3 million in the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses decreased $5.2 million and $23.8 million in the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The third quarter decrease was primarily due to lower coal prices. The nine months ended September 30, 2002 decrease was primarily due to lower generation and lower coal prices. The average price of delivered coal per ton was $26.20 and $27.24 during the nine months ended September 30, 2002 and 2001, respectively. The change in the average price of delivered coal per ton is due to the changes in the type of coal being used in operations.

        Plant operations costs decreased $2.4 million and increased $9.9 million in the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The year-to-date increase was primarily due to maintenance costs related to our forced outages as mentioned previously, increased insurance costs from higher premiums and higher estimated benefit costs. Planned maintenance expense varies based on a number of factors, including timing of our maintenance on major pieces of equipment, including the boiler and turbine on each unit, which is generally planned for three-year and six-year cycles. Our planned major maintenance expenditures are expected to be similar during the next several years.

        Depreciation and amortization increased $2.9 million and $9.5 million in the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. The 2002 increases are due to our placing in service and beginning depreciation on approximately $270 million of environmental improvement assets during the fourth quarter of 2001, in which there was no comparable depreciation during the first nine months of 2001. In addition, prior to the completion of the sale-leaseback transaction on December 7, 2001, depreciation and amortization expense primarily related to the acquisition of the Homer City facilities, which were being depreciated over 39 years from the date of acquisition. As a result of the sale-leaseback, depreciation and amortization of our leasehold interest is based on the minimum term of the leases, which is 33.67 years, leading to increased depreciation costs.

        Administrative and general expenses increased $0.8 million and $3.3 million in the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. Beginning in 2002, administrative and general expenses primarily include our allocated share of Edison Mission Energy's Americas Region Chicago office. The Chicago office has technical and managerial responsibility for our operations. Historically, we were not charged this allocation as the Chicago office was principally focused on Edison Mission Energy's power plants in Illinois. The allocation was recorded as a non-cash charge to our operations through an in-kind contribution of services from our partners. Administrative and general expenses also include the accrual for Pennsylvania state capital tax.

Other Income (Expense)

        Interest expense increased $8.6 million and $25.2 million in the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. Interest expense prior to December 7, 2001 was due to the indebtedness incurred to acquire the Homer City facilities. As a result of the sale-leaseback, the increase in interest expense was primarily from the lease financing. Interest expense also included interest of $12.7 million and $33.6 million in the third quarters ended September 30, 2002 and 2001, respectively, and $37.3 million and $101.0 million in the nine months ended September 30, 2002 and 2001, respectively, from our subordinated loan agreements with Edison Mission Finance.

        Interest and other income increased $0.2 million and $3.0 million in the third quarter and nine months ended September 30, 2002, respectively, compared to the corresponding periods of 2001. Interest and other income (expense) primarily relates to interest earned on cash and cash equivalents and fees paid to our marketing affiliate. The year-to-date increase is primarily due to $2.2 million of losses related to removal of equipment in connection with our capital improvement program that occurred in 2001.

Provision (Benefit) for Income Taxes

        We had an effective tax provision (benefit) rate during the first nine months of 2002 of (45.7)% and 39.6% for the corresponding period of 2001. Our effective tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes.

Liquidity and Capital Resources

        At September 30, 2002, we had cash and cash equivalents of $106.5 million compared to $38.5 million at December 31, 2001. Net working capital at September 30, 2002 was $54.2 million compared to $87.7 million at December 31, 2001. Included in net working capital is $61.9 million and $58.5 million of income tax receivable included on our balance sheet in Due from Affiliates at September 30, 2002 and December 31, 2001, respectively.

        Net cash provided by operating activities decreased $89.5 million in the first nine months of 2002 compared to the corresponding period of 2001. The change is due to our net loss and timing of cash receipts and disbursements related to working capital items.

        Net cash provided by financing activities was $73.7 million less in the first nine months of 2002 compared to the corresponding period of 2001. In 2002, we borrowed less from our affiliate, received

$54.1 million in principal cash payments from our swap agreement with a bank, and made our April lease payment on the sale-leaseback we entered into on December 7, 2001.

        On October 1, 2002, we made our lease payment of $45.6 million and an $84.9 million payment under our lease swap agreement. Funding for these payments was provided by cash on hand, an accelerated cash payment from our marketing affiliate of $37.4 million for September power generation and a prepayment of $10.1 million from our marketing affiliate for October power generation. These related party transactions were made in order to provide us sufficient funds to meet our October obligations as our cash flow from operations has been adversely affected by higher-than-expected plant outages and lower wholesale electricity prices. See "—Results of Operations—Operating Revenues."

        Net cash used in investing activities was $102.5 million less in the first nine months of 2002 compared to the corresponding period of 2001. In 2002, we invested less in capital expenditures as our environmental improvements are nearing completion, and utilized restricted cash to meet our lease payment obligations.

        Capital expenditures were $24.1 million and $74.0 million for the nine months ended September 30, 2002 and 2001, respectively, primarily related to the addition of a flue gas desulfurization system on Unit 3 and the selective catalytic reduction systems on all three units. These capital expenditures are expected to enhance the economics of our units by reducing fuel costs, including reducing the need for purchases of nitrogen oxide and sulfur dioxide emission allowances. We expect to spend approximately $4.2 million for the remainder of 2002 on capital expenditures. Our cash generated from operations is restricted for use by the sale-leaseback agreements. Therefore, these expenditures are planned to be funded through additional loans to us under our subordinated revolving loan agreement with Edison Mission Finance.

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

        Our bank accounts are largely under the control of a collateral agent that operates in accordance with a security deposit agreement executed as part of the sale-leaseback transaction. Accordingly, our access to most of the cash in our bank accounts is limited to specific uses set forth in this agreement. The rent payments that we owe under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used mainly for debt service to the holders of the senior secured bonds, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, we are required to meet a projected senior rent service coverage ratio of 1.7 to 1.0 for periods after December 31, 2001 subject to reduction to 1.3 to 1.0 under circumstances specified in the participation agreements. The senior rent coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. If we do not meet specified cash flow coverage ratios while the lease debt is outstanding, we will not pay the equity portion of the rent to the owner-lessors. Accordingly, this provision does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

Credit Ratings

        We are not currently rated. However, we have entered into a contract with a marketing affiliate, Edison Mission Marketing & Trading, for the sale of energy and capacity from our facilities, which enables this marketing affiliate to engage in forward sales and hedging. Under this contract, we pay the marketing affiliate fees of $0.02/MWh plus emission allowance fees. Edison Mission Marketing & Trading is currently rated "BBB-" by Standard & Poor's, which is the lowest level of investment grade rating. On July 25, 2002, Standard & Poor's changed its outlook to negative from stable on its "BBB-" corporate credit rating on Edison Mission Marketing & Trading. In addition, Standard & Poor's changed its outlook to negative from stable on its "BBB-" rating on the lessor bonds related to the sale-leaseback of our facilities. On October 10, 2002, Standard & Poor's placed the "BBB-" corporate credit rating of Edison Mission Marketing & Trading on CreditWatch with negative implications.

        Pursuant to our sale-leaseback documents, a downgrade of Edison Mission Marketing & Trading to below investment grade would restrict our ability to sell forward the output of our facilities. Under the sale-leaseback documents, we may only engage in permitted trading activities as defined in the documents. These documents include a requirement that the counter-party to such transactions, and we, if acting as seller to an unaffiliated third party, be investment grade. We currently sell all of the output from our facilities through Edison Mission Marketing & Trading, and we are not rated. Therefore, in order for us to continue to sell forward the output of our facilities in the event of a downgrade in Edison Mission Marketing & Trading's credit, either: (1) we must obtain a waiver from the sale-leaseback owner participant to permit us to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the investment grade requirements of the sale-leaseback documents. We have obtained a consent from the sale-leaseback owner participant that will allow us to enter into limited amounts of such sales, under specified conditions, through September 25, 2003. We are permitted to sell the output of our facilities into the PJM pool at any time. See "—Market Risk Exposures" below.

Market Risk Exposures

        Our primary market risk exposures arise from fluctuations in electricity prices, fuel prices and emission and transmission rights. We manage these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "—Current Developments" and "—Credit Ratings" for a discussion of the market developments and their impact on our credit and the credit of our counter-parties.

Commodity Price Risk

        Our revenues and results of operations are dependent upon prevailing market prices for energy, capacity, emission credits and ancillary services in the PJM, NYISO and other competitive markets.

The following table depicts the average market prices per megawatt hour in PJM during the first nine months of 2002 and 2001:

	24-Hour PJM Historical Prices*
	2002	2001
January	$20.52	$36.66
February	20.62	29.53
March	24.27	35.05
April	25.68	34.58
May	21.98	28.64
June	24.98	26.61
July	30.01	30.21
August	30.41	43.99
September	29.00	22.44

Nine-Month Average	$25.27	$31.97

*
Prices were calculated at the Homer City busbar (delivery point) using historical hourly prices provided on the PJM-ISO web-site.

        As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first nine months of 2002 are below the average historical market prices during the first nine months of 2001. The forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, electricity demand which is affected by weather and is also affected by economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices. At the end of October 2002, our forecasted yearly average 24-hour PJM price for 2002 was $25.64, compared to the actual yearly average 24-hour PJM price of $29.07 in 2001. Our forecasted yearly average 24-hour PJM prices are based on year-to-date actual data and a forecast for the remainder of the year based on current market information.

        The following table sets forth the forward month-end market prices for energy per megawatt hour for the calendar 2003 and calendar 2004 "strips," which are defined as energy purchases for the entire calendar year, for sales in PJM during the first nine months of 2002:

	24-Hour PJM Forward Prices*
	2003	2004
January 31, 2002	$25.48	$26.31
February 28, 2002	27.11	27.59
March 31, 2002	29.69	29.66
April 30, 2002	29.19	28.81
May 31, 2002	28.40	28.24
June 30, 2002	27.96	28.09
July 31, 2002	27.94	28.43
August 31, 2002	28.10	28.17
September 30, 2002	29.00	28.99

*
Prices were obtained by gathering publicly available broker quotes at PJM West (delivery point).

        The forward prices at PJM West (delivery point) are generally higher than the prices of the Homer City busbar (delivery point) due to transmission congestion charges. The average PJM West price has been 3% higher than the average Homer City busbar price during the past 24 months. The average price that we derive from electricity sales is normally higher than a 24-hour price as we manage our generation to optimize the on-peak periods when power prices are higher.

        Among the factors that may influence future market prices for energy, capacity and ancillary services in PJM and NYISO are:

  •
  prevailing market prices for fuel oil, coal, natural gas and emission credits and associated transportation costs;

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

        Our risk management policy allows for the use of derivative financial instruments through our marketing affiliate to limit financial exposure to energy prices for non-trading purposes. Use of these instruments exposes us to commodity price risk, which includes potential losses that can arise from a change in the market value of a particular commodity. Commodity price risk exposures are actively monitored to ensure compliance with our risk management policies. Policies are in place which limit the amount of total net exposure we may enter into at any point in time. Procedures and systems are in place that allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Our marketing affiliate performs a series of "value at risk" analyses in our daily business to measure, monitor and control our overall market risk exposure. The use of value at risk analysis allows us to aggregate overall risk, compare risk on a consistent basis and identify the different elements of risk. Value at risk measures the worst expected loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk analysis and reliance upon a single risk measurement tool, our marketing affiliate supplements this approach with the use of stress testing and worst-case scenario analysis, as well as stop loss limits and counter-party credit exposure monitoring.

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type (in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Commodity price:
Forwards	$9,218	$35,881
Swaps	15	—

        In assessing the fair value of our derivative financial instruments, we use a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of our commodity risk management assets and liabilities as of September 30, 2002 (in thousands):

	Total Fair Value	Maturity < 1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity > 5 years
	(Unaudited)
Prices actively quoted	$9,233	$7,777	$1,456	$—	$—

Credit Risk

        In conducting price risk management activities, our marketing affiliate enters into contracts with a number of utilities, energy companies and financial institutions. To manage credit risk, our marketing affiliate looks at the risk of a potential default by our counter-parties. Credit risk is measured by the loss that would occur if the counter-parties failed to perform pursuant to the terms of their contractual obligations. Our marketing affiliate has established controls to determine and monitor the creditworthiness of counter-parties and uses master netting agreements whenever possible to mitigate the exposure to counter-party risk. This may require counter-parties to pledge collateral when deemed necessary. Our marketing affiliate generally manages the credit in the portfolio based on credit ratings using published ratings of counter-parties to guide the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. Where external ratings are not available, our marketing affiliate conducts internal assessments of credit risks of counter-parties using publicly disclosed information, such as financial statements, regulatory filings and press releases. The credit quality of our marketing affiliate's counter-parties is reviewed regularly by a risk management committee. Our marketing affiliate also monitors the concentration of credit risk from various positions, including contractual commitments. Credit concentration is determined on both an individual and group counter-party basis. In addition to continuously monitoring our credit exposure to counter-parties, our marketing affiliate also takes appropriate steps to limit or lower credit exposure.

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

New Accounting Standards

        In December 2001, the Derivative Implementation Group of the Financial Accounting Standards Board issued a revised interpretation of "Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity," referred to as Statement No. 133

Implementation Issue Number C15. Under this revised interpretation, our forward electricity contracts no longer qualify for the normal sales exception since our marketing affiliate has net settlement agreements with their counter-parties. In lieu of following this exception in which we record revenue on an accrual basis, we believe our forward sales agreements qualify as cash flow hedges. Under a cash flow hedge, we record the fair value of the forward sales agreements on our balance sheet and record the effective portion of the cash flow hedge as part of other comprehensive income. The ineffective portion of our cash flow hedges is recorded directly in our income statement. We implemented this interpretation on April 1, 2002. We recorded assets at fair value of $11.9 million, deferred taxes of $5.5 million and a $6.4 million increase to other comprehensive income as the cumulative effect of adoption of this interpretation.

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

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things. The portion of the Statement relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item that does not meet the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" shall be reclassified. The standard, effective on January 1, 2003, will require us to reclass as part of Income from Operations, an extraordinary gain of $5.7 million, net of tax, recorded in December 2001. The extraordinary gain was attributable to the extinguishment of debt that was assumed by the third-party lessors in our sale-leaseback transaction.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which will be effective on January 1, 2003. The Statement requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. We do not expect this standard to have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 24 of EME Homer City Generation L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

ITEM 4. CONTROLS AND PROCEDURES

        Under the Sarbanes-Oxley Act of 2002 and implementing rules and regulations adopted by the Securities and Exchange Commission (SEC), EME Homer City Generation L.P. must maintain disclosure controls and procedures. The term "disclosure controls and procedures" is defined in the

SEC's regulations to mean, as applied to EME Homer City Generation L.P., controls and other procedures that are designed to ensure that information required to be disclosed by EME Homer City Generation L.P. in reports filed with the SEC are recorded, processed, summarized, and reported, within the time frames specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by EME Homer City Generation L.P. in its SEC reports is accumulated and communicated to EME Homer City Generation L.P.'s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. The SEC's regulations also require EME Homer City Generation L.P. to carry out evaluations, under the supervision and with the participation of EME Homer City Generation L.P.'s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of EME Homer City Generation L.P.'s disclosure controls and procedures. These evaluations must be carried out within the 90-day period prior to the filing date of certain reports, including this Quarterly Report on Form 10-Q.

        The Chief Executive Officer and the Chief Financial Officer of EME Homer City Generation L.P. have evaluated the effectiveness of the design and operation of EME Homer City Generation L.P.'s disclosure controls and procedures as of November 11, 2002. They have concluded that those disclosure controls and procedures, as of the evaluation date, were effective in ensuring that information required to be disclosed by EME Homer City Generation L.P. in its reports filed with the SEC was (1) accumulated and communicated to EME Homer City Generation L.P.'s management, as appropriate to allow timely decisions regarding disclosure, and (2) recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.

        The Chief Executive Officer and the Chief Financial Officer of EME Homer City Generation L.P. also have concluded that there were no significant changes in EME Homer City Generation L.P.'s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description
10.32	Tax-Allocation agreement, effective January 1, 2002, by and between EME Homer City Generation L.P. and Edison Mission Holdings Co.
99.1	Statement Pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner

By:	/s/ Kevin M. Smith Kevin M. Smith Director, Vice President and Treasurer
Date:	November 11, 2002

CERTIFICATION

I, Georgia Nelson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of EME Homer City Generation L.P.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
	By:	Mission Energy Westside Inc., as General Partner

Date: November 11, 2002	By:	/s/ Georgia Nelson Georgia Nelson Director and President

CERTIFICATION

I, Kevin M. Smith, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of EME Homer City Generation L.P.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
	By:	Mission Energy Westside Inc., as General Partner

Date: November 11, 2002	By:	/s/ Kevin M. Smith Kevin M. Smith Director, Vice President and Treasurer

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
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (In thousands)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION