Form 10-K
period 2002-12-31
EME HOMER CITY GENERATION LP
filed 2003-03-28
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 333-92047-03

EME Homer City Generation L.P.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	33-0826938 (I.R.S. Employer Identification No.)
1750 Power Plant Road Homer City, Pennsylvania (Address of principal executive offices)	15748 (Zip Code)
Registrant's telephone number, including area code: (724) 479-9011
Securities registered pursuant to Section 12(b) of the Act:
None (Title of Class)	Not Applicable (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

8.137% Senior Secured Bonds due 2019
8.734% Senior Secured Bonds due 2026
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

        Aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of June 28, 2002: $0. Number of shares outstanding of the registrant's Common Stock as of March 27, 2003: Not applicable.

PART I

ITEM 1. BUSINESS

The Company

        EME Homer City Generation L.P., which is referred to as EME Homer City in this annual report, is a Pennsylvania limited partnership with Chestnut Ridge Energy Company as a limited partner with a 99.9 percent interest and Mission Energy Westside Inc. as a general partner with a 0.1 percent interest. Both Chestnut Ridge Energy and Mission Energy Westside are wholly owned subsidiaries of Edison Mission Holdings Co., a wholly owned subsidiary of Edison Mission Energy, which is referred to as EME in this annual report. EME is an indirect wholly owned subsidiary of Edison International. EME Homer City was formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 megawatts, or MW, which EME Homer City collectively refers to as the "Homer City facilities," for the purpose of producing electric energy. Although EME Homer City was formed on October 31, 1998, it had no significant activity prior to the acquisition of the facilities, which occurred on March 18, 1999.

        On December 7, 2001, EME Homer City completed a sale-leaseback of its facilities to third-party lessors for an aggregate purchase price of $1.591 billion, made up of $782 million in cash and the assumption of the obligations under Edison Mission Holdings Co.'s 8.137% Senior Secured Bonds due 2019 and 8.734% Senior Secured Bonds due 2026, which EME Homer City refers to collectively as the senior secured bonds (the fair value of which was $809.3 million), which were guaranteed by EME Homer City. EME Homer City's transaction has been accounted for as a lease financing for accounting purposes. Consent of the holders of the senior secured bonds was required for the sale-leaseback transaction and in connection with the transaction, the senior secured bonds were converted into pass-through bonds registered with the Securities and Exchange Commission. Also in connection with the transaction, EME Homer City has been released from its guarantee on the senior secured bonds, but remains indirectly liable to make payments on the pass-through bonds, through its semi-annual lease payments. For more information on the sale-leaseback transaction, see "Notes to Financial Statements—Note 4. Sale-Leaseback Transaction."

        EME and Edison International each are registered with the Securities and Exchange Commission and have financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding each of these companies, see their respective annual report on Form 10-K for the year ended December 31, 2002.

        The address of EME Homer City's principal executive offices is 1750 Power Plant Road, Homer City, Pennsylvania, 15748-8009 and its telephone number is (724) 479-9011.

Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements that reflect EME Homer City's current expectations and projections about future events based on EME Homer City's knowledge of present facts and circumstances and assumptions about future events. Other information distributed by EME Homer City that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "intends," "plans," "probable" and variations of such words and similar expressions are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact EME Homer City, are:

  •
  EME Homer City's ability to make its environmental improvement assets operational, specifically the selective catalytic reduction systems, for the 2003 NOx season, which could affect EME Homer City's compliance strategy regarding emissions control;

  •
  governmental, statutory, regulatory or administrative changes or initiatives affecting EME Homer City, the facilities or the United States electricity industry generally, including environmental regulations that could require capital expenditures or otherwise affect EME Homer City's cost and manner of doing business;

  •
  supply and demand for electric capacity and energy in the markets served by the EME Homer City generating units and the resultant prices and dispatch volumes;

  •
  competition from other power plants, including new plants and technologies that may be developed in the future;

  •
  operating risks, including equipment failure, availability, heat rate and output;

  •
  the cost, availability and pricing of fuel and fuel transportation services;

  •
  the cost, availability and pricing of transmission services; and

  •
  weather, natural disasters and other unforeseen events.

        Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this annual report and in the Notes to Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition that appear in Part II of this annual report. Readers are urged to read this entire annual report and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business. The information contained in this annual report is subject to change without notice, and EME Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME Homer City with the Securities and Exchange Commission.

Description of Business

Industry Overview

        The United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant change over the last several years, leading to significant deregulation and increased competition. The Federal Energy Regulatory Commission, under Order No. 888 and Order No. 889, which are referred to as the Open Access Rules, requires the owners and operators of electric transmission facilities subject to the Federal Energy Regulatory Commission's jurisdiction to make those facilities available for transmission on a non-discriminatory basis to all wholesale generators, sellers and buyers of electricity. In addition to this wholesale transmission, or wheeling, throughout the United States, there have been a number of programs adopted at the state level to allow retail customers to choose their electricity suppliers, with incumbent utilities required to deliver that electricity over their transmission and distribution systems. Numerous electric utilities nationwide have divested all or a portion of their electricity generation business as legislative and regulatory developments have driven the industry to disaggregate. EME Homer City operates as a competitive electric generator (sometimes called "merchant generator") in deregulated domestic power markets.

Power Markets

        PJM.    The Pennsylvania-New Jersey-Maryland Power Pool, or PJM, is the largest centrally dispatched electric control area in North America, consisting of over 660 generating units with a total installed capacity of approximately 70,000 MW. PJM serves approximately 10% of the United States population and covers portions of Pennsylvania, New Jersey, Maryland, Delaware, the District of Columbia and Virginia. PJM was restructured in April 1997 into a limited liability company which operates a competitive, non-discriminatory market in response to the Open Access Rules and includes bid-based energy and capacity markets. The independent system operator for the PJM operates the wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. A transmission charge based on the location of the energy purchaser is added to the energy price if the transmission system becomes constrained and generators with higher bids are dispatched prior to those with lower bids. To ensure that sufficient capacity is available in the market to meet reliability standards, PJM has a day-ahead installed capacity market and monthly installed capacity markets extending 12 months into the future. Each installed capacity market has a single market-clearing price for each day during which the market is in operation.

        NYISO.    The New York Independent System Operator, or NYISO, includes 36,342 MW of installed capacity and serves the majority of New York State's electric power requirements. The NYISO was established in 1999 to operate a competitive, non-discriminatory wholesale power market in response to the Open Access Rules and includes bid-based electricity and transmission usage markets. The market-clearing price for NYISO's day-ahead and real-time energy markets is set by supplier generation bids and customer demand bids.

        EME Homer City can transmit 1,884 MW from its generating units into NYISO through two 345 kilovolts, or kV, high voltage transmission lines and can transmit 1,884 MW into PJM through two 230 kV lines. EME Homer City does not incur any access or wheeling charges for any energy delivered into PJM. A 13-mile 230 kV line from EME Homer City's generating units also provides an indirect interconnection to the East Central Area Reliability Council, one of the largest regional electricity markets in the United States.

Overview of Facilities Under Lease

        The Homer City facilities are located on a 2,413-acre site approximately 45 miles northeast of Pittsburgh within Indiana County, Pennsylvania. EME Homer City owns a fee interest in the land and leases the facilities pursuant to a sale-leaseback transaction completed in December 2001. The Homer City facilities consist of the generating units, a coal cleaning facility, water supply provided by a reservoir known as the Two Lick Dam and associated support facilities. The Homer City generating units benefit from direct transmission access to both PJM and NYISO through four high voltage lines which interconnect through a switchyard located on the site.

        The Homer City units are coal-fired boilers and steam turbine-generator units. Units 1 and 2, which are essentially identical to one another, were constructed as positive pressure units, which utilize boilers with internal air pressure slightly higher than atmospheric pressure, and were placed into commercial operation in 1969. Units 1 and 2 were converted to balanced draft units, which utilize boilers with internal air pressure balanced at approximately atmospheric pressure, in 1976 and 1977, respectively. Unit 1 has an installed capacity of 620 MW, and Unit 2 has an installed capacity of 614 MW. The steam turbine-generators for Units 1 and 2 were manufactured by Westinghouse Electric Corporation, and the boilers for these units were manufactured by Foster Wheeler Energy Corporation. The Unit 1 and 2 boilers have been retrofitted with Foster Wheeler dual air register and internal flame staging low nitrogen oxide burners to meet Phase I nitrogen oxide Clean Air Act standards. In addition, both boilers have supplemental over-fired air systems to further reduce nitrogen oxide emissions to satisfy Pennsylvania Title I (ozone) requirements. In 2000, selective catalytic reduction units were installed on Units 1 and 2 for further NOx reduction. The units have had commissioning difficulties which are expected to be resolved prior to the 2003 NOx season.

        Unit 3 commenced commercial operation in 1977 and has an installed capacity of 650 MW. The steam turbine and generator for Unit 3 were manufactured by General Electric Corporation, and the Unit 3 boiler was manufactured by Babcock & Wilcox. The boiler for Unit 3 was originally constructed with Babcock & Wilcox low nitrogen oxide burners which satisfied Phase I nitrogen oxide Clean Air Act standards, and a supplemental over-fired air system was installed in 1995 at Unit 3 to further reduce nitrogen oxide emissions. In 2001, a wet scrubber flue gas desulfurization system was installed on Unit 3. Also in 2001, a selective catalytic reduction system was installed on Unit 3 but went out of service on February 10, 2002 due to a collapse of ductwork. Unit 3 has been operating with the selective catalytic reduction system bypassed. EME Homer City plans to have the selective catalytic reduction system returned to service for the 2003 NOx season. These improvements are expected to enable the Homer City generating units to comply with Phase II of Title IV of the Clean Air Act regarding sulfur oxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the Environmental Protection Agency's State Implementation Plan Call regarding nitrogen oxide emissions.

        Emission allowances were acquired by EME Homer City as part of the acquisition of the facilities. Emission allowances are required by the Homer City facilities in order to be certified by the local environmental authorities and are required to be maintained throughout the period of operation of the facilities. EME Homer City purchases additional emission allowances when necessary to meet environmental regulations.

Fuel Supply

        Units 1 and 2.    Units 1 and 2 typically consume approximately 3,300,000 tons of mid-range sulfur coal per year. Approximately 90% to 95% of this coal is obtained under contracts with local suppliers within approximately 100 miles of the Homer City facilities, and the remainder is purchased in the spot market. All of this coal is delivered to the site by truck. The raw coal purchased for consumption by Units 1 and 2 is cleaned in the Homer City coal cleaning facility, which has the capacity to clean up to 5,000,000 tons of coal per year. The Homer City coal cleaning facility utilizes heavy media cyclones, froth flotation and spiral separators to reduce the ash and sulfur content of the raw coal to meet both combustion and environmental requirements. The Homer City coal cleaning facility is operated by Homer City Coal Processing Corporation under a coal cleaning agreement that expires December 31, 2005 and which may be extended for as much as two additional years. Under the terms of the agreement, EME Homer City is obligated to reimburse Homer City Coal Processing Corporation for the actual costs incurred in the operation and maintenance of the coal cleaning plant, a fixed general and administrative service fee and an operating fee.

        Unit 3.    Unit 3 consumes approximately 2,000,000 tons of coal per year. EME Homer City purchases all of its Unit 3 coal from local suppliers under long-term contracts of up to five years. All coal purchased for Unit 3 is delivered to the site by truck. A wet scrubber flue gas desulfurization system for Unit 3 was installed in 2001, which enables this unit to be able to burn less expensive, higher sulfur coal, while still meeting environmental standards for emission control.

        See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Contractual Obligations, Commitments and Contingencies," for additional discussion of contractual commitments related to EME Homer City's fuel supply contracts.

Operating Performance

        The Homer City generating units have historically had high equivalent availability, which is the ratio, expressed as a percentage, of the number of megawatt-hours that each unit is available to generate electricity divided by the product of the capacity of each unit (in megawatts) and the number of hours in the period. Units are not available during periods of planned and unplanned maintenance. The Homer City generating units have also historically had efficient heat rates and low costs. The following chart indicates selected historical operating data for the Homer City generating units.

	Equivalent Availability Factor (%)	Net Heat Rate (Btu/kWh)	Fuel and O&M Costs ($/MWh)
Units 1, 2 and 3—1,884 MW
2002	76.84	9,907	18.20
2001	87.39	9,880	18.32
2000	80.22	9,928	19.51
1999	86.81	9,962	17.90
4-Year Average	82.82	9,919	18.48

Operation and Maintenance

        EME Homer City's operating and maintenance plan, as well as several planned overhauls of major equipment and controls, are consistent with its goal of prudently operating and maintaining the units for the remainder of the lease term. EME Homer City utilizes a state-of-the-art computerized maintenance system to plan and schedule all maintenance activities. EME Homer City also employs a preventative maintenance program complemented by new predictive maintenance technologies such as ferrography, thermography, vibration analysis and acoustic analysis. Reliability-centered maintenance techniques are currently being developed for critical systems to better define condition-monitoring parameters and redefine maintenance strategies.

        EME Homer City's employees provide engineering, maintenance, operation and facility management services to EME's affiliates and will receive functional direction from, and are held to the operating standards and guidelines of, EME's technical organization.

Transmission and Interconnection

        Existing transmission lines leaving the Homer City generating units are interconnected with both PJM and NYISO. EME Homer City is able to transmit into PJM full plant output of up to 1,884 MW through a 126-mile 345 kV line and 19-mile and 15-mile 230 kV lines owned by Pennsylvania Electric Company, which EME Homer City refers to as Penelec. EME Homer City has the ability to transmit into NYISO full plant output of up to 1,884 MW through 175-mile and 207-mile 345 kV lines owned by New York State Electric & Gas Corporation, which EME Homer City refers to as NYSEG. In addition, a 13-mile 230 kV line from the Homer City generating units provides an indirect interconnection to the East Central Area reliability market.

        The points of interconnection with the Homer City units include:

  (1)
  the 230 kV circuit from the Unit 1 main power transformer,

  (2)
  the 345 kV circuit from the Unit 2 main power transformer,

  (3)
  the 345 kV circuit from the Unit 3 main power transformer,

  (4)
  the 345/230/23 kV north and south autotransformers, and

  (5)
  substation services No. 1 and No. 2.

        The ownership of the transmission and distribution assets for the Homer City facilities, including the site switchyard, substation and support equipment, remained with Penelec and NYSEG following its acquisition of the facilities. These companies have agreed to provide EME Homer City with all services necessary to interconnect its generating units with their transmission systems, other than services provided under existing tariffs, under an interconnection agreement, as described below.

        EME Homer City's general partner, Mission Energy Westside, has entered into an interconnection agreement with NYSEG and Penelec, an affiliate of GPU, Inc., to provide interconnection services necessary to interconnect the Homer City facilities with NYSEG and Penelec's transmission systems. Unless terminated earlier in accordance with its terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend such interconnection services (but not the expiration of the agreement) to modifications, additions, upgrades or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition, upgrade or repowering to the Homer City units.

Water Supply and Other Support Facilities

        The Homer City generating units receive their water supply from Two Lick Creek. The water supply to Two Lick Creek is regulated by releases from Two Lick Dam, which is located approximately eight miles upstream from the Homer City generating units and is owned, operated and maintained by EME Homer City in accordance with a dam safety permit and a drought management plan and related consent order and agreement with the Pennsylvania Department of Environmental Protection. These facilities were not sold to third parties as part of the sale-leaseback transaction. Each of the Homer City generating units has a natural draft-cooling tower. A portion of the waste heat in the water leaving the units' condensers is diverted from these towers to a 14-acre polyethylene roofed greenhouse complex located adjacent to the Homer City units. After the water passes through this greenhouse complex, it is returned to the basin of the cooling towers for reuse.

        Other support facilities located on the site include an ash disposal area, a coal refuse disposal area, coal receiving and storage facilities and water treatment and pumping facilities.

Insurance

        EME Homer City maintains insurance coverages consistent with those normally carried by companies engaged in similar businesses and owning similar properties. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $875 million. Under the terms of the participation agreements entered into on December 7, 2001 as part of the sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2003.

        EME Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size.

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

        In April 1996, the Federal Energy Regulatory Commission issued Order No. 888, also known as the Open Access Rules, which require utilities to offer eligible wholesale transmission customers non-discriminatory open access on utility transmission lines on a comparable basis to the utilities' own use of the lines. In addition, the Open Access Rules directed jurisdictional public utilities that control a substantial portion of the nation's electric transmission networks to file uniform, non-discriminatory open access tariffs containing the terms and conditions under which they would provide such open access transmission service. On March 4, 1997, the Federal Energy Regulatory Commission issued Order No. 888-A, reaffirming its basic determinations in Order No. 888, promoting wholesale competition through open access non-discriminatory transmission services by public utilities.

        In December 1999, the Federal Energy Regulatory Commission issued Order No. 2000, which required all transmission-owning utilities to file by December 15, 2000, a statement of their plans with respect to placing operating control over their transmission assets under a Regional Transmission Organization, or RTO, meeting certain criteria set forth in the Order. Although Order No. 2000 did not mandate that a utility join an RTO, it set forth various incentives for voluntarily joining and required utilities to explain in detail their reasons for deviating from the objectives set forth in the Order. RTOs meeting the Commission's criteria in Order No. 2000 were required to be operationally independent of the transmission-owning utilities whose assets they controlled and to possess other essential attributes, such as regional scope and configuration, the authority to receive and rule upon requests for service, a separate tariff governing all transactions of the RTO, a market monitoring capability, and other features. In subsequent orders, the Commission has progressively tightened its policies in favor of RTO formation, including an explicit proposal that approvals of market-based rate authority for affiliates of utilities owning transmission should be tied to the utilities' placing functional control over their transmission assets in an RTO meeting the criteria of Order No. 2000. On January 15, 2003, the Federal Energy Regulatory Commission proposed to allow additional percentage points on a utility's return on equity when it participates in an RTO, divests its RTO-operated transmission assets, or pursues additional measures that promote efficient operation and expansion of the transmission grid. As outlined below, the Commission has also proposed to establish a standard market design that would govern transmission service and energy trading arrangements in all regions of the country. These and other regulatory initiatives by the Federal Energy Regulatory Commission are continuing to unfold at the present time, and it is not possible to predict how far or how fast they will go. However, the direction of regulatory policy at the Commission at the present time appears generally positive for continued progress toward competitive wholesale electricity markets.

        Over the past few years, Congress has considered various pieces of legislation to restructure the electric industry which would require, among other things, customer choice, repeal of the Public Utility Holding Company Act and of the Public Utility Regulatory Policies Act. In January 2001, President Bush appointed a Cabinet level task force, headed by Vice President Cheney, to examine long-term energy policy. The task force was prompted in part by the California power crisis and its potential effect on neighboring states and other parts of the U.S. economy. The task force has issued reports that form the basis for the Bush administration's energy legislative proposals. There are also a number of other proposals that have been introduced in Congress that incorporate provisions related to restructuring electricity markets. It is unclear at this time which proposals, if any, will be enacted, and what the effects will be.

State

        The Energy Policy Act did not preempt state authority to regulate retail electric service. Historically, in most states, competition for retail customers is limited by statutes or regulations granting existing electric utilities exclusive retail franchises and service territories. Since the passage of the Energy Policy Act, the advisability of retail competition has been the subject of intense debate in federal and state legislative and regulatory forums. Many states have taken steps to facilitate retail competition as a means to stimulate competitive generation rates. Retail competition commenced in New York in 1998. Retail competition in Pennsylvania commenced on January 1, 1999. While some states have delayed or revised their retail access programs in response to recent market volatility, neither New York nor Pennsylvania has indicated any intention to take such action.

Regulatory Matters

General

        Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operations of a power plant and the ownership of a power plant. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning land use and operation of a project. Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with these permits and approvals.

        EME Homer City is subject to a varied and complex body of laws and regulations that are in a state of flux and which both public officials and private parties may seek to enforce. Intricate and changing environmental and other regulatory requirements may necessitate substantial expenditures and may create a significant risk of expensive delays or significant loss of value in a power plant if it is unable to function as planned due to changing requirements or local opposition.

State Energy Regulation

        State public utility commissions have broad jurisdiction over non-qualifying facility independent power projects, including exempt wholesale generators, which are considered public utilities in many states. This jurisdiction often includes the issuance of certificates of public convenience and necessity and/or other certifications to construct, own and operate a facility, engage in retail energy sales, as well as the regulation of organizational, accounting, financial and other corporate matters on an ongoing basis.

        Some states that have restructured their electric industries require generators to register to provide electric service to customers. Many states are currently undergoing significant changes in their electric statutory and regulatory frameworks that result from restructuring the electric industries that may affect generators in those states. Although the Federal Energy Regulatory Commission generally has exclusive jurisdiction over the rates charged by a non-qualifying facility independent power project to its wholesale customers, a state's public utility commission has the ability, in practice, to influence the establishment of these rates by asserting jurisdiction over a purchasing utility's ability to pass the resulting cost of purchased power through to its retail customers. In addition, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities, related party transactions and the sale or other transfer of assets by these facilities. The actual scope of jurisdiction over independent power projects by state public utility commissions varies from state to state.

        Although state public utility commissions do not have any jurisdiction to modify the terms of wholesale power sales, EME Homer City cannot assure you that its power sales contracts will not be subject to adverse consequences as a result of regulatory actions by a state commission, even though it sells power exclusively at wholesale.

        Pennsylvania.    Under the Pennsylvania Public Utility Law, the Pennsylvania Public Utility Commission regulates all "public utilities" operating in Pennsylvania. A "public utility" under this law includes any entity that owns or operates equipment or facilities for the production, generation, transmission or distribution of gas, electricity or steam for the production of light, heat or power to the public for consumption. The Pennsylvania Public Utility Law does not specifically address the utility status of entities selling electricity at wholesale within Pennsylvania. Because EME Homer City sells electricity exclusively in the wholesale market and does not hold itself out to the public generally as a supplier of utility service, EME Homer City is not likely to be regulated as a public utility under the Pennsylvania Public Utility Law. If, however, EME Homer City were deemed to be a Pennsylvania public utility, the Pennsylvania Public Utility Commission could retroactively apply several provisions of the Pennsylvania Public Utility Law to EME Homer City. One of those provisions requires every public utility to obtain a certificate of public convenience and necessity from the Pennsylvania Public Utility Commission prior to rendering service as a public utility. If the Pennsylvania Public Utility Commission were to require EME Homer City to obtain a certificate of public convenience and necessity, EME Homer City might be required to discontinue operation of its units pending application for, and receipt of, this certificate. Another provision requires every public utility to obtain Pennsylvania Public Utility Commission approval before it issues or guarantees securities. If EME Homer City were found to be a public utility, its failure to have obtained this approval could call into question the validity of its obligations under the documents entered into in connection with the sale-leaseback. In addition, EME Homer City would be subject to other laws and regulations applicable to Pennsylvania public utilities, except for rate regulation. EME Homer City's rates would remain subject to the jurisdiction of the Federal Energy Regulatory Commission.

        New York.    Under the New York Public Service Law, the New York Public Service Commission regulates all public utility companies or utility companies operating in New York. A public utility company or utility company under the New York Public Service Law includes, among other things, any entity engaged in the production, transmission or distribution of electricity to the public for light, heat or power purposes. EME Homer City, as an exempt wholesale generator, does not provide electricity directly to the public, but instead sells only to power marketers and energy service companies. Although the New York Public Service Law is silent with respect to the utility status of electric corporations selling electricity wholesale within New York, EME Homer City will not likely be subject to regulation as a New York public utility. If, however, EME Homer City were deemed to be a public utility under the New York Public Service Law, the New York Public Service Commission could retroactively apply specified provisions of the statute to EME Homer City. EME Homer City would also be subject to other laws and regulations applicable to New York public utility companies, except for rate regulation. EME Homer City's rates would remain subject to the jurisdiction of the Federal Energy Regulatory Commission.

U.S. Federal Energy Regulation

        The Federal Energy Regulatory Commission has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. The Securities and Exchange Commission has regulatory powers with respect to upstream owners of electric and natural gas utilities under the Public Utility Holding Company Act of 1935. The enactment of the Public Utility Regulatory Policies Act of 1978 and the adoption of regulations thereunder by the Federal Energy Regulatory Commission provided incentives for the development of cogeneration facilities and small power production facilities utilizing alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and the Public Utility Holding Company Act for the owners of qualifying facilities. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from the Public Utility Holding Company Act for exempt wholesale generators and foreign utility companies.

        An "exempt wholesale generator" under the Public Utility Holding Company Act is an entity determined by the Federal Energy Regulatory Commission to be exclusively engaged, directly or indirectly, in the business of owning and/or operating specified eligible facilities and selling electric energy at wholesale or, if located in a foreign country, at wholesale or retail.

        The Federal Power Act.    The Federal Power Act grants the Federal Energy Regulatory Commission exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce, including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the Federal Energy Regulatory Commission to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the Federal Energy Regulatory Commission to be workably competitive, may be market based. As noted, most qualifying facilities are exempt from the ratemaking and several other provisions of the Federal Power Act. Exempt wholesale generators and other non-qualifying facility independent power projects are subject to the Federal Power Act and to Federal Energy Regulatory Commission's ratemaking jurisdiction thereunder, but the Federal Energy Regulatory Commission typically grants exempt wholesale generators the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, the Federal Power Act grants the Federal Energy Regulatory Commission jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts, and in some cases jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the Federal Energy Regulatory Commission typically also grants blanket approval for the issuance of securities and partial waiver of the restrictions on interlocking directorates. The Federal Energy Regulatory Commission has indicated its intention to review some of the waivers of financial reporting rules currently granted to some entities with market rate authority.

        EME Homer City is subject to the Federal Energy Regulatory Commission ratemaking regulation under the Federal Power Act. In addition, the Federal Energy Regulatory Commission's order, as is customary with market-based rate schedules, reserved the right to revoke EME Homer City's market-based rate authority on a prospective basis if it is subsequently determined that EME Homer City or any of its affiliates possess excessive market power. If the Federal Energy Regulatory Commission were to revoke EME Homer City's market-based rate authority, it would be necessary for EME Homer City to file, and obtain Federal Energy Regulatory Commission acceptance of, EME Homer City's rate schedule as a cost-of-service rate schedule. In addition, the loss of market-based rate authority would subject EME Homer City to the accounting, record keeping and reporting requirements that are imposed on utilities with cost-based rate schedules.

        The Public Utility Holding Company Act.    Unless exempt or found not to be a holding company by the Securities and Exchange Commission, a company that falls within the definition of a holding company must register with the Securities and Exchange Commission and become subject to Securities and Exchange Commission regulation as a registered holding company under the Public Utility Holding Company Act. "Holding company" is defined in Section 2(a)(7) of the Public Utility Holding Company Act to include, among other things, any company that owns 10% or more of the voting securities of an electric utility company. "Electric utility company" is defined in Section 2(a)(3) of the Public Utility Holding Company Act to include any company that owns or operates facilities used for generation, transmission or distribution of electric energy for sale. Exempt wholesale generators and foreign utility companies are not deemed to be electric utility companies, and ownership or operation of qualifying facilities does not cause a company to become an electric utility company. Securities and Exchange Commission precedent also indicates that it does not consider "paper facilities," such as contracts and tariffs used to make power sales, to be facilities used for the generation, transmission or distribution of electric energy for sale, and power marketing activities will not, therefore, result in an entity's being deemed to be an electric utility company.

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

        Edison International, EME Homer City's ultimate parent company, is a holding company because it owns Southern California Edison Company, an electric utility company. However, Edison International is exempt from registration pursuant to Section 3(a)(1) of the Public Utility Holding Company Act because the public utility operations of the holding company system are predominantly intrastate in character. Consequently, EME Homer City is not a subsidiary of a registered holding company so long as Edison International continues to be exempt from registration pursuant to Section 3(a)(1) or another of the exemptions enumerated in Section 3(a). EME Homer City is not a holding company under the Public Utility Holding Company Act because it does not own interests in any other company.

        Under the Energy Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from regulation under the Public Utility Holding Company Act as an exempt wholesale generator. On March 12, 1999, the General Counsel of the Federal Energy Regulatory Commission issued a letter determining that, based on the facts stated in EME Homer City's application for exempt wholesale generator status, EME Homer City is an exempt wholesale generator.

        If a "material change" occurs in facts that might affect EME Homer City's continued eligibility for exempt wholesale generator status, EME Homer City must, within 60 days of this material change:

  •
  file a written explanation of why the material change does not affect its exempt wholesale generator status,

  •
  file a new application for exempt wholesale generator status, or

  •
  notify the Federal Energy Regulatory Commission that it no longer wishes to maintain exempt wholesale generator status.

        If EME Homer City were to lose its exempt wholesale generator status, it would become an electric utility company under the Public Utility Holding Company Act. This could cause EME to become a holding company subject to registration and regulation under the Public Utility Holding Company Act. It also could cause Edison International to lose its exemption from regulation, and require it to register, under the Public Utility Holding Company Act. This additional regulation would be difficult to comply with and could require EME and Edison International to restructure their operations significantly to achieve compliance. Loss of exempt wholesale generator status also could trigger defaults under the covenants in EME Homer City's agreements. If loss of exempt wholesale generator status by EME Homer City were to subject EME and/or Edison International to registration and regulation under the Public Utility Holding Company Act on a retroactive basis, it could subject them to penalties or other burdens and could cause certain agreements and contracts they have entered into to become voidable.

Transmission of Wholesale Power

        Generally, plants that sell power to wholesale purchasers other than the local utility to which the plant is interconnected require the transmission of electricity over power lines owned by others. This transmission service over the lines of intervening transmission owners is also known as wheeling. The prices and other terms and conditions of transmission contracts are regulated by the Federal Energy Regulatory Commission when the entity providing the wheeling service is a jurisdictional public utility under the Federal Power Act. Until 1992, the Federal Energy Regulatory Commission's ability to compel wheeling was very limited, and the availability of voluntary wheeling service could be a significant factor in determining whether a site was viable for project development.

        The Federal Energy Regulatory Commission's authority under the Federal Power Act to require electric utilities to provide transmission service on a case-by-case basis to qualifying facilities, exempt wholesale generators, and other power generators was expanded substantially by the Energy Policy Act. Furthermore, in 1996 the Federal Energy Regulatory Commission issued Order No. 888 in which the Commission asserted the power, under its authority to eliminate undue discrimination in transmission, to compel all jurisdictional public utilities under the Federal Power Act to file open access transmission tariffs consistent with a pro forma tariff drafted by the Federal Energy Regulatory Commission. The Federal Energy Regulatory Commission subsequently issued Order Nos. 888-A, 888-B and 888-C to clarify the terms that jurisdictional transmitting utilities are required to include in their open access transmission tariffs. The Federal Energy Regulatory Commission also issued Order No. 889, which required those transmitting utilities to abide by specified standards of conduct when using their own transmission systems to make wholesale sales of power, and to post specified transmission information, including information about transmission requests and availability, on a publicly available computer bulletin board.

        In issuing Order No. 888 et al., the Federal Energy Regulatory Commission determined that the open-access rules set forth in the order would apply to transmission with respect to wholesale sales and also with respect to retail transactions where the transmission component had been unbundled from the retail sale by state regulatory action or voluntarily by the utility making the retail sale. The Commission declined to assert jurisdiction over retail transmission service whose costs were included in the delivered price of energy to the end user (i.e., costs that remained "bundled" into the retail sale). Subsequent court appeals of Order No. 888 were brought by parties challenging the order on the basis that the Commission had no authority to regulate the transmission of unbundled retail sales and by parties challenging the Commission's failure to include the transmission of bundled retail sales in the order. On June 30, 2000, the U.S. Court of Appeals for the District of Columbia Circuit upheld the decision by the Federal Energy Regulatory Commission in both respects, finding that the Commission did have jurisdiction to regulate transmission of unbundled retail transactions, and that it was not required to assert jurisdiction over transmission embedded in bundled retail sales. In an opinion issued on March 4, 2002, the Supreme Court affirmed the decision of the U.S. Court of Appeals.

        While Order No. 888 was pending judicial review, it became apparent to the Federal Energy Regulatory Commission that relying exclusively on the Order No. 888 requirement to file open access tariffs was not having the desired effects of eliminating discriminatory behavior by transmission-owning utilities and promoting the development of competitive wholesale electricity markets. Accordingly, in an effort to remedy the shortcomings it perceived, the Commission on December 20, 1999, issued Order No. 2000, which required all jurisdictional transmission-owning utilities to file by December 15, 2000, a statement of their plans with respect to placing functional control over their transmission assets under a Regional Transmission Organization, or RTO, meeting certain criteria set forth in the order. Although Order No. 2000 did not mandate that a utility join an RTO, it set forth various incentives for voluntary action by utilities to take such action and required them to explain in detail their reasons for deviating from the objectives set forth in the order. RTOs meeting the Commission's criteria in Order No. 2000 were required to be operationally independent of the transmission-owning utilities whose assets they controlled and to possess other essential attributes, such as regional scope and configuration, the authority to receive and rule upon requests for service, a separate tariff governing all transactions of the RTO, a market monitoring capability, and other features. In subsequent orders, the Commission has progressively tightened its policies in favor of RTO formation, by such means as an explicit proposal that approvals of market-based rate authority for affiliates of utilities owning transmission should be tied to such utilities' placing functional control over their transmission assets in an RTO meeting the criteria of Order No. 2000.

        On July 31, 2002, the Federal Energy Regulatory Commission issued a Notice of Proposed Rulemaking having the stated purpose of remedying the remaining opportunities for undue discrimination in transmission and establishing a standardized transmission service and wholesale market design (SMD) that would provide a "level playing field" for all entities that seek to participate in wholesale electric markets. The SMD proposal includes a number of features that, taken together, should provide a flexible transmission service and an open and transparent spot market design that convey the right pricing signals for investment in transmission and generation facilities, and for other purposes. Comments on certain features of the SMD proposal were filed by interested parties in October 2002 and during the first quarter of 2003. The SMD proposal has also engendered considerable comment, and in some cases opposition, including in Congress, and the anticipated timetable for issuance of a final rule is now unclear. The Federal Energy Regulatory Commission recently indicated its intention to publish a "White Paper" in April 2003 setting forth its plans for SMD implementation. Whether adopted in its current or modified form, it may take several years before the SMD model becomes fully operational in all regions of the country. These and other regulatory initiatives by the Federal Energy Regulatory Commission are ongoing, and it is not possible to predict the extent of future developments or how they might affect the wholesale power business.

Retail Competition

        In response to pressure from retail electric customers, particularly large industrial users, the state commissions or state legislatures of many states have considered whether to open the retail electric power market to competition. Retail competition is possible when a customer's local utility agrees, or is required, to unbundle its distribution service (for example, the delivery of electric power through its local distribution lines) from its transmission and generation service (for example, the provision of electric power from the utility's generating facilities or wholesale power purchases). Several state commissions and legislatures have issued orders or passed legislation requiring utilities to offer unbundled retail distribution service, which is called retail wheeling, and phasing in retail wheeling over the next several years.

        The competitive pricing environment that will result from retail competition may cause utilities to experience revenue shortfalls and deteriorating creditworthiness. However, EME Homer City expects that most, if not all, state plans will insure that utilities receive sufficient revenues, through a distribution surcharge if necessary, to pay their obligations under existing long-term power purchase contracts with qualifying facilities and exempt wholesale generators. On the other hand, qualifying facilities and exempt wholesale generators may be subject to pressure to lower their contract prices in an effort to reduce the stranded investment costs of their utility customers. Recent volatility in California and other regional power markets has resulted in several states slowing, and in some cases reversing, their plans to allow retail competition.

Environmental Matters

        EME Homer City is subject to environmental regulation by federal, state and local authorities in the United States. EME Homer City believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings that may be taken by environmental authorities, could affect EME Homer City's costs and the manner in which it conducts its business and could cause EME Homer City to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that its financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. As a result of the sale-leaseback transaction, a number of permits that EME Homer City held have been transferred to the owner lessors. Other permits have been modified so that they are held jointly with the owner lessors. EME Homer City has no reason to believe that these transfers and modifications will negatively affect its business or results of operations.

        For more information on environmental regulation, see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Environmental Matters and Regulations."

Employees

        At December 31, 2002, EME Homer City employed 260 employees, approximately 194 of whom are covered by a collective bargaining agreement. The collective bargaining agreement, which also includes a benefit agreement, is due to expire on May 14, 2003. EME Homer City's skilled and disciplined workforce is well prepared to operate within a competitive and deregulated environment. EME Homer City believes that its staffing levels are comparable with benchmark standards for facilities of a similar size and type. The majority of the technical staff at EME Homer City's facilities was retained after completing the acquisition, thus providing EME Homer City with a knowledgeable and experienced base of employees.

        EME Homer City's workforce is employed under a collective bargaining agreement that was restructured in 1994. The collective bargaining agreement provides EME Homer City with a measure of labor cost certainty through mid 2003. The collective bargaining agreement enables EME Homer City to manage its workforce and to establish flexible work rules going forward. EME Homer City cross trains employees to perform different functions, thus minimizing the use of more expensive or less efficient subcontractors.

ITEM 2. PROPERTIES

        EME Homer City owns a fee interest in the 2,413-acre site on which its generating units, Two Lick Dam and the other facilities are located. The site is approximately 45 miles northeast of Pittsburgh, Pennsylvania in Indiana County. As a result of the sale-leaseback transaction on December 7, 2001, EME Homer City leased the property on which the generating units are located to the owner lessors through site leases and each owner lessor in turn subleased its undivided ground interest in the property back to EME Homer City through site subleases. The term of the site leases is 45 years from the date of the sale-leaseback, with specified renewal options. The term of the site subleases is 33.67 years, the term of the sale-leaseback financing, and is renewable upon renewal of EME Homer City facility leases. As long as the facility leases and the site subleases are in effect, the rents payable under the site leases and under the site subleases will be automatically offset against each other so that no amounts will be payable by EME Homer City or the owner lessors with respect to these agreements. EME Homer City also leases portions of the site to other third parties. Those leases are described below.

        EME Homer City leases the surface of an approximately 14-acre parcel to Tanoma Energy, Inc. upon which the coal blending facility is located. In lieu of rental payments, Tanoma blends coal purchased by EME Homer City with coal mined by Tanoma and provides the blended product at a reduced price. EME Homer City also leases an office building located on the site to Tanoma, which Tanoma uses for administrative activities associated with the coal blending facility. Each of the Tanoma leases expires no later than June 30, 2009.

        EME Homer City has granted Mountain V Oil & Gas Inc. the right to operate and produce gas from existing wells located on the site, provided that gas is found in paying quantities. EME Homer City receives 16% of the market value of the gas at the wellhead as royalties and also receives 250,000 cubic feet of gas at no charge from each well per annum. Mountain V currently purchases gas from EME Homer City at the market value at the wellhead.

        EME Homer City has granted Robindale Energy Services, Inc. the right to investigate and re-mine coal refuse piles located on the site. Provided that testing reveals that the coal refuse can be used by a fluidized coal boiler, Robindale will pay EME Homer City a fee per ton of material removed from the coal refuse piles. In connection with removing the coal refuse, Robindale would also replace the material removed with boiler ash in such quantities as are required by the Pennsylvania Department of Environmental Protection.

ITEM 3. LEGAL PROCEEDINGS

        No material legal proceedings are presently pending against EME Homer City.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        All the partners' equity is, as of the date hereof, owned by Mission Energy Westside Inc. and Chestnut Ridge Energy Company. There is no market for EME Homer City's partnership interests.

        Dividends will be paid when declared by EME Homer City's general partner. EME Homer City paid cash dividends to its partners totaling $0 in 2002, $138 million in 2001 and $0 in 2000.

ITEM 6. SELECTED FINANCIAL DATA

        The following table includes a summary of EME Homer City's financial data for periods indicated. EME Homer City was formed on October 31, 1998 and had no significant activity during 1998. On March 18, 1999, EME Homer City acquired the facilities for a purchase price of approximately $1.8 billion. Accordingly, the 1999 selected financial data relates to the activities from March 18, 1999 through December 31, 1999. The selected financial data was derived from EME Homer City's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this report.

	Years Ended December 31,
	2002	2001(1)	2000	1999
	(in thousands)
INCOME STATEMENT DATA
Operating revenues	$387,490	$494,008	$421,369	$325,752
Operating expenses	300,894	304,443	288,547	218,688

Operating income	86,596	189,565	132,822	107,064
Interest and other income (loss)	2,356	(412)	2,269	1,040
Gain (loss) on early extinguishment of debt	—	10,094	—	(4,947)
Interest expense	(169,560)	(139,038)	(138,654)	(103,814)

Income (loss) before income taxes	(80,608)	60,209	(3,563)	(657)
Provision (benefit) for income taxes	(34,912)	26,240	(391)	157

Net income (loss)	$(45,696)	$33,969	$(3,172)	$(814)

(1)
In the fourth quarter of 2002, EME Homer City adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which required EME Homer City to reclassify as part of income from operations, an extraordinary gain of $5.7 million, net of tax, recorded in December 2001. The extraordinary gain was attributable to the extinguishment of debt that was assumed by the third-party lessors in the December 2001 Homer City sale-leaseback transaction.

	As of December 31,
	2002	2001	2000	1999
	(in thousands)
BALANCE SHEET DATA
Assets	$2,248,461	$2,336,648	$2,156,559	$2,021,858
Current liabilities	203,117	114,074	81,811	74,701
Long-term debt to affiliates	554,299	605,591	1,801,167	1,700,819
Lease financing	1,426,961	1,498,697	—	—
Other long-term obligations	19,258	25,502	76,766	46,351
Partners' equity	44,826	92,784	196,815	199,987
	Years Ended December 31,
	2002	2001	2000	1999
	(in thousands)
CASH FLOW DATA
Cash provided by (used in) operating activities	$94,045	$(17,211)	$17,000	$84,597
Cash provided by (used in) financing activities	(99,543)	(531,735)	99,242	1,883,473
Cash provided by (used in) investing activities	26,171	568,331	(141,580)	(1,923,616)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion contains forward-looking statements. These statements are based on EME Homer City Generation L.P.'s (EME Homer City's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth in "—Market Risk Exposures" and "—Risk Factors."

General

        EME Homer City is a Pennsylvania limited partnership between Chestnut Ridge Energy Company, as a limited partner with a 99.9 percent interest, and Mission Energy Westside Inc., as a general partner with a 0.1 percent interest. Both Chestnut Ridge Energy and Mission Energy Westside are wholly owned subsidiaries of Edison Mission Holdings Co., a wholly owned subsidiary of Edison Mission Energy, which is referred to as EME. EME is an indirect wholly owned subsidiary of Edison International. EME Homer City was formed on October 31, 1998 for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities, which are referred to as the "Homer City facilities," located near Pittsburgh, Pennsylvania for the purpose of producing electric energy.

        On December 7, 2001, EME Homer City completed a sale-leaseback of the Homer City facilities to third-party lessors for an aggregate purchase price of $1.591 billion, made up of $782 million in cash and assumption of debt (the fair value of which was $809.3 million). This transaction has been accounted for as a lease financing for accounting purposes. See "Notes to Financial Statements—Note 4. Sale-Leaseback Transaction."

        EME Homer City derives revenue from the sale of energy and capacity into the Pennsylvania-New Jersey-Maryland Power Pool, or PJM, and the New York Independent System Operator, or NYISO, and from bilateral contracts with power marketers and load serving entities within PJM, NYISO and the surrounding markets. EME Homer City has entered into a contract with a marketing affiliate for the sale of energy and capacity from the Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure.

Current Developments

        A number of significant developments during late 2001 and 2002 have adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators). These developments included lower market prices in U.S. wholesale energy markets, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations. In response to these developments, many merchant generators and power trading firms have announced plans to improve their financial position through asset sales, the cancellation or deferral of substantial new development, significant reductions in or elimination of trading activities, decreases in capital expenditures, including cancellation of orders for new turbines, and reductions in operating costs. In early 2003, wholesale energy prices have increased primarily due to colder-than-normal weather and increases in the prices for natural gas. However, the recent changes in wholesale energy prices may or may not continue throughout 2003. See "—Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

EME Homer City's Situation

        EME Homer City has been affected by lower wholesale prices of energy and capacity in 2002 and by restrictions on its ability to enter into forward contracts through its marketing affiliate, Edison Mission Marketing & Trading, because of credit constraints affecting Edison Mission Marketing & Trading and counterparties. See "—Credit Ratings," "—Market Risk Exposures—Credit Risk" and "—Risk Factors" for additional discussion.

Results of Operations

Operating Revenues

        Operating revenues decreased $106.5 million in 2002 compared to 2001, and increased $72.6 million in 2001 compared to 2000. Energy and capacity sales were made through contracts with EME Homer City's marketing affiliate. The 2002 decrease was primarily due to decreased generation and lower energy and capacity prices. On February 10, 2002, the ductwork and bypass associated with the selective catalytic reduction system on Unit 3 collapsed causing the entire unit to shut down. Unit 3 returned to service on April 4, 2002 and is operating with the selective catalytic reduction system bypassed. As a result of the Unit 3 ductwork collapse, EME Homer City reviewed the similar structures on Units 1 and 2 and determined that, as a precaution, it would be appropriate to install additional reinforcement in these structures. The additional reinforcement extended the duration of planned outages for these units in June 2002 by approximately one month. For additional information on the status of the selective catalytic reduction systems, see "—Contractual Obligations, Commitments and Contingencies—Plant Improvements." The 2001 increase was attributable to increased generation and higher energy prices.

        EME Homer City sold 12,111 GWhr, 12,922 GWhr and 11,796 GWhr of electricity during 2002, 2001 and 2000, respectively, and had availability factors of 76.8%, 87.4% and 80.2% during these periods. The availability factor is determined by the number of megawatt-hours EME Homer City is available to generate electricity divided by the product of the capacity of the EME Homer City units (in megawatts) and the number of hours in the period. EME Homer City is not available during periods of planned and unplanned maintenance. EME Homer City generally refers to unplanned maintenance as a forced outage. EME Homer City had a forced outage rate of 16%, 4.5% and 6.1% during 2002, 2001 and 2000, respectively. In 2002, as described above, Unit 3 experienced a forced outage during the first quarter, and Units 1 and 2 experienced extended outages during the second quarter. The availability factor increased in 2001 from 2000 due to lower forced outages and planned maintenance.

        The weighted average price for energy was $28.70/MWh, $33.07/MWh and $31.63/MWh during 2002, 2001 and 2000, respectively. The 2002 decrease was due to lower PJM market prices. The 2001 increase was due to higher PJM market prices and higher prices obtained through forward energy contracts. See "—Market Risk Exposures—Commodity Price Risk" for further discussion of PJM market prices.

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are substantially higher during the third quarter.

        Loss from price risk management activities increased $1.2 million in 2002 compared to 2001, and decreased $0.1 million in 2001 compared to 2000. In 2002, the losses primarily represent the ineffective portion of EME Homer City's forward energy sales contracts which are derivatives that qualified as cash flow hedges under SFAS No. 133.

Operating Expenses

        Operating expenses decreased $3.5 million in 2002 compared to 2001, and increased $15.9 million in 2001 compared to 2000. Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses decreased $20.9 million in 2002 compared to 2001, and increased $4.7 million in 2001 compared to 2000. The 2002 decrease was primarily due to lower generation and lower average coal prices. The 2001 increase is due to increased generation offset by lower average coal prices. The average price of delivered coal per ton was $26.08, $27.02 and $28.95 during 2002, 2001 and 2000, respectively. The decrease in the average price of delivered coal per ton is due to the changes in the type of coal being used in operations.

        Plant operations costs increased $4.7 million in 2002 compared to 2001, and increased $3.0 million in 2001 compared to 2000. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The 2002 increase was primarily due to maintenance costs from forced outages related to the selective catalytic reduction systems as mentioned previously, increased insurance costs from higher premiums and higher estimated benefit costs. The 2001 increase is primarily due to increased property insurance costs from higher premiums. Planned maintenance expense varies based on a number of factors, including timing of maintenance on major pieces of equipment, including the boiler and turbine on each unit, which is generally planned for three-year and six-year cycles. EME Homer City's major maintenance expenditures are expected to be similar during the next several years.

        Depreciation and amortization increased $10.1 million in 2002 compared to 2001, and increased $4.5 million in 2001 compared to 2000. The 2002 increase was due to EME Homer City's placing in service and beginning depreciation on approximately $270 million of environmental improvement assets during the fourth quarter of 2001, in which there was no comparable depreciation during the first nine months of 2001. In addition, prior to the completion of the sale-leaseback transaction on December 7, 2001, depreciation and amortization expense primarily related to the acquisition of the Homer City facilities, which were being depreciated over 39 years from the date of acquisition. As a result of the sale-leaseback, depreciation and amortization of EME Homer City's leasehold interest is based on the minimum term of the leases, which is 33.67 years, thus leading to increased depreciation costs.

        Administrative and general expenses were $4.3 million, $1.8 million and $(1.9) million during 2002, 2001 and 2000, respectively. Beginning in 2002, administrative and general expenses primarily include EME Homer City's allocated share of EME's Americas Region Chicago office. The Chicago office has technical and managerial responsibility for EME Homer City's operations. Prior to 2002, EME Homer City was not charged this allocation as the Chicago office was principally focused on EME's power plants in Illinois. The $3.5 million allocation in 2002 was recorded as a non-cash charge to EME Homer City's operations through an in-kind contribution of services from EME Homer City's partners. Administrative and general expenses also include the accrual for Pennsylvania state capital tax and reflect a reduction in EME Homer City's accrual in 2000.

Other Income (Expense)

        Interest expense was $169.6 million, $139.0 million and $138.7 million during 2002, 2001 and 2000, respectively. Interest expense prior to December 7, 2001 was due to the affiliate indebtedness incurred to acquire the Homer City facilities. As a result of the sale-leaseback, the increase in interest expense was primarily from the lease financing. Interest expense also included affiliate interest of $49.7 million, $140.8 million and $147.4 million during 2002, 2001 and 2000, respectively, from EME Homer City's subordinated loan agreements with Edison Mission Finance.

        Interest and other income was $2.6 million, $0.4 million and $3.0 million during 2002, 2001 and 2000, respectively. Interest and other income (expense) primarily relates to interest earned on cash and cash equivalents offset by fees paid to EME Homer City's marketing affiliate. In 2001, EME Homer City expensed $2.2 million of losses related to removal of equipment in connection with its capital improvement program.

        As a result of the sale-leaseback transaction on December 7, 2001, EME Homer City recorded a gain in 2001 of $5.7 million, net of income tax of $4.4 million, attributable to the extinguishment of debt that was assumed in the transaction.

Provision (Benefit) for Income Taxes

        EME Homer City had effective tax provision (benefit) rates of 43.3%, 43.6% and (11.0%) in 2002, 2001 and 2000, respectively. EME Homer City's effective tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes. During 2000, EME Homer City's partners were responsible for Pennsylvania state income taxes. Effective January 1, 2001, EME Homer City's status in Pennsylvania changed to a corporation due to changes in Pennsylvania tax regulations, thereby requiring EME Homer City to pay Pennsylvania state income taxes.

Related Party Transactions

  Edison Mission Marketing & Trading Agreements

        EME Homer City entered into a Master Purchase, Sale and Services Agreement with its marketing affiliate effective October 31, 2002, pursuant to which EME Homer City's marketing affiliate arranges for purchases and sales of the following products, including services related thereto: (i) electric energy and capacity; (ii) fuel oil; and (iii) emissions allowances. This Master Purchase, Sale and Services Agreement replaces the NOx Allowance Sales Agreement and the Energy Sales Agreement with the marketing affiliate, both dated March 18, 1999.

        EME Homer City compensates its marketing affiliate in accordance with the following table with respect to these transactions and reimburses its marketing affiliate for brokers fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Electric energy and/or capacity	$.02/MWh ($.02/MW-day for capacity)
Fuel oil	$.05/bbl
Emissions allowances	$.25/SO2 allowance; and $25/NOx allowance

        The net fees earned by the marketing affiliate were $0.3 million, $0.9 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Beginning in the fourth quarter of 2002, EME Homer City received accelerated payments under its agreement with its marketing affiliate, whereby the marketing affiliate paid EME Homer City in the same month that power generation was delivered and prepaid a portion of the following month's expected power generation. As a result of the accelerated payments, EME Homer City has a payable at December 31, 2002 due to its marketing affiliate of $10.6 million compared to a receivable at December 31, 2001 of $22.7 million.

        EME Homer City entered into several transactions through its marketing affiliate for the purchase of SO2 allowances from another affiliate of EME. All transactions were completed at market price on the date of the transaction. Total consideration paid was $5.1 million and $10.2 million during 2002 and 2001, respectively.

        During 2002, EME Homer City entered into four capacity swap agreements and two energy price basis swap agreements with its marketing affiliate. Each agreement was at fair market value at the time of the transaction. Payments received under these agreements amounted to $2.3 million.

        During 2001, EME Homer City entered into an option for installed capacity, and five transactions, including the exercise of the aforementioned option, for installed capacity with its marketing affiliate. Each transaction was at fair market value for such installed capacity at the time. Payments for the option and the five transactions amounted to approximately $29.5 million.

  Fuel Services Agreements

        EME Homer City entered into agreements with Edison Mission Energy Services, Inc., an affiliate, to provide fuel and transportation services related to coal and fuel oil. Under the terms of these agreements, EME Homer City pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for each of the three years ended December 31, 2002, 2001 and 2000 was $0.3 million.

  Affiliate Financing

        EME Homer City has obtained financing from Edison Mission Finance in connection with its acquisition of the Homer City facilities. For further discussion, see "—Contractual Obligations, Commitments and Contingencies—Long-Term Debt to Affiliate."

  Tax-Allocation Agreements

        EME Homer City is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its indirect parent, Edison Mission Holdings Co. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, EME Homer City will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures in effect since EME Homer City's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which EME Homer City uses the long term state tax apportionment factors of the Edison International group. Also, while EME Homer City is generally subject to separate return limitations for net losses, under the tax-allocation agreement EME Homer City is permitted to transfer to Edison Mission Holdings Co., or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in its intercompany account balances (including subordinated loans). EME Homer City also files a separate state income tax return in Pennsylvania.

  Services Agreements with Edison Mission Energy and Edison International

        Certain administrative services such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs, payroll funding and other services totaling $31.0 million, $26.8 million and $30.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        EME Homer City participates in the insurance program of Edison International, including property, general liability, workers compensation and various other specialty policies. EME Homer City's insurance premiums are generally based on its share of risk related to each policy.

        EME Homer City recorded a receivable from EME of $58.5 million at December 31, 2001, related to the tax due under the tax-allocation agreement. For the year ended December 31, 2002, all outstanding receivables were realized through a reduction in amounts owed under EME Homer City's affiliate financing with Edison Mission Finance.

  Contribution of Services by Midwest Generation EME, LLC

        Midwest Generation EME, LLC is a subsidiary of EME that provides executive management, legal, human resources, accounting and other administrative services in Chicago on EME Homer City's behalf without charge. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of EME Homer City's financial results, although EME Homer City does not have a cash obligation to pay for these activities. The cost of these services, after tax, was $2.2 million for the period ended December 31, 2002. EME Homer City has reflected these activities as a non-cash contribution of services by its parents in the accompanying financial statements. Prior to 2002, EME Homer City was not charged for an allocation of Midwest Generation EME, because Midwest Generation EME's principal focus was on power plants in Illinois.

Critical Accounting Policies and Estimates

        The accounting policies described below are viewed by management as "critical" because their correct application requires the use of material judgments and estimates and they have a material impact on EME Homer City's results of operations and financial position.

Derivative Financial Instruments and Hedging Activities

        EME Homer City uses derivative financial instruments for price risk management activities for non-trading purposes. Derivative financial instruments are mainly utilized to manage exposure from changes in electricity and fuel prices. EME Homer City follows Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which requires derivative financial instruments to be recorded at their fair value unless an exception applies. SFAS No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

        Management's judgment is required to determine if a transaction meets the definition of a derivative and, if yes, whether the normal sales and purchases exception applies or whether individual transactions qualify for hedge accounting treatment. The majority of EME Homer City's power sales and fuel supply agreements related to its generation activities do not meet the definition of a derivative as they are not readily convertible to cash, or qualify for hedge accounting.

        Determining the fair value of derivatives under SFAS No. 133 is a critical accounting estimate because the fair value of a derivative is susceptible to significant change resulting from a number of factors, including: volatility of energy prices, credits risks, market liquidity and discount rates. See

"—Market Risk Exposures" for a description of risk management activities and sensitivities to change in market prices.

Impairment

        Long-Lived Assets.    EME Homer City follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). EME Homer City evaluates long-lived assets whenever indicators of impairment exist. This accounting standard requires that if the undiscounted expected future cash flow from a company's assets or group of assets (without interest charges) is less than its carrying value, asset impairment must be recognized in the financial statements. The amount of impairment is determined by the difference between the carrying amount and fair value of the asset.

        The assessment of impairment is a critical accounting estimate because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (3) if an impairment exists, the fair value of the asset or asset group. Factors EME Homer City considers important, which could trigger an impairment, include operating losses, projected future operating losses, the financial condition of counterparties or significant negative industry or economic trends. During the fourth quarter of 2002, EME Homer City assessed the impairment of its long-lived assets. The expected future undiscounted cash flow from the Homer City facilities is a critical accounting estimate because: (1) estimating future prices of energy and capacity in wholesale energy markets is susceptible to significant change, and (2) the period of the forecast is over an extended period of time due to the estimated remaining useful life of 32.67 years for the Homer City facilities, and (3) the impact of an impairment on EME Homer City's financial position and results of operations would be material. The expected undiscounted future cash flow from long-lived assets exceeded the carrying value of those assets.

Income Taxes

        SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), requires the asset and liability approach for financial accounting and reporting for deferred income taxes. EME Homer City uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. See "Notes to Financial Statements—Note 8. Income Taxes" for additional details.

        As part of the process of preparing its consolidated financial statements, EME Homer City is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within EME Homer City's balance sheet.

        For additional information regarding EME Homer City's accounting policies, see "Notes to Financial Statements—Note 2. Summary of Significant Accounting Policies."

Liquidity and Capital Resources

Historical

        At December 31, 2002, EME Homer City had cash and cash equivalents of $59.2 million compared to $38.5 million at December 31, 2001. Net working capital at December 31, 2002 was $(20.9) million compared to $87.7 million at December 31, 2001. The change in working capital is primarily due to accelerated payments for power delivered from EME Homer City's marketing affiliate due to a downgrade in the marketing affiliate's credit rating and an advance for a portion of the subsequent month's power deliveries. During 2001, EME Homer City received payments from its marketing affiliate on the month following the delivery of power. Net cash provided by operating activities increased $111.3 million in 2002 compared to 2001 and decreased $34.2 million in 2001 compared to 2000. The 2002 increase in operating cash flow is primarily the result of the accelerated payments from EME Homer City's marketing affiliate, mentioned above, lower interest payments on affiliate debt in 2002 compared to 2001 and the receipt of payments in advance for power generation from EME Homer City's marketing affiliate in December of 2002. The 2001 decrease in operating cash flow is primarily due to the recognition of a taxable gain, payment of a swap deposit with a bank, a payment of affiliate interest, offset by the timing of working capital requirements.

        Net cash used in financing activities totaled $99.5 million and $531.7 million in 2002 and 2001, respectively, compared to net cash provided by financing activities of $99.2 million in 2000. In 2002, the primary use of cash was for the payment of the facility lease obligations. In 2001, the sale-leaseback transaction enabled EME Homer City to pay down long-term debt and pay dividends to its partners. In 2000, net cash provided by financing activities was primarily due to borrowings of long-term debt to fund capital expenditures.

        Net cash provided by investing activities totaled $26.2 million and $568.3 million in 2002 and 2001, respectively, compared to net cash used in investing activities of $141.6 million in 2000. In 2002, net cash provided by investing activities was due to the release of restricted cash to meet lease payment obligations offset by capital expenditures. In 2001, net cash provided by investing activities was due to proceeds received from the sale-leaseback transaction, partially offset by a deposit to a restricted cash account to support the lease, and capital expenditures. In 2000, net cash used in investing activities was due to capital expenditures. Capital expenditures were $26.4 million, $83.2 million and $141.6 million for the years ended December 31, 2002, 2001 and 2000, respectively, primarily related to the addition of a flue gas desulfurization system on Unit 3 and the selective catalytic reduction systems on all three units. These capital expenditures are expected to enhance the economics of the Homer City units by reducing fuel costs, including reducing the need for purchases of nitrogen oxide and sulfur dioxide emission allowances.

Current

        EME Homer City plans to spend approximately $21.6 million in 2003 on capital expenditures. The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. Therefore, these expenditures are planned to be funded through additional loans to EME Homer City under its subordinated revolving loan agreement with Edison Mission Finance. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

        Under the participation agreements entered into as part of the sale-leaseback transaction, EME Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, its liquidity is substantially based on its ability to generate cash flow from operations and loans from Edison Mission Finance under the subordinated revolving loan agreement. If EME Homer City is unable to generate cash flow from operations necessary, together with amounts available from Edison

Mission Finance, to meet its obligations, EME Homer City will have limited ability to obtain additional capital, unless its partners provide additional funding, which they are under no legal obligation to do.

        EME Homer City's bank accounts are largely under the control of a collateral agent that operates in accordance with a security deposit agreement executed as part of the sale-leaseback transaction. Accordingly, EME Homer City's access to most of the cash in its bank accounts is limited to specific uses set forth in this agreement. The rent payments that EME Homer City owes under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1.0 subject to reduction to 1.3 to 1.0 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2002, the senior rent service coverage ratio was 2.48 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

Credit Ratings

        EME Homer City is not currently rated. However, EME Homer City has entered into a contract with a marketing affiliate, Edison Mission Marketing & Trading, for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. On November 25, 2002, Standard & Poor's downgraded Edison Mission Marketing & Trading's issuer credit rating to BB- (below investment grade) from BBB- (investment grade). Standard & Poor's has assigned a negative rating outlook for Edison Mission Marketing & Trading. In addition, on July 25, 2002, Standard & Poor's changed its outlook to negative from stable on its "BBB-" rating on the lessor bonds related to the sale-leaseback of EME Homer City's facilities. On October 1, 2002, Moody's placed the Baa3 credit rating of the lessor bonds under review for possible downgrade.

        Pursuant to EME Homer City's sale-leaseback documents, a downgrade of Edison Mission Marketing & Trading to below investment grade restricts EME Homer City's ability to sell forward the output of its facilities. Under the sale-leaseback documents, EME Homer City may only engage in permitted trading activities as defined in the documents. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City currently sells all of the output from its facilities through Edison Mission Marketing & Trading, and EME Homer City is not rated. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that will allow it to enter into limited amounts of such sales, under specified conditions, through September 25, 2003. EME Homer City is permitted to sell the output of its facilities into the PJM pool at any time on a spot-market basis. See "—Market Risk Exposures."

Contractual Obligations, Commitments and Contingencies

        The following table summarizes the majority of EME Homer City's contractual obligations and commercial commitments as of December 31, 2002.

	2003	2004	2005	2006	2007	Thereafter	Total
	(in millions)
Contractual Obligations
Long-term debt to affiliate	$—	$—	$—	$—	$—	$554.3	$554.3
Lease financing	174.0	142.1	151.9	151.6	150.8	2,432.5	3,202.9
Lease swap agreement	(32.4)	7.8	1.1	0.6	1.0	(52.7)	(74.6)
Operating and capital lease obligations	0.4	0.3	0.1	—	—	—	0.8
Fuel supply contracts	144.6	153.5	118.6	30.6	20.0	—	467.3

Total Contractual Cash Obligations	$286.6	$303.7	$271.7	$182.8	$171.8	$2,934.1	$4,150.7

Commercial Commitments
Capital improvements	$14.2	$—	$—	$—	$—	$—	$14.2

Long-Term Debt to Affiliate

        As part of the purchase of the Homer City facilities, EME Homer City obtained loans from Edison Mission Finance. A portion of the borrowings outstanding was repaid with the proceeds from the sale-leaseback. Under the terms of EME Homer City's loan with Edison Mission Finance, the principal amount is due in 2014, with no scheduled repayment prior to its maturity. This loan is subordinated to EME Homer City's lease rent obligations, with interest and principal payments subject to limitations based on EME Homer City's ability to make distributions under the sale-leaseback documentation.

Lease Financing

        On December 7, 2001, EME Homer City completed a sale-leaseback of its facilities to third-party lessors for an aggregate purchase price of $1.591 billion, made up of $782 million in cash and assumption of debt (the fair value of which was $809.3 million). Under the terms of the 33.67-year leases, EME Homer City is obligated to make semi-annual lease payments on each April 1 and October 1. The gain recognized on the sale of the facilities has been deferred and is being amortized over the term of the leases.

Lease Swap Agreement

        In connection with the sale-leaseback transaction, EME Homer City has entered into a swap agreement with a bank in order to more effectively match its cash flow, which is higher during the summer months when energy prices are higher, with its lease payments. Under the terms of this swap, EME Homer City made an initial deposit of $37 million with the bank in December 2001. Beginning in April 2002 through April 2014, the bank will make a swap payment to EME Homer City in April of each year and EME Homer City will make a swap payment to the bank in October of each year. The amount of payments is designed to reverse the semi-annual payments due under the lease such that EME Homer City effectively has lower cash obligations in April and higher cash obligations in October. In April 2002, EME Homer City received a payment of $54.3 million and in October 2002 EME Homer City made a payment of $84.9 million, resulting in a net deposit balance of $67.1 million at December 31, 2002. EME Homer City is also required to fund one-sixth of the October swap payment each month, between April and September of each year, into a restricted cash account. The implicit interest rate, which was fixed at inception of the swap agreement, is based on LIBOR during periods that EME Homer City has a net deposit with the bank, and LIBOR plus 5% during periods that EME Homer City has a net loan with the bank.

Fuel Supply Contracts

        EME Homer City has entered into several fuel purchase agreements with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. These contracts call for the purchase of a minimum quantity over the term of the contracts, which extend from one to five years from December 31, 2002, with options at EME Homer City's discretion to purchase additional amounts as stated in the agreements.

Plant Improvements

        EME Homer City has contracted with a division of ABB Flakt, now Alstom Power, to make environmental capital improvements to its generating units. The contractor was retained to construct a limestone-based, wet scrubber flue gas desulfurization system at Unit 3 and a selective catalytic reduction system at each of the three units. These improvements are expected to enable the Homer City generating units to comply with Phase II of Title IV of the Clean Air Act regarding sulfur oxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the Environmental Protection Agency's State Implementation Plan Call regarding nitrogen oxide emissions. The contract consists of a fixed price, turnkey engineering, procurement and construction contract, including project management costs and other project costs. EME Homer City has spent $273 million related to this contract through December 31, 2002. EME Homer City estimates that an additional $14 million is required to complete the original scope of the project and agreed to change orders.

        The wet scrubber flue gas desulfurization system on Unit 3 has been installed and is operational. The selective catalytic reduction system on Unit 3 was installed but went out of service on February 10, 2002 due to a collapse of ductwork which caused the entire unit to shut down. Unit 3 was returned to service on April 4, 2002 and is operating with the selective catalytic reduction system bypassed. EME Homer City may be entitled to recovery of business interruption losses under one of its insurance programs, but such determination has not been made or quantified at this time.

        EME Homer City and the contractor have completed their investigations of the event and both parties have developed a suitable restoration plan to make the selective catalytic reduction system operational by late May 2003. EME Homer City believes that the costs to repair the damage will be covered, for the most part, by insurance and the contractual obligations of the contractor. EME Homer City has agreed to share in certain costs for restoration, such as expediting costs, and currently estimates these costs should not exceed $7 million.

        The selective catalytic reduction systems on Units 1 and 2 have also been installed and structural improvements were made during 2002. The contractor is currently correcting several commissioning difficulties with these units and the selective catalytic reduction systems for Units 1 and 2 are expected to be operational for the 2003 NOx season (May-September).

        Although the selective catalytic reduction systems on Units 1 and 2 are expected to be operational during the 2003 NOx season, emission allowance expenses may be incurred by EME Homer City as the units undergo certain contractual tests. Liquidated damages will be assessed against the contractor after May 1, 2003 if Units 1 and 2 do not meet prescribed removal levels. These liquidated damages are expected to cover EME Homer City's expenses for the emission allowances.

        EME Homer City will likely incur a small amount of emission allowance expense (less than $2 million) when Unit 3 operates in early May 2003, prior to the planned outage to complete the selective catalytic reduction system restoration. Unit 3 may also incur additional emission allowance expense as it undergoes certain contractual tests following the planned outage. Liquidated damages will be assessed against the contractor after June 1, 2003 if Unit 3 does not meet prescribed removal levels. These liquidated damages are expected to cover EME Homer City's expenses for emission allowances incurred after June 1, 2003.

Coal Cleaning Agreement

        EME Homer City has entered into a Coal Cleaning Agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. Under the terms of the agreement, EME Homer City is obligated to reimburse Homer City Coal Processing Corporation for the actual costs incurred in the operations and maintenance of the coal cleaning plant, a fixed general and administrative service fee of approximately $260,000 per year, and an operating fee that ranges from $.20 to $.35 per ton depending on the level of tonnage. The agreement expired on August 31, 2002 and was renewed with the same terms through December 31, 2005, with a two-year extension option.

Contingencies

        Ash Disposal Site.    Pennsylvania Department of Environmental Protection, or PADEP, regulations governing ash disposal sites require, among other things, groundwater assessments of landfills if existing groundwater monitoring indicates the possibility of degradation. The assessments could lead to the installation of additional monitoring wells and if degradation of the groundwater were discovered, EME Homer City would be required to develop abatement plans, which may include the lining of unlined sites. To date, the facilities' ash disposal site has not shown any signs that would require abatement. Management does not believe that the costs of maintaining and abandoning the Ash Disposal Site will have a material impact on EME Homer City's results of operations or financial position.

        Interconnection Agreement.    EME Homer City's general partner, Mission Energy Westside, has entered into an interconnection agreement with NYSEG and Penelec, an affiliate of GPU, Inc., to provide interconnection services necessary to interconnect the Homer City facilities with NYSEG and Penelec's transmission systems. Unless terminated earlier in accordance with its terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend such interconnection services (but not the expiration of the agreement) to modifications, additions, upgrades or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition, upgrade or repowering to the Homer City units.

Guarantees and Indemnities

        Tax Indemnity Agreement.    In connection with the sale-leaseback transaction related to the Homer City facilities, EME Homer City entered into a tax indemnity agreement. Under this tax indemnity agreement, EME Homer City agreed to indemnify the lessors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under this tax indemnity agreement could be significant. Due to the nature of these obligations under this tax indemnity agreement, EME Homer City cannot determine a maximum potential liability. The indemnity would be triggered by a valid claim from the lessors. EME Homer City has not recorded a liability related to this indemnity.

        Indemnity Provided as Part of the Acquisition of the Homer City Facilities.    In connection with the acquisition of the Homer City facilities, EME Homer City is obligated to indemnify the sellers against damages, claims and losses arising from environmental liabilities before and after the date of sale as specified in the Asset Purchase Agreement dated August 1, 1998. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability nor has an expiration date. Payments would be triggered under this indemnity by a claim from the sellers. EME Homer City has not recorded a liability related to this indemnity.

Off-Balance Sheet Transactions

        EME Homer City has no significant off-balance sheet transactions.

Market Risk Exposures

        EME Homer City's primary market risk exposures arise from changes in prices of electricity, fuel, emissions and transmission rights. EME Homer City manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "—Current Developments" and "—Credit Ratings" for a discussion of the market developments and their impact on EME Homer City's credit and the credit of its counterparties.

Commodity Price Risk

        EME Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity, emission credits and ancillary services in the PJM, NYISO and other competitive markets. The following table depicts the average market prices per megawatt-hour in PJM during the past three years:

	24-Hour PJM Historical Energy Prices*
	2002	2001	2000
January	$20.52	$36.66	$23.15
February	20.62	29.53	23.84
March	24.27	35.05	21.97
April	25.68	34.58	23.79
May	21.98	28.64	28.41
June	24.98	26.61	23.06
July	30.01	30.21	23.53
August	30.40	43.99	29.01
September	29.00	22.44	25.12
October	27.64	21.95	29.20
November	25.18	19.58	30.68
December	27.33	19.66	44.63

Yearly Average	$25.63	$29.07	$27.20

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly prices provided on the PJM-ISO web-site.

        As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during 2002 are below the average historical market prices during 2001. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

        The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar 2003 and calendar 2004 "strips," which are defined as energy purchases for the entire calendar year, for sales in PJM during 2002:

	24-Hour PJM Forward Energy Prices*
	2003	2004
January 31, 2002	$25.48	$26.31
February 28, 2002	27.11	27.59
March 31, 2002	29.69	29.66
April 30, 2002	29.19	28.81
May 31, 2002	28.40	28.24
June 30, 2002	27.96	28.09
July 31, 2002	27.94	28.43
August 30, 2002	28.10	28.17
September 30, 2002	29.00	28.99
October 31, 2002	29.11	29.17
November 27, 2002	29.67	29.24
December 31, 2002	31.87	30.18

*
Energy prices were obtained by gathering publicly available broker quotes at PJM West (delivery point).

        The forward prices at PJM West (an index of multiple delivery points) are generally higher than the prices of the Homer City busbar (delivery point) due to transmission congestion charges. The average PJM West price has been 5% higher than the average Homer City busbar price during the past 24 months. The average price that EME Homer City derives from electricity sales is normally higher than the 24-hour price as EME Homer City manages its generation to optimize the on-peak periods when power prices are higher.

        Among the factors that influence future market prices for energy, capacity and ancillary services in PJM and NYISO are:

  •
  prevailing market prices for fuel oil, coal, natural gas, emission credits and associated transportation costs;

  •
  the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities;

  •
  transmission congestion in and to PJM and/or NYISO;

  •
  the availability, reliability and operation of nuclear generating plants, where applicable, and the extended operation of nuclear generating plants in PJM and NYISO beyond their presently expected dates of decommissioning;

  •
  weather conditions prevailing in PJM and NYISO from time to time; and

  •
  the rate of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

        EME Homer City's ability to make payments of lease rent on the facility leases depends on revenues generated by the facilities, which depend on their performance level and on market conditions for the sale of capacity and energy. These market conditions are beyond EME Homer City's control.

        EME Homer City's risk management policy allows for the use of derivative financial instruments through its marketing affiliate to limit financial exposure to energy prices for non-trading purposes. Use of these instruments exposes EME Homer City to commodity price risk, which includes potential losses that can arise from a change in the market value of a particular commodity. Commodity price risks are actively monitored to ensure compliance with EME Homer City's risk management policies through its marketing affiliate. Policies are in place that limit the amount of total net exposure EME Homer City may enter into at any time. Procedures exist that allow for monitoring of all commitments and positions with regular reviews by a risk management committee. EME Homer City's marketing affiliate performs a "value at risk" analysis in its daily business to measure, monitor and control EME Homer City's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME Homer City's marketing affiliate supplements this approach with the use of stress testing and worst-case scenario analysis, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities (in thousands):

	December 31,
	2002	2001
Commodity price:
Electricity contracts	$(9,284)	$35,881
Other	(301)	—

Total fair value	$(9,585)	$35,881

        In assessing the fair value of EME Homer City's derivative financial instruments, it uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME Homer City's commodity risk management assets and liabilities as of December 31, 2002 (in thousands):

	Total Fair Value	Maturity < 1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity > 5 years
Prices actively quoted	$(9,585)	$(9,585)	$—	$—	$—

        A 10% adverse change in forward prices would decrease the fair market value of outstanding commodity contracts at December 31, 2002 by $12.0 million.

Credit Risk

        In conducting price risk management activities, EME Homer City's marketing affiliate enters into contracts with a number of utilities, energy companies and financial institutions. Due to factors beyond EME Homer City's control, market liquidity has decreased significantly since the beginning of 2002, and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities. The reduction in the credit quality of traditional trading parties increases EME Homer City's credit risk. While various industry groups and regulatory agencies have taken steps to address market liquidity, transparency and credit issues, there is no assurance as to when, or how effectively, such efforts will restore market confidence. In the event a counterparty were to default on its trade obligation, EME Homer City would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME Homer City. Further, EME Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

        To manage credit risk, EME Homer City's marketing affiliate looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would occur if the counterparties failed to perform pursuant to the terms of their contractual obligations. EME Homer City's marketing affiliate has established controls to determine and monitor the creditworthiness of counterparties and uses master netting agreements whenever possible to mitigate the exposure to counterparty risk. This may require counterparties to pledge collateral when deemed necessary. EME Homer City's marketing affiliate generally manages the credit in its portfolio based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases to guide the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. The credit quality of EME Homer City's marketing affiliate's counterparties is reviewed regularly by a risk management committee. In addition to continuously monitoring EME Homer City's credit exposure to counterparties, EME Homer City's marketing affiliate also takes appropriate steps to limit or lower credit exposure. Despite this, there can be no assurance that EME Homer City's marketing affiliate will be wholly successful or that collateral pledged will be adequate.

Interest Rate Risk

        EME Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its outstanding long-term debt with its affiliate. EME Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

Risk Factors

EME Homer City's ability to make payments of lease rent under the facility leases is dependent on the market conditions for the sale of capacity and energy.

        EME Homer City's ability to make payments of lease rent on the facility leases is dependent on revenues generated by the facilities, which depend on their performance level and on market conditions for the sale of capacity and energy.

        The Homer City facilities derive revenue from the sale of energy and capacity into PJM and NYISO and from bilateral contracts with power marketers and load serving entities within PJM, NYISO and the surrounding markets. Participants in PJM and NYISO are not guaranteed any specified rate of return on their capital investments through recovery of mandated rates payable by purchasers of electricity. Therefore, with the exception of nominal revenue, EME Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity and ancillary services in the PJM, NYISO and other competitive markets.

        Among the factors that influence future market prices for energy, capacity and ancillary services in PJM and NYISO are:

  •
  prevailing market prices for fuel oil, coal and natural gas, emission credits and associated transportation costs;

  •
  the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities;

  •
  transmission congestion in and to PJM and/or NYISO;

  •
  the availability, reliability and operation of nuclear generating plants, where applicable, and the extended operation of nuclear generating plants in PJM and NYISO beyond their presently expected dates of decommissioning;

  •
  weather conditions prevailing in PJM and NYISO from time to time; and

  •
  the rate of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

        All of the factors listed above are beyond EME Homer City's control. There is no assurance that EME Homer City will be successful in selling power into its markets or that the prices received for such power will generate positive cash flow. If EME Homer City is not successful, it may not be able to generate enough cash to service its own debt. See "—Market Risk Exposures—Commodity Price Risk."

General operating risks may decrease or eliminate the revenues generated by the facilities or increase operating costs.

        The operation of power generation facilities involves many operating risks, including:

  •
  performance below expected levels of output or efficiency;

  •
  interruptions in fuel supply;

  •
  disruptions in the transmission of electricity;

  •
  breakdown or failure of equipment or processes;

  •
  strikes, work stoppages or labor disputes;

  •
  imposition of new regulatory requirements;

  •
  violation of permit requirements; and

  •
  operator error or catastrophic events such as terrorist activities, fires, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities.

        EME Homer City cannot assure you that the occurrence of one or more of the events listed above would not significantly decrease or eliminate revenues generated by the facilities or significantly increase the costs of operating them. Equipment and plant warranties and insurance may not be adequate to cover lost revenues or increased expenses. A decrease or elimination in revenues generated by the facilities or an increase in the costs of operating them could decrease or eliminate funds available to make lease rent payments and could have a material adverse effect on EME Homer City.

EME's credit rating is below investment grade, which may adversely affect its ability to provide credit support for sales from the facilities.

        EME provides credit support to its subsidiaries, including Edison Mission Marketing & Trading, which markets all of the power from the Homer City facilities, in the form of letters of credit or parent company guarantees for bilateral contracts for power and fuel. Without an investment grade rating,

EME's ability to provide credit support to its subsidiaries may be limited. Furthermore, if EME is unable to extend a portion of its corporate credit facility currently scheduled to expire in September 2003 and complete a financing for one of its project subsidiaries by summer 2003, its ability to provide credit support will be severely limited. If EME were unable to provide credit support, this would reduce the number of counterparties willing to enter into bilateral contracts with Edison Mission Marketing & Trading, thus requiring it to rely on short-term markets instead of bilateral contracts. Furthermore, if forward prices for power increase significantly, EME may not be able to meet margining requirements. Failure to meet a margining requirement will permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract. See "—Credit Ratings."

EME Homer City is subject to extensive government regulation.

        EME Homer City's business is subject to extensive energy and environmental regulation by federal, state and local authorities. EME Homer City is required to comply with numerous laws and regulations and to obtain numerous governmental permits in the operation or ownership of the facilities, as the case may be. EME Homer City cannot assure you that existing regulations will not be revised or reinterpreted, that new laws and regulations will not be adopted or become applicable to EME Homer City or the facilities or that future changes in laws and regulations will not have a detrimental effect on EME Homer City's business.

        EME Homer City believes that it has obtained all material energy-related federal, state and local approvals currently required to operate the facilities. Although not currently required, additional regulatory approvals may be required in the future due to a change in laws and regulations, a change in EME Homer City's customers or for other reasons. EME Homer City cannot assure you that it will be able to obtain all required regulatory approvals that it does not yet have or that it may require in the future, or that it will be able to obtain any necessary modifications to existing regulatory approvals or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if EME Homer City fails to obtain and comply with any required regulatory approvals, the operation of the facilities or the sale of electricity to third parties could be prevented or subject to additional costs.

        EME Homer City is required to comply with numerous statutes, regulations and ordinances relating to the safety and health of employees and the public, the protection of the environment and land use. EME Homer City believes that it has obtained all material environmental and land use permits and approvals currently required to operate the facilities. The environmental, land use and health and safety statutes, regulations and ordinances are constantly changing. EME Homer City may incur significant additional costs to comply with new requirements. If EME Homer City fails to comply with existing or new requirements, it could be subject to civil or criminal liability and the imposition of clean-up liens or penalties. In acquiring the facilities, EME Homer City assumed, subject to some limited exceptions, all on-site liabilities associated with the environmental condition of the facilities, regardless of when the liabilities arose and whether known or unknown, and generally agreed to indemnify the former owners of the facilities for these liabilities. EME Homer City cannot assure you that it will at all times be in compliance with all applicable environmental laws and regulations or that steps to bring the facilities into compliance would not materially and adversely affect its ability to make payments of lease rent under the facility leases.

        One of EME Homer City's strategies for compliance with federal regulations regarding emissions of sulfur dioxide and federal and state regulations regarding emissions of nitrogen oxide is the construction of the environmental capital improvements to the units. A delay in the completion of these improvements or the failure of the improvements to perform to their technical specifications could adversely affect EME Homer City's compliance strategy and require EME Homer City to purchase emissions allowances or reduce the expected levels of operation of the units. Although EME

Homer City's contract for the construction of these environmental capital improvements contains customary performance and completion guarantees, including liquidated damages in the event the required performance and completion dates are not met, EME Homer City cannot provide assurance that the improvements will be completed when anticipated or whether those systems will perform at the expected levels or that liquidated damages collected are sufficient to cover actual damages.

Restrictions in the participation agreements and facility leases limit or prohibit EME Homer City from entering into some transactions that it otherwise might enter into.

        Under the participation agreements entered into as part of the sale-leaseback transaction, EME Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, EME Homer City's liquidity is substantially based on its ability to generate cash flow from operations. If EME Homer City is unable to generate cash flow from operations necessary to meet its obligations, EME Homer City will have limited ability to obtain additional capital, unless its partners provide funding, which they are under no legal obligation to do.

        In connection with the sale-leaseback transaction, EME Homer City entered into a designated account representative agreement with the owner lessors which provides that, for as long as the facility leases are in effect, EME Homer City will be irrevocably able to appoint the designated account representatives on file with the Environmental Protection Agency or the Department of Environmental Protection, as the case may be, entitled to buy, sell and otherwise dispose of emission allowances without any payments or consideration to the owner lessors. The agreement provides that upon termination of a facility lease, the applicable owner lessor will have the right to appoint itself or any other person as EME Homer City's successor designated account representative for purposes of any future emission allowances not then owned by EME Homer City. If a facility lease were to terminate before its expiration, this event would also terminate the account representative agreement, and EME Homer City would be required to write-off any unamortized emission allowances that it would no longer control.

The insurance coverage for the facilities may not be adequate.

        EME Homer City is required to have insurance for the facilities, including all-risk property damage insurance, commercial general public liability insurance, boiler and machinery coverage and business interruption insurance. EME Homer City cannot assure you that the insurance coverage for the facilities will be available in the future on commercially reasonable terms. EME Homer City also cannot assure you that the insurance proceeds received for any loss of the facilities or any damage to the facilities will be sufficient to permit EME Homer City to make any payments of rent under the facility leases.

        Due to the current market environment, the minimum insurance coverage specified under the sale-leaseback documents is not commercially available at reasonable prices. EME Homer City has obtained a waiver through June 1, 2003, allowing for lower insurance coverage. Failure to maintain insurance pursuant to the sale-leaseback documents, absent a waiver, could result in an event of default under the documents, which could have a material adverse effect on EME Homer City. For more information on the insurance maintained by EME Homer City, see "Item 1. Business—Insurance."

Environmental Matters and Regulations

        EME Homer City is subject to environmental regulation by federal, state and local authorities in the United States. EME Homer City believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect EME Homer City's financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings that may be initiated by environmental authorities, could affect the costs and the manner in which EME Homer City conducts its business and could cause EME Homer City to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that its financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If EME Homer City fails to comply with applicable environmental laws, it may be subject to penalties and fines imposed against EME Homer City by regulatory authorities.

State

        Water Quality.    The discharge from the treatment plant receiving the wastewater stream from EME Homer City's Unit 3 flue gas desulfurization system has exceeded the stringent, water-quality-based limits for selenium in the station's NPDES permit. As a result, EME Homer City has been notified by PADEP that it has been included in the Quarterly Noncompliance Report submitted to the United States Environmental Protection Agency. EME Homer City has met with the contractor responsible for the Unit 3 flue gas desulfurization system to discuss approaches to resolving the water quality issues and is investigating technical alternatives for maximizing the level of selenium removal in the discharge. EME Homer City has also discussed these approaches for resolving the water quality issues with PADEP. Pilot studies are underway, but until they are completed and the results are evaluated, EME Homer City cannot estimate the costs to comply with these selenium limits. After the results of the pilot studies are evaluated, EME Homer City will instruct the contractor to make the necessary improvements and then meet with PADEP to discuss the drafting of a consent agreement to address the selenium issue. The consent agreement may include the payment of civil penalties, but the amount cannot be estimated at this time.

Federal—United States of America

        Clean Air Act.    EME Homer City expects that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. EME Homer City's approach to meeting these obligations will consist of a blending of capital expenditure and emissions allowance purchases that will be based on an ongoing assessment of the dynamics of EME Homer City's market conditions. EME Homer City anticipates that upgrades to its environmental controls to reduce nitrogen oxide (NOx) emissions will result in capital expenditures of $14.0 million in 2003 and $2.2 million in 2004-2007.

        Mercury Maximum Achievable Control Technology Determination.    On December 20, 2000, the Environmental Protection Agency issued a regulatory finding that it is "necessary and appropriate" to regulate emissions of mercury and other hazardous air pollutants from coal-fired power plants. The agency has added coal-fired power plants to the list of source categories under Section 112(c) of the Clean Air Act for which "maximum achievable control technology" standards will be developed.

Eventually, unless overturned or reconsidered, the Environmental Protection Agency will issue technology-based standards that will apply to every coal-fired unit owned by EME Homer City in the United States. The regulations are required to become final in 2004 with controls in place by 2007. This section of the Clean Air Act provides only for technology-based standards, and does not permit market trading options. Until the standards are actually promulgated, the potential cost of these control technologies cannot be estimated, and EME Homer City cannot evaluate the potential impact on the operations of its facilities.

        National Ambient Air Quality Standards.    A new ambient air quality standard was adopted by the Environmental Protection Agency in July 1997 to address emissions of fine particulate matter. It is widely understood that attainment of the fine particulate matter standard may require reductions in nitrogen oxides and sulfur dioxides, although, under the time schedule announced by the Environmental Protection Agency when the new standard was adopted, non-attainment areas were not to have been designated until 2002 and control measures to meet the standard were not to have been identified until 2005. In May 1999, the United States Court of Appeals for the District of Columbia Circuit held that Section 109(b)(1) of the Clean Air Act, the section of the Clean Air Act requiring the promulgation of national ambient air quality standards, as interpreted by the Environmental Protection Agency, was an unconstitutional delegation of legislative power. The Court of Appeals remanded both the fine particulate matter standard and the revised ozone standard to allow the Environmental Protection Agency to determine whether it could articulate a constitutional application of Section 109(b)(1). On February 27, 2001, the Supreme Court, in Whitman v. American Trucking Associations, Inc., reversed the Circuit Court's judgment on this issue and remanded the case back to the Court of Appeals to dispose of any other preserved challenges to the particulate matter and ozone standards. On March 26, 2002, the District of Columbia Circuit, on remand, held that the revised ozone and fine particulate matter ambient air quality standards were neither arbitrary nor capricious. Further action by the Environmental Protection Agency with respect to the implementation of the revised ozone standard and the promulgation of a new coarse particulate matter standard is required pursuant to the first District of Columbia Circuit opinion and the Supreme Court's decision in Whitman v. American Trucking Associations, Inc.

        Because of the delays resulting from the litigation over the standards, the Environmental Protection Agency is drafting new schedules for implementing the 8-hour ozone and fine particulate matter (PM 2.5) standards. Pursuant to a negotiated settlement, the EPA has agreed to designate attainment and nonattainment areas under the 8-hour ozone standard in 2004. The EPA has announced that it also intends to designate attainment and nonattainment areas under the fine particulate matter standard in 2004. Once these designations are published, states will be required to revise their implementation plans to achieve attainment with the revised standards, which plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates. Any obligations on EME Homer City's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates as a result of the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans. Pursuant to a negotiated settlement, the EPA has agreed to designate attainment and nonattainment areas under the 8-hour ozone standard in 2004. The EPA has announced that it also intends to designate attainment and nonattainment areas under the fine particulate matter standard in 2004. Once these designations are published, states will be required to revise their implementation plans to achieve attainment with the revised standards, which plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates. Any obligations on EME Homer City's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates as a result of the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans.

        Federal Legislative Initiatives.    There have been a number of bills introduced in the last session of Congress and the current session of Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury; some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, EME Homer City is not able to evaluate the potential impact of these proposals at this time.

        Comprehensive Environmental Response, Compensation, and Liability Act.    Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several. The cost of investigation, remediation or removal of these substances may be substantial. In connection with the ownership and operation of its facilities, EME Homer City may be liable for these costs.

        In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs of removal or remediation of a release or threatened release of hazardous or toxic substances at that disposal or treatment facility, whether or not that facility is owned or operated by that person. Some environmental laws and regulations create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner of a contaminated site and persons who arrange for the disposal of hazardous substances at that site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site. In connection with the ownership and operation of its facilities, EME Homer City may be liable for these costs.

        Several federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, EME Homer City may be liable for these costs.

        Enforcement Issues.    On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act's new source review, or NSR, requirements related to modifications of air emissions sources at electric generating stations located in the southern and midwestern regions of the United States. Several states have joined these lawsuits. In addition, the United States Environmental Protection Agency has also issued administrative notices of violation alleging similar violations at additional power plants owned by some of the same utilities named as defendants in the Department of Justice lawsuit, as well as other utilities, and also issued an administrative order to the Tennessee Valley Authority for similar violations at certain of its power plants. The Environmental Protection Agency has also issued requests for information pursuant to the Clean Air Act to numerous other electric utilities, including the prior owners of the Homer City facilities, seeking to determine whether these utilities also engaged in activities that may have been in violation of the Clean Air Act's NSR requirements.

        To date, several utilities have reached formal agreements with the United States (or reached agreements-in-principle) to resolve alleged NSR violations. All of the settlements have included the installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. Some of the settlements have also included the retirement or repowering of coal-fired generating units. The agreements provide for a phased approach to achieving required emission reductions over the next 10 to 15 years. The total cost of some of these settlements exceeds $1 billion; the civil penalties agreed to by these utilities range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of the settlements referred to above have not been finalized. However, in January 2002, the Department of Justice completed its review and concluded that "the EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." Accordingly, the Department of Justice has continued to prosecute NSR enforcement cases against electric utilities, with some cases scheduled for trial in 2003.

        On December 31, 2002, the Environmental Protection Agency finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plantwide applicability limits. The rule became effective on March 3, 2003, although states, industry groups and environmental organizations have filed litigation challenging various aspects of the regulation. In addition to this regulation, the Environmental Protection Agency has also proposed a regulation to clarify the "routine maintenance and repair" exclusion contained in the Environmental Protection Agency's regulations. While EME Homer City will carefully evaluate both of these rules to determine impacts on its operations, the proposed rule will be of greater interest. By more clearly defining "routine maintenance, repair and replacement," this rule will allow EME Homer City to determine what investments can be made at its existing plants to improve the safety, efficiency, and reliability of its operations without triggering NSR permitting requirements.

        Prior to EME Homer City's purchase of the Homer City facilities, the Environmental Protection Agency requested information from the prior owners of the plant concerning physical changes at the plant. Other than the request for information, no proceedings have been initiated by the Environmental Protection Agency. Depending on the outcome of the review and regulatory developments, EME Homer City could be required to invest in additional pollution control requirements, over and above the upgrades EME Homer City is planning to install, and could be subject to fines and penalties. EME Homer City cannot estimate the outcome of these discussions or the potential costs of investing in additional pollution control requirements, fines or penalties at this time.

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

        The Kyoto Protocol has yet to be submitted to the U.S. Senate for ratification. In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate-change related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change. Apart from the Kyoto Protocol, EME Homer City may be impacted by future federal or state legislation relating to controlling greenhouse gas emissions.

        Notwithstanding the Bush administration position, environment ministers from around the world have reached a compromise agreement on the mechanics and rules of the Kyoto Protocol. The compromise agreement is believed to clear the way for countries to begin the treaty ratification process.

        For the treaty to come into effect, approximately 55 countries that also represent at least 55% of the greenhouse gas emissions of the developed world must ratify it. With Canada becoming the 100th country to ratify the agreement in December 2002, the Kyoto Protocol can account for 43.7% of carbon dioxide emissions. Russia also indicated at the Johannesburg Summit on September 2002 its desire to ratify the treaty. Representing 17.4% of the developed world's greenhouse gas emissions, Russian ratification is now essential to bring the treaty into effect.

        If EME Homer City does become subject to limitations on emissions of carbon dioxide from its fossil fuel-fired electric generating plants, these requirements could have a significant economic impact on its operations.

        United Nations Proposed Framework Convention on Mercury.    The United Nations Environment Programme (UNEP) has convened a Global Mercury Assessment Working Group which met in Geneva in September 2002 and finalized a global mercury assessment report for submittal to the UNEP Governing Council at the Global Ministerial Environment Forum in Nairobi, Kenya, February 2003. Based upon the report's key findings, the working group concluded that "there is sufficient evidence of significant global adverse impacts to warrant international action to reduce the risks to human health and the environment arising from the release of mercury into the environment."

        The United States has indicated that it will support a decision to take international action on mercury at the Global Ministerial Environment Forum. However, the United States has further stated that it does not support negotiation of a legally-binding convention at this time. In general, the United States approach: 1) agrees that there is sufficient evidence of adverse impacts of mercury to warrant international action; 2) urges countries to take actions within the context of their national circumstances to identify exposed populations and to reduce anthropogenic emissions of mercury; 3) recommends the establishment of a "Mercury Program" within UNEP; 4) recommends coordination between UNEP and other international organizations that work on mercury issues such as the World Health Organization; and 5) asks countries to make voluntary contributions to support efforts of the Mercury Program under UNEP.

        If EME Homer City does become subject to limitations on emissions of mercury from its coal-fired electric generating plants, these requirements could have a significant economic impact on its operations.

New Accounting Standards

        Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. EME Homer City does not expect that adoption of this new accounting standard will have a material impact on its financial statements.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things. The portion of the Statement relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item that does not meet the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" shall be reclassified. The standard, effective on January 1, 2003, was adopted by EME Homer City in the fourth quarter of 2002, which required EME Homer City to reclassify as part of Income from Operations, an extraordinary gain of $5.7 million, net of tax, recorded in December 2001. The extraordinary gain was attributable to the extinguishment of debt that was assumed by the third-party lessors in the December 2001 EME Homer City sale-leaseback transaction.

        Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. EME Homer City does not expect that this standard will have a material impact on its financial statements.

        In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See "—Contractual Obligations, Commitments and Contingencies—Guarantees and Indemnities."

        In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003, beginning July 1, 2003. EME Homer City does not expect that this standard will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information responding to Item 7A is filed with this report under "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

EME HOMER CITY GENERATION L.P.

REPORT OF INDEPENDENT ACCOUNTANTS

To the General Partner of EME Homer City Generation L.P.:

        In our opinion, the accompanying balance sheet as of December 31, 2002 and the related statements of income (loss), comprehensive income (loss), partners' equity and cash flows present fairly, in all material respects, the financial position of EME Homer City Generation L.P. (a Pennsylvania limited partnership) at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Partnership as of December 31, 2001 and for the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 25, 2002.

        As explained in Note 2 to the financial statements, effective October 1, 2002, the Partnership has changed its method of accounting for debt extinguishments in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections."

        As discussed above, the financial statements of the Partnership as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 2, these financial statements have been revised. We audited the adjustments described in Note 2 that were applied to revise the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Partnership other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PricewaterhouseCoopers LLP Los Angeles, California March 25, 2003

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

Arthur Andersen LLP

Orange County, California
March 25, 2002

The aforementioned report on the balance sheets of EME Homer City Generation L.P. as of December 31, 2001 and 2000, and the related statements of income (loss), partners' equity, other comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001 is a copy of a previously issued Arthur Andersen LLP report. Arthur Andersen LLP has not reissued this report.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS

(In thousands)

	December 31,
	2002	2001
Assets
Current Assets
Cash and cash equivalents	$59,174	$38,501
Due from affiliates	—	76,047
Fuel inventory	27,257	24,751
Spare parts inventory	24,159	22,725
Deposits under lease swap agreement	67,098	36,992
Assets under price risk management	—	14
Other current assets	4,511	2,701

Total current assets	182,199	201,731

Property, Plant and Equipment	2,069,603	2,042,531
Less accumulated depreciation and amortization	99,997	38,131

Net property, plant and equipment	1,969,606	2,004,400

Deferred taxes	18,747	—
Restricted cash	77,909	130,517

Total Assets	$2,248,461	$2,336,648

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$3,446	$2,976
Accrued liabilities	17,341	20,296
Due to affiliates	18,579	—
Interest payable	41,740	8,016
Interest payable to affiliates	52,703	4,166
Liabilities under price risk management	9,585	—
Current portion of lease financing	59,723	78,620

Total current liabilities	203,117	114,074

Long-term debt to affiliate	554,299	605,591
Lease financing, net of current portion	1,426,961	1,498,697
Deferred taxes	—	6,606
Benefit plans and other	19,258	18,896

Total Liabilities	2,203,635	2,243,864

Commitments and Contingencies (Notes 4, 10 and 11)
Partners' Equity	44,826	92,784

Total Liabilities and Partners' Equity	$2,248,461	$2,336,648

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Operating Revenues from Marketing Affiliate
Capacity revenues	$41,029	$66,961	$48,736
Energy revenues	348,023	427,361	373,084
Loss from price risk management	(1,562)	(314)	(451)

Total operating revenues	387,490	494,008	421,369

Operating Expenses
Fuel	147,927	168,814	164,112
Plant operations	86,815	82,076	79,077
Depreciation and amortization	61,892	51,765	47,287
Administrative and general	4,260	1,788	(1,929)

Total operating expenses	300,894	304,443	288,547

Income from operations	86,596	189,565	132,822

Other Income (Expense)
Interest and other income	2,612	449	3,029
Gain on early extinguishment of debt	—	10,094	—
Loss on disposal of assets	(256)	(861)	(760)
Interest expense	(169,560)	(139,038)	(138,654)

Total other expense	(167,204)	(129,356)	(136,385)

Income (loss) before income taxes	(80,608)	60,209	(3,563)
Provision (benefit) for income taxes	(34,912)	26,240	(391)

Net Income (Loss)	$(45,696)	$33,969	$(3,172)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Net Income (Loss)	$(45,696)	$33,969	$(3,172)
Other comprehensive expense, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense (benefit) of $5,561 and $(58,234) for 2002 and 2001, respectively	6,357	(86,730)	—
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(2,481) and $46,647 for 2002 and 2001, respectively	(2,601)	69,473	—
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $6,701 and $(11,587) for 2002 and 2001, respectively	(8,171)	17,257	—

Other comprehensive expense	(4,415)	—	—

Comprehensive Income (Loss)	$(50,111)	$33,969	$(3,172)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY

(In thousands)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 1999	$197,987	$2,000	$199,987
Net loss	(3,141)	(31)	(3,172)

Balance at December 31, 2000	194,846	1,969	196,815

Net income	33,623	346	33,969
Cash distributions	(136,600)	(1,400)	(138,000)
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax benefit of $58,234	(85,863)	(867)	(86,730)
Other unrealized holding gains arising during period, net of income tax expense of $46,647	68,778	695	69,473
Reclassification adjustment for losses included in net income, net of income tax benefit of $11,587	17,085	172	17,257

Balance at December 31, 2001	91,869	915	92,784

Net loss	(45,650)	(46)	(45,696)
Non-cash contribution of services	2,151	2	2,153
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense of $5,561	6,351	6	6,357
Other unrealized holding losses arising during period, net of income tax benefit of $2,481	(2,598)	(3)	(2,601)
Reclassification adjustment for gains included in net loss, net of income tax expense of $6,701	(8,163)	(8)	(8,171)

Balance at December 31, 2002	$43,960	$866	$44,826

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash Flows From Operating Activities
Net income (loss)	$(45,696)	$33,969	$(3,172)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt, net of tax	—	(5,701)	—
Depreciation and amortization	61,892	52,467	48,869
Non-cash contribution of services	2,153	—	—
Deferred taxes	(25,353)	(52,535)	30,415
Loss on asset disposal	256	861	760
(Increase) decrease in due from affiliates	20,938	48,487	(71,635)
(Increase) decrease in inventory	(3,940)	(12,122)	6,110
Increase in other assets	(1,810)	(36,935)	(1,457)
Increase (decrease) in accounts payable	470	(13,503)	14,690
Decrease in accrued liabilities	(2,955)	(11,899)	(6,069)
Increase (decrease) in interest payable	82,261	(20,486)	(1,980)
Increase in other liabilities	646	200	469
(Increase) decrease in net assets under price risk management	5,183	(14)	—

Net cash provided by (used in) operating activities	94,045	(17,211)	17,000

Cash Flows From Financing Activities
Advances under lease swap agreement	54,141	—	—
Payments under lease swap agreement	(84,247)	—	—
Borrowings on long-term obligations	22,396	113,507	105,010
Repayments on debt obligations	—	(479,083)	(4,662)
Repayments of lease financing	(91,550)	(14,000)	—
Financing costs	(283)	(14,159)	(1,106)
Cash dividends to partners	—	(138,000)	—

Net cash provided by (used in) financing activities	(99,543)	(531,735)	99,242

Cash Flows From Investing Activities
Proceeds from sale-leaseback of facilities	—	782,000	—
Capital expenditures	(26,437)	(83,152)	(141,580)
(Increase) decrease in restricted cash	52,608	(130,517)	—

Net cash provided by (used in) investing activities	26,171	568,331	(141,580)

Net increase (decrease) in cash and cash equivalents	20,673	19,385	(25,338)
Cash and cash equivalents at beginning of period	38,501	19,116	44,454

Cash and cash equivalents at end of period	$59,174	$38,501	$19,116

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1. General

        EME Homer City Generation L.P., which is referred to as EME Homer City, is a Pennsylvania limited partnership, between Chestnut Ridge Energy Company, as a limited partner with a 99.9 percent interest, and Mission Energy Westside Inc., as a general partner with a 0.1 percent interest. Both Chestnut Ridge Energy and Mission Energy Westside are wholly owned subsidiaries of Edison Mission Holdings Co., a wholly owned subsidiary of Edison Mission Energy, which is referred to as EME. EME is an indirect wholly owned subsidiary of Edison International. The partnership was formed on October 31, 1998 for the purpose of acquiring, owning and operating three coal-fired electric generating units, and related facilities, which are referred to as the "Homer City facilities," located near Pittsburgh, Pennsylvania for the purpose of producing electric energy.

        EME Homer City derives revenue from the sale of energy and capacity into the Pennsylvania-New Jersey-Maryland Power Pool, or PJM, and the New York Independent System Operator, or NYISO, and from bilateral contracts between its marketing affiliate and power marketers and load serving entities within PJM, NYISO and the surrounding markets. EME Homer City has entered into a contract with a marketing affiliate for the sale of energy and capacity produced by the Homer City facilities, which enables such marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure. The marketing affiliate has systems in place that monitor real-time spot and forward pricing and perform options valuations. Under this contract, EME Homer City pays the marketing affiliate fees for these services.

        On December 7, 2001, EME Homer City completed a sale-leaseback of the Homer City facilities to third-party lessors for an aggregate purchase price of $1.591 billion, made up of $782 million in cash and assumption of debt (the fair value of which was $809.3 million). This transaction has been accounted for as a lease financing for accounting purposes. See "—Note 4. Sale-Leaseback Transaction."

Reclassifications

        Certain amounts in the prior years have been reclassified to conform to the current year's presentation.

Note 2. Summary of Significant Accounting Policies

Management's Use of Estimates in Financial Statements

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

Cash and Cash Equivalents

        EME Homer City considers cash and cash equivalents to include cash and short-term investments with original maturities of three months or less.

Inventory

        Inventory consists of spare parts, coal and fuel oil and is stated at the lower of weighted average cost or market.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives:

Leasehold improvements	33.67 years
Plant and equipment under lease financing	33.67 years
Emission allowances	33.67 years
Equipment, furniture and fixtures	4 to 10 years
Capitalized leased equipment	5 years

        As part of the acquisition of the Homer City facilities, EME Homer City acquired emission allowances under the Environmental Protection Agency's Acid Rain Program. Although the emission allowances granted under this program are freely transferable, EME Homer City intends to use substantially all of the emission allowances in the normal course of its business to generate electricity. Accordingly, EME Homer City has classified emission allowances expected to be used to generate power as part of property, plant and equipment. Acquired emission allowances were amortized over the estimated lives of the Homer City units on a straight-line basis until completion of the sale-leaseback transaction described in Note 4. Effective December 7, 2001, the completion date of the sale-leaseback transaction, EME Homer City changed the period of amortization of emission allowances from 39 years to 33.67 years, the term of the leases.

Impairment of Long-Lived Assets

        EME Homer City periodically evaluates the potential impairment of its long-lived assets based on a review of estimated future cash flows expected to be generated. If the carrying amount of the asset exceeds the amount of the expected future cash flows, undiscounted and without interest charges, then an impairment loss for EME Homer City's long-lived assets is recognized in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

Repairs and Maintenance

        Certain major pieces of equipment require repairs and maintenance on a periodic basis. These costs, including major maintenance costs, are expensed as incurred.

Capitalized Interest

        Interest incurred on funds borrowed by EME Homer City to finance project construction is capitalized. Capitalization of interest is discontinued when the projects are completed and deemed operational. Such capitalized interest is included in property, plant and equipment. EME Homer City capitalized $10.5 million and $10.3 million for the years ended December 31, 2001 and 2000, respectively. EME Homer City did not capitalize any interest in 2002, as the environmental improvement assets subject to interest capitalization were placed into service during the fourth quarter of 2001.

Revenue Recognition

        Revenues and related costs are recorded as electricity is generated or as services are provided unless the transactions are subject to SFAS No. 133 and do not qualify for the normal sales and purchases exception.

Derivative Instruments and Hedging Activities

        Effective January 1, 2001, EME Homer City adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at their fair value unless they meet an exception. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

        Effective January 1, 2001, EME Homer City recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. This exception applies to physical sales and purchases of power or fuel where it is probable that physical delivery will occur, the pricing provisions are clearly and closely related to the contracted prices and the documentation requirements of SFAS No. 133 are met. EME Homer City did not believe that its physical coal contracts were readily convertible to cash as defined under SFAS No. 133 and, therefore, were not derivatives. EME Homer City did not use this exception for its forward sales contracts due to the net settlement procedures used by its marketing affiliate with counterparties for the period between January 1, 2001 through June 30, 2001. Forward sales contracts qualified for treatment under SFAS No. 133 as cash flow hedges with appropriate adjustments made to other comprehensive income for the period between January 1, 2001 through June 30, 2001. The cumulative effect on prior periods' net income resulting from this change in accounting for derivatives in accordance with SFAS No. 133 was not material. EME Homer City recorded a $69.3 million, after tax, unrealized holding loss upon adoption of this change in accounting principle reflected in partners' equity in the balance sheet.

        Effective July 1, 2001, the Derivative Implementation Group of the Financial Accounting Standards Board modified the normal sales and purchases exception to include electricity contracts, which include terms that require physical delivery by the seller in quantities that are expected to be sold in the normal course of business. Accordingly, EME Homer City qualified to use the normal sales and purchases exception for its forward sales contracts commencing July 1, 2001. Based on this accounting guidance, on July 1, 2001, EME Homer City eliminated the value of its forward sale contracts from its balance sheet. The cumulative effect of this change in accounting is reflected as a $17.4 million decrease in other comprehensive income.

        Effective April 1, 2002, EME Homer City implemented the Derivative Implementation Group of the Financial Accounting Standards Board's revised "Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity," referred to as Statement No. 133 Implementation Issue Number C15. This revised interpretation precludes EME Homer City from qualifying for the normal sales and purchases exception on its forward energy sales contracts since it had net settlement agreements with its counterparties through its marketing affiliate. Therefore, EME Homer City did not treat its forward energy sales contracts as cash flow hedges. As a cumulative effect of adoption of this interpretation, EME Homer City recorded an $11.9 million increase to its net assets in the balance sheet at the fair value of its forward energy sales contracts, and $6.4 million, after tax, to accumulated other comprehensive income in the balance sheet.

        EME Homer City has entered into a contract with a marketing affiliate for the sale of energy and capacity produced by EME Homer City, which enables such marketing affiliate to engage in forward sales and hedging transactions to manage EME Homer City's electricity price exposure. Net gains or losses on hedges by the marketing affiliate that are physically settled are recognized in the same manner as the hedged item.

        Accounting for derivatives under SFAS No. 133 is complex. Each transaction requires an assessment of whether it is a derivative according to the definition under SFAS No. 133, including amendments and interpretations. Transactions that do not meet the definition of a derivative are accounted by EME Homer City on the accrual basis.

Income Taxes

        EME Homer City has made an election to be taxed as a corporation for federal and California state tax purposes. EME Homer City is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its indirect parent, Edison Mission Holdings Co. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, EME Homer City will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures in effect since EME Homer City's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which EME Homer City uses the long term state tax apportionment factors of the Edison International group. Also, while EME Homer City is generally subject to separate return limitations for net losses, under the tax-allocation agreement EME Homer City is permitted to transfer to Edison Mission Holdings Co., or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in its intercompany account balances (including subordinated loans). EME Homer City also files a separate state income tax return in Pennsylvania. During the fourth quarter of 2002, EME Homer City realized $73.7 million of the tax receivable on its books through a reduction in amounts owed under its subordinated revolving loan agreement with Edison Mission Finance.

        EME Homer City accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted rates.

        Effective January 1, 2001, EME Homer City is being treated as a corporation for Pennsylvania state income tax purposes, and accordingly has reflected the Pennsylvania state tax provision in the financial statements. Prior to 2001, EME Homer City was treated as a partnership for Pennsylvania state income tax purposes, and the income or loss of EME Homer City was included in the Pennsylvania state income tax returns of the individual partners. Accordingly, no recognition has been given to Pennsylvania state income taxes in the financial statements for those years.

New Accounting Standards

        Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. EME Homer City does not expect that adoption of this new accounting standard will have a material impact on its financial statements.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things. The portion of the Statement relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item that does not meet the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" shall be reclassified. The standard, effective on January 1, 2003, was adopted by EME Homer City in the fourth quarter of 2002, which required EME Homer City to reclassify as part of Income from Operations, an extraordinary gain of $5.7 million, net of tax, recorded in December 2001. The extraordinary gain was attributable to the extinguishment of debt that was assumed by the third-party lessors in the December 2001 EME Homer City sale-leaseback transaction.

        Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. EME Homer City does not expect that this standard will have a material impact on its financial statements.

        In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See disclosure regarding guarantees and indemnities in "—Note 10. Commitments and Contingencies."

        In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003, beginning July 1, 2003. EME Homer City does not expect that this standard will have a material impact on its financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2001	$—	$—
Current period change	(4,415)	(4,415)

Balance at December 31, 2002	$(4,415)	$(4,415)

        Unrealized losses on cash flow hedges at December 31, 2002 primarily include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133 due to EME Homer City's net settlement procedures with counterparties through its marketing affiliate. EME Homer City began treating its forward energy sales contracts as cash flow hedges under SFAS No. 133 on April 1, 2002 as a result of the recent, revised SFAS No. 133 Implementation Issue Number C15. These losses arise because current forecasts of future electricity prices are higher than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, approximately $4.4 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Actual amounts ultimately reclassed to earnings over the next twelve months could vary materially from the estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2003.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded a net $1.5 million loss during the year ended December 31, 2002 representing the amount of cash flow hedges' ineffectiveness, reflected in income (loss) from price risk management in the income statement.

Note 4. Sale-Leaseback Transaction

        On December 7, 2001, EME Homer City completed the sale-leaseback of its Homer City facilities to third-party lessors for an aggregate purchase price of $1.591 billion, comprised of $782 million in cash and assumption of debt (the fair value of which was $809.3 million). In connection with the sale-leaseback, EME Homer City used $432 million to repay affiliate interest and debt, paid $73 million to its affiliate for taxes due resulting from the sale, paid $138 million of dividends to its partners, and deposited $139 million in a restricted cash account. The leases EME Homer City entered into as part of this transaction are referred to as facility leases. The transaction has been accounted for as a lease financing for accounting purposes, which means that EME Homer City reflects the Homer City facility as an asset on its balance sheet, although EME Homer City has no legal ownership, and records the net present value of the future minimum lease payments as lease debt. Under the terms of the 33.67 year leases, EME Homer City is obligated to make semi-annual lease payments on each April 1 and October 1. The gain on the sale of the Homer City facilities has been deferred and is being amortized over the term of the lease.

        EME Homer City's bank accounts are largely under the control of a collateral agent that operates in accordance with a security deposit agreement executed as part of the sale-leaseback transaction. Accordingly, EME Homer City's access to most of the cash in its bank accounts is limited to specific uses set forth in this agreement. The rent payments that EME Homer City owes under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds, while the equity rent is paid to the owner lessors. If EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1.0 subject to reduction to 1.3 to 1.0 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2002, the senior rent service coverage ratio was 2.48 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. If all accrued rent, including both the senior portion and the equity portion of the rent, has been paid and all other required conditions have been met, amounts remaining in the distribution account will be available for distribution to the partners in EME Homer City, subject to certain restrictions in the sale-leaseback documentation, including the restrictions on distributions described below.

        A restricted cash account was funded at closing of the sale-leaseback transaction in the amount of $139 million. The amount in the account will be available for payments due during specified periods on the equity portion of lease rent, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from this restricted cash account will not be subject to any conditions except that no event of default shall have occurred or be continuing and no two failed equity rent payments shall have occurred. EME Homer City had approximately $78 million in restricted cash at December 31, 2002.

Note 4. Sale-Leaseback Transaction (Continued)

        The following table summarizes EME Homer City's future commitments under the facility leases at December 31, 2002.

Years Ending December 31,
2003	$173,957
2004	142,149
2005	151,895
2006	151,615
2007	150,802
Thereafter	2,432,477

Total future commitments	$3,202,895
Amount representing interest	(1,716,741)

Net Commitments	$1,486,154

        Under the participation agreements entered into as part of the sale-leaseback transaction, EME Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, EME Homer City's ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease EME Homer City's leasehold interests in the facilities or make improvements to the facilities. Accordingly, EME Homer City's liquidity is substantially based on its ability to generate cash flow from operations. If EME Homer City is unable to generate cash flow from operations, it will have limited ability to obtain additional capital, unless its partners provide additional funding, which they are under no legal obligation to do so.

Note 5. Property, Plant and Equipment

        At December 31, 2002 and 2001, property, plant and equipment consisted of the following:

	2002	2001
Land	$4,250	$4,250
Power plant and equipment under lease financing	1,591,318	1,591,318
Leasehold improvements	25,366	661
Emission allowances	438,068	438,068
Construction in progress	1,430	—
Equipment, furniture and fixtures	8,255	8,234
Capital leased equipment	916	—

	2,069,603	2,042,531
Accumulated depreciation and amortization	(99,997)	(38,131)

Property, plant and equipment, net	$1,969,606	$2,004,400

        As a result of the sale-leaseback transaction on December 7, 2001, a majority of the generating facilities and equipment were classified as power plant and equipment under lease financing. EME Homer City recorded amortization expense related to the leased facilities of $47.3 million and $3.1 million for the years ended December 31, 2002 and 2001, respectively. Accumulated amortization related to the leased facilities was $50.4 million and $3.1 million at December 31, 2002 and 2001, respectively.

Note 6. Long-Term Debt

        During 1999, EME Homer City's indirect parent company, Edison Mission Holdings, issued $300 million aggregate principal amount of 8.137% senior secured bonds due 2019 and $530 million aggregate principal amount of 8.734% senior secured bonds due 2026 (collectively, the "Senior Secured Bonds"). Also in 1999, Edison Mission Holdings entered into a $250 million construction loan (the "Environmental Capital Improvements Facility"), and a $50 million line of credit (the "Working Capital Facility"). Amounts borrowed under the Environmental Capital Improvements Facility and the Working Capital Facility bear interest at variable Eurodollar rates or Base rates, at the option of EME Homer City. The proceeds from these borrowings were loaned by Edison Mission Holdings to Edison Mission Finance under a subordinated loan agreement (the "Finance Subordinated Loan"). Edison Mission Finance then loaned the same amounts to EME Homer City under a subordinated loan agreement (the "Subordinated Loan"). Interest rates and other charges as well as maturity dates associated with the Subordinated Loan mirrored the associated debt at Edison Mission Holdings. EME Homer City also entered into a subordinated revolving loan agreement (the "Revolver") during 1999 with Edison Mission Finance. The Revolver bears interest at a fixed rate of 8.0% on outstanding amounts and terminates on March 18, 2014. EME Homer City owed approximately $554 million and $606 million under the Revolver at December 31, 2002 and 2001, respectively. The Subordinated Loan and Revolver were entered into to finance the acquisition of the Homer City facilities.

        In December 2001, EME Homer City settled the Subordinated Loan with Edison Mission Finance through the assumption of the Senior Secured Bonds by the third-party lessors as part of the purchase price of the facilities and the release of EME Homer City's guaranty of such debt. EME Homer City used $432 million from the proceeds of the sale-leaseback of the Homer City facilities (see Note 4. Sale-Leaseback Transaction) to repay a portion of the interest and principal on the Revolver. Accordingly, the remaining intercompany loans are under the Revolver. EME Homer City is restricted under the participation agreements entered into as a part of the sale-leaseback transaction from making any payments under this facility unless specified conditions are met.

        EME Homer City incurred interest costs related to its affiliate debt of $49.7 million, $140.8 million and $147.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 7. Price Risk Management Activities

        EME Homer City's risk management policy allows for the use of derivative financial instruments through its marketing affiliate to limit financial exposure to energy prices for non-trading purposes. Use of these instruments exposes EME Homer City to commodity price risk, which includes potential losses that can arise from a change in the market value of a particular commodity. Commodity price risk exposures are actively monitored to ensure compliance with EME Homer City's risk management policies. Policies are in place which limit the amount of total net exposure EME Homer City may enter into at any point in time. Procedures exist that allow for monitoring of all commitments and positions with regular reviews by a risk management committee. EME Homer City's marketing affiliate performs a "value at risk" analysis in its daily business to measure, monitor and control EME Homer City's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and reliance upon a single risk measurement tool, EME Homer City's marketing affiliate supplements this approach with the use of stress testing and worst-case scenario analysis, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type:

	December 31,
	2002	2001
Commodity price:
Electricity contracts	$(9,284)	$35,881
Other	(301)	—

Total fair value	$(9,585)	$35,881

Note 8. Income Taxes

        Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax liability were:

	Years Ended December 31,
	2002	2001
Deferred tax assets
Lease financing	$13,785	$—
Price risk management	4,409	—
State tax deduction	(3,013)	2,594
Net operating losses	2,164	—

Subtotal	17,345	2,594
Valuation allowance	(2,164)	—

Total	$15,181	$2,594

Deferred tax liabilities
Basis differences	$(3,678)	$9,001
Other	112	199

Total	(3,566)	9,200

Deferred tax asset (liability), net	$18,747	$(6,606)

        EME Homer City has $22 million of loss carryforwards at December 31, 2002 from Pennsylvania tax losses which expire beginning in 2022 and are limited in use to $2 million per year.

        The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2002	2001	2000
Current
Federal	$(11,971)	$64,802	$(27,605)
State	(1,209)	13,973	(3,201)

Total current	(13,180)	78,775	(30,806)
Deferred
Federal	(12,634)	(46,511)	25,897
State	(9,098)	(6,024)	4,518

Total deferred	(21,732)	(52,535)	30,415

Provision (benefit) for income taxes	$(34,912)	$26,240	$(391)

        The components of the deferred tax provision, which arise from timing differences between financial and tax reporting, are presented below:

	Years Ended December 31,
	2002	2001	2000
Lease financing	$(13,785)	$—	$—
Basis differences	(12,680)	(51,524)	31,790
State tax deduction	5,608	(1,011)	(1,375)
Price risk management	(788)	—	—
Other	(87)	—	—

Total deferred provision	$(21,732)	$(52,535)	$30,415

        Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2002	2001	2000
Expected provision (benefit) for federal income taxes	$(28,213)	$21,073	$(1,247)
Increase in taxes from:
State tax—net of federal benefit	(6,699)	5,167	856

Total provision (benefit) for income taxes	$(34,912)	$26,240	$(391)

Effective tax rate	43.3%	43.6%	11.0%

Note 9. Employee Benefits Plans

        Employees of EME Homer City are eligible for various benefit plans of Edison International.

Pension Plans

        EME Homer City maintains a pension plan specifically for the benefit of its union employees. EME Homer City's non-union employees participate in the Edison International pension plan. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. There are no prior service costs for the plans.

        Information on plan assets and benefits obligations is shown below:

	Years Ended December 31,
	Union Plan		Non-Union Plan
	2002	2001	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year	$11,441	$9,537	$1,902	$1,416
Service cost	930	849	234	263
Interest cost	758	685	123	111
Actuarial loss	493	371	(123)	112
Benefits paid	(20)	(1)	—	—

Benefit obligation at end of year	$13,602	$11,441	$2,136	$1,902

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,038	$2,098	$—	$—
Actual return on plan assets	(582)	(71)	—	—
Employer contributions	1,560	2,012	—	—
Benefits paid	(20)	(1)	—	—

Fair value of plan assets at end of year	$4,996	$4,038	$—	$—

Funded status	$(8,606)	$(7,403)	$(2,136)	$(1,902)
Unrecognized net loss	3,854	2,359	54	177

Pension liability	$(4,752)	$(5,044)	$(2,082)	$(1,725)

Discount rate	6.50%	7.00%	6.50%	7.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%

        Components of pension expense were:

	Years Ended December 31,
	Union Plan			Non-Union Plan
	2002	2001	2000	2002	2001	2000
Service cost	$930	$849	$719	$234	$263	$291
Interest cost	758	685	578	123	111	78
Expected return on plan assets	(419)	(266)	(64)	—	—	—
Net amortization and deferral	—	—	—	—	13	—

Net pension expense	$1,269	$1,268	$1,233	$357	$387	$369

Note 9. Employee Benefits Plans (Continued)

Postretirement Benefits Other Than Pensions

        A portion of EME Homer City's non-union employees retiring at or after age 55 with at least ten years of service are eligible for postretirement health care, dental, life insurance and other benefits paid in part by EME Homer City. Eligibility depends on a number of factors, including the employee's hire date. Employees in union-represented positions who were eligible to retire prior to May 14, 2002 are covered under the postretirement benefit plans of GPU, Inc., their employer prior to EME Homer City's acquisition of the facilities in 1999. EME Homer City has accounted for postretirement benefit obligations on the basis of a substantive plan under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension" (SFAS No. 106). A substantive plan means that EME Homer City is assuming for accounting purposes that it will provide postretirement benefits to union-represented employees following the conclusion of negotiations to replace the current benefits agreement, scheduled to expire on May 14, 2003, even though EME Homer City has no legal obligation to do so. If EME Homer City adopts a postretirement benefit plan for union-represented employees substantially the same as provided under the current GPU, Inc. plan, EME Homer City would record an adjustment to its prior service costs, if applicable, and amortize the impact over the estimated remaining service of covered employees. If no postretirement benefits are provided, EME Homer City would treat this as a plan termination under SFAS No. 106 and record a gain during 2003. At the present time, EME Homer City cannot predict the outcome of any negotiations related to this benefit plan.

        Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	Union Plan		Non-Union Plan
	2002	2001	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year	$9,489	$8,619	$1,951	$1,803
Service cost	538	404	91	84
Interest cost	715	593	132	122
Actuarial (gain) loss	1,431	(127)	87	(58)
Benefits paid	—	—	(163)	—

Benefit obligation at end of year	$12,173	$9,489	$2,098	$1,951

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	—	—	163	—
Benefits paid	—	—	(163)	—

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status	$(12,173)	$(9,489)	$(2,098)	$(1,951)
Unrecognized net (gain) loss	876	(555)	(89)	(186)

Recorded liability	$(11,297)	$(10,044)	$(2,187)	$(2,137)

Discount rate	6.75%	7.25%	6.75%	7.25%

        The components of postretirement benefits other than pension expense were:

	Years Ended December 31,
	Union Plan			Non-Union Plan
	2002	2001	2000	2002	2001	2000
Service cost	$538	$404	$358	$91	$84	$77
Interest cost	715	593	555	132	122	115
Net amortization and deferral	—	(29)	(48)	(10)	(11)	(15)

Total expense	$1,253	$968	$865	$213	$195	$177

        For the non-union plan, the assumed rate of future increases in the per-capita cost of health care benefits is 9.75% for 2003, gradually decreasing to 5% for 2008 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2002, by $537 thousand and annual aggregate service and interest costs by $54 thousand. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2002, by $421 thousand and annual aggregate service and interest costs by $42 thousand.

        For the union plan, the assumed rate of future increases in the per-capita cost of health care benefits is 9.75% for 2003, gradually decreasing to 5% for 2008 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2002, by $2.4 million and annual aggregate service and interest costs by $259 thousand. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2002, by $2.0 million and annual aggregate service and interest costs by $215 thousand.

Employee Stock Plans

        A 401(k) plan is maintained to supplement eligible employees' retirement income. EME Homer City matches 100 percent of non-union employee contributions up to 6 percent of such employees' annual compensation. EME Homer City also matches 65 percent of contributions made by union employees, up to 2.6 percent of annual compensation. Employer contributions vest 20 percent per year. Contribution expense for the years ended December 31, 2002, 2001 and 2000 was approximately $488 thousand, $440 thousand and $406 thousand, respectively.

Note 10. Commitments and Contingencies

Guarantees and Indemnities

  Tax Indemnity Agreement

        In connection with the sale-leaseback transaction related to the Homer City facilities, EME Homer City entered into a tax indemnity agreement. Under this tax indemnity agreement, EME Homer City has agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under this tax indemnity agreement could be significant. Due to the nature of these obligations under this tax indemnity agreement, EME Homer City cannot determine a maximum potential liability. The indemnity would be triggered by a valid claim from the lessors. EME Homer City has not recorded a liability related to this indemnity.

  Indemnity Provided as Part of the Acquisition of the Homer City Facilities

        In connection with the acquisition of the Homer City facilities, EME Homer City is obligated to indemnify the sellers against damages, claims and losses arising from environmental liabilities before and after the date of sale as specified in the Asset Purchase Agreement dated August 1, 1998. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability nor has an expiration date. Payments would be triggered under this indemnity by a claim from the sellers. EME Homer City has not recorded a liability related to this indemnity.

Environmental Matters

        EME Homer City is subject to environmental regulation by federal, state and local authorities in the United States. EME Homer City believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect EME Homer City's financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings that may be initiated by environmental authorities, could affect the costs and the manner in which EME Homer City conducts its business and could cause EME Homer City to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that its financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If EME Homer City fails to comply with applicable environmental laws, it may be subject to penalties and fines imposed against EME Homer City by regulatory authorities.

        EME Homer City expects that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. EME Homer City anticipates that upgrades to its environmental controls to reduce nitrogen oxide (NOx) emissions will result in capital expenditures of $14.0 million in 2003 and $2.2 million in 2004-2007.

        Prior to EME Homer City's purchase of the Homer City facilities, the Environmental Protection Agency requested information from the prior owners of the plant concerning physical changes at the plant. Other than the request for information, no proceedings have been initiated by the Environmental Protection Agency. Depending on the outcome of the review and regulatory developments, EME Homer City could be required to invest in additional pollution control requirements, over and above the upgrades EME Homer City is planning to install, and could be subject to fines and penalties. EME Homer City cannot estimate the outcome of these discussions or the potential costs of investing in additional pollution control requirements, fines or penalties at this time.

Ash Disposal Site

        Pennsylvania Department of Environmental Protection, or PADEP, regulations governing ash disposal sites require, among other things, groundwater assessments of landfills if existing groundwater monitoring indicates the possibility of degradation. The assessments could lead to the installation of additional monitoring wells and if degradation of the groundwater were discovered, EME Homer City would be required to develop abatement plans, which may include the lining of unlined sites. To date, the facilities' ash disposal site has not shown any signs that would require abatement. Management does not believe that the costs of maintaining and abandoning the Ash Disposal Site will have a material impact on EME Homer City's results of operations or financial position.

Fuel Supply Contracts

        EME Homer City has entered into several fuel purchase agreements with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. These contracts call for the purchase of a minimum quantity over the term of the contracts, which extend from one to five years from

December 31, 2002, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. At December 31, 2002, based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to aggregate $467 million over the duration of the contracts summarized as follows: 2003—$145 million; 2004—$153 million; 2005—$118 million; 2006—$31 million; and 2007—$20 million.

Plant Improvements

        EME Homer City has contracted with a division of ABB Flakt, now Alstom Power, to make environmental capital improvements to its generating units. The contractor was retained to construct a limestone-based, wet scrubber flue gas desulfurization system at Unit 3 and a selective catalytic reduction system at each of the three units. These improvements are expected to enable the Homer City generating units to comply with Phase II of Title IV of the Clean Air Act regarding sulfur oxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the Environmental Protection Agency's State Implementation Plan Call regarding nitrogen oxide emissions. The contract consists of a fixed price, turnkey engineering, procurement and construction contract, including project management costs and other project costs. EME Homer City has spent $273 million related to this contract through December 31, 2002. EME Homer City estimates that an additional $14 million is required to complete the original scope of the project and agreed to change orders.

        The wet scrubber flue gas desulfurization system on Unit 3 has been installed and is operational. The selective catalytic reduction system on Unit 3 was installed but went out of service on February 10, 2002 due to a collapse of ductwork which caused the entire unit to shut down. Unit 3 was returned to service on April 4, 2002 and is operating with the selective catalytic reduction system bypassed. EME Homer City may be entitled to recovery of business interruption losses under one of its insurance programs, but such determination has not been made or quantified at this time.

        EME Homer City and the contractor have completed their investigations of the event and both parties have developed a suitable restoration plan to make the selective catalytic reduction system operational by late May 2003. EME Homer City believes that the costs to repair the damage will be covered, for the most part, by insurance and the contractual obligations of the contractor. EME Homer City has agreed to share in certain costs for restoration, such as expediting costs, and currently estimates these costs should not exceed $7 million.

        The selective catalytic reduction systems on Units 1 and 2 have also been installed and structural improvements were made during 2002. The contractor is currently correcting several commissioning difficulties with these units and the selective catalytic reduction systems for Units 1 and 2 are expected to be operational for the 2003 NOx season (May-September).

        Although the selective catalytic reduction systems on Units 1 and 2 are expected to be operational during the 2003 NOx season, emission allowance expenses may be incurred by EME Homer City as the units undergo certain contractual tests. Liquidated damages will be assessed against the contractor after May 1, 2003 if Units 1 and 2 do not meet prescribed removal levels. These liquidated damages are expected to cover EME Homer City's expenses for the emission allowances.

        EME Homer City will likely incur a small amount of emission allowance expense (less than $2 million) when Unit 3 operates in early May 2003, prior to the planned outage to complete the selective catalytic reduction system restoration. Unit 3 may also incur additional emission allowance expense as it undergoes certain contractual tests following the planned outage. Liquidated damages will be assessed against the contractor after June 1, 2003 if Unit 3 does not meet prescribed removal levels. These liquidated damages are expected to cover EME Homer City's expenses for emission allowances incurred after June 1, 2003.

Lease Swap Agreement

        In connection with the sale-leaseback transaction, EME Homer City has entered into a swap agreement with a bank in order to more effectively match its cash flow, which is higher during the summer months when energy prices are higher, with its lease payments. Under the terms of this swap, EME Homer City made an initial deposit of $37 million with the bank in December 2001. Beginning in April 2002 through April 2014, the bank will make a swap payment to EME Homer City in April of each year and EME Homer City will make a swap payment to the bank in October of each year. The amount of payments is designed to reverse the semi-annual payments due under the lease such that EME Homer City effectively has lower cash obligations in April and higher cash obligations in October. In April 2002, EME Homer City received a payment of $54.3 million and in October 2002 EME Homer City made a payment of $84.9 million, resulting in a net deposit balance of $67.1 million at December 31, 2002. EME Homer City is also required to fund one-sixth of the October swap payment each month, between April and September of each year, into a restricted cash account. The implicit interest rate, which was fixed at inception of the swap agreement, is based on LIBOR during periods that EME Homer City has a net deposit with the bank, and LIBOR plus 5% during periods that EME Homer City has a net loan with the bank.

Coal Cleaning Agreement

        EME Homer City has entered into a Coal Cleaning Agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. Under the terms of the agreement, EME Homer City is obligated to reimburse Homer City Coal Processing Corporation for the actual costs incurred in the operations and maintenance of the coal cleaning plant, a fixed general and administrative service fee of approximately $260,000 per year, and an operating fee that ranges from $.20 to $.35 per ton depending on the level of tonnage. The agreement expired on August 31, 2002 and was renewed with the same terms through December 31, 2005, with a two-year extension option.

Interconnection Agreement

        EME Homer City's general partner, Mission Energy Westside, has entered into an interconnection agreement with New York State Electric & Gas Corporation, or NYSEG, and Pennsylvania Electric Company, or Penelec, an affiliate of GPU, Inc., to provide interconnection services necessary to interconnect the Homer City facilities with NYSEG and Penelec's transmission systems. Unless terminated earlier in accordance with its terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend such interconnection services (but not the expiration of the agreement) to modifications, additions, upgrades or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition, upgrade or repowering to the Homer City units.

Insurance

        EME Homer City maintains insurance coverages consistent with those normally carried by companies engaged in similar businesses and owning similar properties. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $875 million. Under the terms of the participation agreements entered into on December 7, 2001 as part of the sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2003.

        EME Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size.

Collective Bargaining Agreement

        EME Homer City employed 260 employees in Pennsylvania, 194 of whom are covered by a collective bargaining agreement, at December 31, 2002. The collective bargaining agreement, which also includes a benefit agreement, is due to expire on May 14, 2003.

Note 11. Lease Commitments

        EME Homer City had operating and capital leases in place relating mainly to flue gas conditioning equipment and trucks. At December 31, 2002, the future minimum payments over the next five years were as follows:

Years Ending December 31,	Operating Leases	Capital Leases
2003	$132	$234
2004	67	234
2005	3	136
2006	3	—
2007	3	—

Total future commitments	$208	604

Amount representing interest		74

Net commitments		$530

        Operating lease expense amounted to $0.3 million, $0.6 million and $0.7 million in 2002, 2001 and 2000, respectively. See "—Note 4. Sale-Leaseback Transaction" for lease commitments related to the facility leases.

Note 12. Related Party Transactions

Edison Mission Marketing & Trading Agreements

        EME Homer City entered into a Master Purchase, Sale and Services Agreement with its marketing affiliate effective October 31, 2002, pursuant to which EME Homer City's marketing affiliate arranges for purchases and sales of the following products, including services related thereto: (i) electric energy and capacity; (ii) fuel oil; and (iii) emissions allowances. This Master Purchase, Sale and Services Agreement replaces the NOx Allowance Sales Agreement and the Energy Sales Agreement with the marketing affiliate, both dated March 18, 1999.

        EME Homer City compensates its marketing affiliate in accordance with the following table with respect to these transactions and reimburses its marketing affiliate for brokers fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Electric energy and/or capacity	$.02/MWh ($.02/MW-day for capacity)
Fuel oil	$.05/bbl
Emissions allowances	$.25/SO2 allowance; and $25/NOx allowance

Note 12. Related Party Transactions (Continued)

        The net fees earned by the marketing affiliate were $0.3 million, $0.9 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Beginning in the fourth quarter of 2002, EME Homer City received accelerated payments under its agreement with its marketing affiliate, whereby the marketing affiliate paid EME Homer City in the same month that power generation was delivered and prepaid a portion of the following month's expected power generation. As a result of the accelerated payments, EME Homer City has a payable at December 31, 2002 due to its marketing affiliate of $10.6 million compared to a receivable at December 31, 2001 of $22.7 million.

        EME Homer City entered into several transactions through its marketing affiliate for the purchase of SO2 allowances from another affiliate of EME. All transactions were completed at market price on the date of the transaction. Total consideration paid was $5.1 million and $10.2 million during 2002 and 2001, respectively.

        During 2002, EME Homer City entered into four capacity swap agreements and two energy price basis swap agreements with its marketing affiliate. Each agreement was at fair market value at the time of the transaction. Payments received under these agreements amounted to $2.3 million.

        During 2001, EME Homer City entered into an option for installed capacity, and five transactions, including the exercise of the aforementioned option, for installed capacity with its marketing affiliate. Each transaction was at fair market value for such installed capacity at the time. Payments for the option and the five transactions amounted to approximately $29.5 million.

Fuel Services Agreements

        EME Homer City entered into agreements with Edison Mission Energy Services, Inc., an affiliate, to provide fuel and transportation services related to coal and fuel oil. Under the terms of these agreements, EME Homer City pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for each of the three years ended December 31, 2002, 2001 and 2000 was $0.3 million.

Affiliate Financing

        EME Homer City has obtained financing from Edison Mission Finance in connection with its acquisition of the Homer City facilities. For further discussion, see "—Note 6. Long-Term Debt."

Services Agreements with Edison Mission Energy and Edison International

        Certain administrative services such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs, payroll funding and other services totaling $31.0 million, $26.8 million and $30.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        EME Homer City participates in the insurance program of Edison International, including property, general liability, workers compensation and various other specialty policies. EME Homer City's insurance premiums are generally based on its share of risk related to each policy. In connection with the property insurance program, a portion of the risk is reinsured by a captive insurance subsidiary of Edison International. Under these reinsurance policies, EME Homer City is entitled to receive a premium refund to the extent that its loss experience is less than estimated.

        EME Homer City recorded a receivable from EME of $58.5 million at December 31, 2001, related to the tax due under the tax-allocation agreement. For the year ended December 31, 2002, all outstanding receivables were realized through a reduction in amounts owed under EME Homer City's affiliate financing with Edison Mission Finance. See "—Note 2. Summary of Significant Accounting Policies—Income Taxes" for further discussion of the tax-allocation agreement.

Contribution of Services by Midwest Generation EME, LLC

        Midwest Generation EME, LLC is a subsidiary of EME that provides executive management, legal, human resources, accounting and other administrative services in Chicago on EME Homer City's behalf without charge. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of EME Homer City's financial results, although EME Homer City does not have a cash obligation to pay for these activities. The cost of these services, after tax, was $2.2 million for the period ended December 31, 2002. EME Homer City has reflected these activities as a non-cash contribution of services by its parents in the accompanying financial statements. Prior to 2002, EME Homer City was not charged for an allocation of Midwest Generation EME because Midwest Generation EME's principal focus was on power plants in Illinois.

Note 13. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2002	2001	2000
Cash paid:
Interest	$87,177	$169,287	$149,335
Income taxes (receipts)	$—	$73,000	$—
Non-cash investing and financing activities:
Relief of long-term debt	$—	$830,000	$—
Lease financing obligation	$688	$1,591,318	$—
Reduction in affiliate debt due to tax-allocation agreement offset	$73,688	$—	$—

Note 14. Quarterly Financial Data (unaudited)

2002	First(ii)	Second(ii)	Third(i)	Fourth	Total
Operating revenues	$85,519	$80,484	$118,011	$103,476	$387,490
Operating income	14,656	2,337	42,300	27,303	86,596
Provision (benefit) for income taxes	(11,629)	(18,769)	(92)	(4,422)	(34,912)
Net income (loss)	(15,453)	(21,055)	288	(9,476)	(45,696)
2001	First	Second	Third(i)	Fourth	Total
Operating revenues	$128,517	$105,695	$153,985	$105,811	$494,008
Operating income	54,810	33,008	74,404	27,343	189,565
Provision (benefit) for income taxes	7,541	(642)	15,872	3,469	26,240
Net income (loss)	11,513	(1,588)	24,850	(806)	33,969

(i)
Reflects EME Homer City's seasonal pattern, in which the majority of earnings are recorded in the third quarter of each year.

(ii)
Reflects decreases in revenues and net income primarily due to unplanned outages experienced as a result of a Unit 3 ductwork collapse and Unit 1 and 2 ductwork reinforcements related to the installation of selective catalytic reduction systems.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        All powers to control and manage EME Homer City's business and affairs are exclusively vested in its general partner, Mission Energy Westside Inc., a California corporation and wholly owned subsidiary of Edison Mission Holdings Co., which in turn is a wholly owned subsidiary of EME. The members of Mission Energy Westside's current board of directors are elected by, and serve until their successors are elected by, Edison Mission Holdings. All officers are elected from time to time by Mission Energy Westside's board of directors and hold office at its discretion. Mission Energy Westside's board of directors currently contains six members. The board of directors of Mission Energy Westside may elect to appoint additional directors from time to time.

        Listed below are the current directors and the executive officers of Mission Energy Westside and their ages and positions as of March 27, 2003.

Name	Age	Position	Position Held Continuously Since
Georgia R. Nelson	53	Director, President	January 2000
John K. Deshong	49	Director, Vice President	August 2000
Ronald L. Litzinger	43	Director, Vice President	January 2000
Kevin M. Smith	45	Director, Treasurer and Vice President	April 1998
Dean A. Christiansen	43	Director	December 2001
Raymond W. Vickers	60	Director	March 1999
Rebecca J. Lauer	46	Vice President and General Counsel	November 2002

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

        Mr. Vickers has been Senior Vice President and General Counsel of Edison Mission Energy since March 1999. Prior to joining Edison Mission Energy, Mr. Vickers was a partner with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP concentrating on international business transactions, particularly cross-border capital markets and investment transactions, project implementation and finance.

        Ms. Lauer has been Vice President—Legal of Edison Mission Energy's Americas Region and Vice President and General Counsel of Midwest Generation EME, LLC since November 2002. Prior to joining Edison Mission Energy, Ms. Lauer was Vice President and General Counsel for Exelon Energy Delivery and Commonwealth Edison from May 2000 to April 2001. Ms. Lauer had been with Commonwealth Edison serving as Deputy General Counsel, Associate General Counsel and Senior Counsel since 1995.

ITEM 11. EXECUTIVE COMPENSATION

        The directors and officers of Mission Energy Westside receive no compensation for their services as directors and officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

        Set forth below is certain information regarding each person who is known by EME Homer City to be a beneficial owner.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Partnership interests	Mission Energy Westside Inc. 18101 Von Karman Avenue Suite 1700 Irvine, CA 92612	General partner with exclusive voting and investment power	0.1%

Changes in Control

        EME Homer City's indirect parent, Edison Mission Holdings, has pledged the shares of the capital stock of its general partner, Mission Energy Westside Inc., as collateral for its performance under its sale-leaseback obligation. Upon termination of the facility leases, the owner lessors may foreclose on this pledge and could own Mission Energy Westside and be able to exercise all the powers of general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In July 1999, EME, EME Homer City's indirect parent, made an interest-free loan to Georgia R. Nelson, Director and President of Mission Energy Westside Inc., in the amount of $179,800 in exchange for a note executed by Ms. Nelson and payable 365 days following the conclusion of her assignment in Chicago, Illinois.

ITEM 14. CONTROLS AND PROCEDURES

        Under the Sarbanes-Oxley Act of 2002 and implementing rules and regulations adopted by the Securities and Exchange Commission (SEC), EME Homer City must maintain disclosure controls and procedures. The term "disclosure controls and procedures" is defined in the SEC's regulations to mean, as applied to EME Homer City, controls and other procedures that are designed to ensure that information required to be disclosed by EME Homer City in reports filed with the SEC is recorded, processed, summarized, and reported, within the time frames specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by EME Homer City in its SEC reports is accumulated and communicated to EME Homer City's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. The SEC's regulations also require EME Homer City to carry out evaluations, under the supervision and with the participation of EME Homer City's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of EME Homer City's disclosure controls and procedures. These evaluations must be carried out within the 90-day period prior to the filing date of certain reports, including this annual report on Form 10-K.

        The Chief Executive Officer and the Chief Financial Officer of EME Homer City have evaluated the effectiveness of the design and operation of EME Homer City's disclosure controls and procedures as of March 20, 2003. They have concluded that those disclosure controls and procedures, as of the evaluation date, were effective in ensuring that information required to be disclosed by EME Homer City in its reports filed with the SEC was (1) accumulated and communicated to EME Homer City's management, as appropriate to allow timely decisions regarding disclosure, and (2) recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.

        The Chief Executive Officer and the Chief Financial Officer of EME Homer City also have concluded that there were no significant changes in EME Homer City's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)  (1) List of Financial Statements

      See Index to Financial Statements at Item 8 of this report.

          (2)  List of Financial Statement Schedules

      Schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto referenced in (a)(1) above.

  (b)
  Reports on Form 8-K

    No reports were filed by EME Homer City Generation L.P. on Form 8-K during the quarter ended December 31, 2002.

  (c)
  Exhibits
Exhibit No.	Description
3.1	EME Homer City Generation L.P. Agreement of Limited Partnership incorporated by reference to Exhibit 3.13 to Edison Mission Holding Co.'s registration statement on Form S-4 filed with the Securities and Exchange Commission on December 3, 1999 (File No. 333-92047).
3.2
Amended and Restated Agreement of Limited Partnership of EME Homer City Generation L.P., dated as of December 7, 2001, incorporated by reference to Exhibit 3.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.1
Indenture, dated as of May 27, 1999, between Edison Mission Holdings Co. and United States Trust Company of New York, as Trustee, incorporated by reference to Exhibit 4.1 to Edison Mission Holdings Co.'s registration statement on Form S-4 filed with the Securities and Exchange Commission on December 3, 1999 (File No. 333-92047).
4.1.1
First Amended and Restated Indenture, dated as of December 7, 2001 among Homer City Funding LLC and The Bank of New York, as successor trustee to United States Trust Company of New York, incorporated by reference to Exhibit 4.1.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.1.2	Form of 8.137% Senior Secured Bond due 2019 (included in Exhibit 4.1.1), incorporated by reference to Exhibit 4.1.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.1.3	Form of 8.734% Senior Secured Bond due 2026 (included in Exhibit 4.1.1), incorporated by reference to Exhibit 4.1.3 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.1.4
Assumption Agreement, dated as of December 7, 2001, among EME Homer City Generation, L.P., Homer City OL1 LLC, Homer City OL2 LLC, Homer City OL3 LLC, Homer City OL4 LLC, Homer City OL5 LLC, Homer City OL6 LLC, Homer City OL7 LLC, Homer City OL8 LLC, Homer City Funding LLC and The Bank of New York as successor to United States Trust Company of New York, incorporated by reference to Exhibit 4.1.4 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.

4.2
Indenture of Trust and Security Agreement, dated as of December 7, 2001, between Homer City OL1 LLC, The Bank of New York, as Lease Indenture Trustee and Security Agent, incorporated by reference to Exhibit 4.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.2.1
Schedule identifying substantially identical agreements to Indenture of Trust and Security Agreement constituting Exhibit 4.2 hereto, incorporated by reference to Exhibit 4.2.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.2.2	Form of Initial Lessor Note (included in Exhibit 4.2), incorporated by reference to Exhibit 4.2.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.3
Facility Lease Agreement, dated as of December 7, 2001, between Homer City OL1 LLC and EME Homer City Generation L.P., incorporated by reference to Exhibit 4.3 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.3.1
Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 4.3 hereto, incorporated by reference to Exhibit 4.3.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.4
Participation Agreement, dated as of December 7, 2001, among EME Homer City Generation L.P., Homer City OL1 LLC, as Facility Lessor and Ground Lessee, Wells Fargo Bank Northwest National Association, General Electric Capital Corporation, The Bank of New York as the Security Agent, The Bank of New York as Lease Indenture Trustee, Homer City Funding LLC and The Bank of New York as Bondholder Trustee, incorporated by reference to Exhibit 4.4 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.4.1
Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.4 hereto, incorporated by reference to Exhibit 4.4.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.5
Owner Lessor Subordination Agreement, dated as of December 7, 2001, by and among Homer City OL1 LLC as the Owner Lessor, General Electric Capital Corporation as the Owner Participant and The Bank of New York, as the Lease Indenture Trustee, incorporated by reference to Exhibit 4.5 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.5.1
Schedule identifying substantially identical agreements to Owner Lessor Subordination Agreement constituting Exhibit 4.5 hereto, incorporated by reference to Exhibit 4.5.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.6
Lease Subordination Agreement, dated as of December 7, 2001, by and among Homer City OL1 LLC, as the Owner Lessor, GE Capital Corporation as the Owner Participant, EME Homer City Generation L.P. as Facility Lessee and The Bank of New York as Security Agent, incorporated by reference to Exhibit 4.6 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.6.1
Schedule identifying substantially identical agreements to Lease Subordination Agreement constituting Exhibit 4.6 hereto, incorporated by reference to Exhibit 4.6.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.7
Pledge and Collateral Agreement made by Edison Mission Holdings Co. in favor of The Bank of New York, as successor to United States Trust Company of New York, as Collateral Agent, dated as of December 7, 2001, incorporated by reference to Exhibit 4.7 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.

4.8
Assumption and Release Agreement, dated as of December 7, 2001, among Edison Mission Holdings Co., Edison Mission Finance Co., EME Homer City Generation L.P. and The Bank of New York (as successor in interest to United States Trust Company of New York), as Bondholder Trustee and Collateral Agent, incorporated by reference to Exhibit 4.8 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.9
Open-End Mortgage, Security Agreement and Assignment of Rents, dated as of December 7, 2001, among Homer City OLI LLC, as the Owner Lessor to The Bank of New York, as Security Agent and Mortgagee, incorporated by reference to Exhibit 4.9 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
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
10.16.4
Amended and Restated Guarantee and Collateral Agreement, dated as of December 7, 2001, made by EME Homer City Generation L.P. in favor of The Bank of New York as successor to United States Trust Company of New York, as Collateral Agent, incorporated by reference to Exhibit 10.16.4 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
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
10.18.2
Amended and Restated Security Deposit Agreement, dated as of December 7, 2001, among EME Homer City Generation L.P. and The Bank of New York as Collateral Agent, incorporated by reference to Exhibit 10.18.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
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
10.23.1
Amended and Restated Intercompany Loan Subordination Agreement, dated as of December 7, 2001, among Edison Mission Holdings Co., Edison Mission Finance Co., Homer City Property Holdings, Inc., Chestnut Ridge Energy Co., Mission Energy Westside, Inc., EME Homer City Generation L.P. and The Bank of New York, as successor to United States Trust Company of New York, incorporated by reference to Exhibit 10.23.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.27
Designated Account Representative Agreement Relating to the NOx Allowance Program, entered into as of December 7, 2001, by and between EME Homer City Generation L.P., Homer City OL1 LLC, Homer City OL2 LLC, Homer City OL3 LLC, Homer City OL4 LLC, Homer City OL5 LLC, Homer City OL6 LLC, Homer City OL7 LLC and Homer City OL8 LLC, incorporated by reference to Exhibit 10.27 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.

10.28
Designated Account Representative Agreement Relating to the Acid Rain Program, entered into as of December 7, 2001, by and between EME Homer City Generation L.P., Homer City OL1 LLC, Homer City OL2 LLC, Homer City OL3 LLC, Homer City OL4 LLC, Homer City OL5 LLC, Homer City OL6 LLC, Homer City OL7 LLC and Homer City OL8 LLC, incorporated by reference to Exhibit 10.28 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.29
Assignment Agreement, dated December 7, 2001, between The Bank of New York, EME Homer City Generation L.P., Edison Mission Marketing & Trading, Inc. and Edison Mission Energy Fuel Services, Inc., incorporated by reference to Exhibit 10.29 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.30
Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated December 7, 2001, by and among Homer City OL1 LLC, Westdeutsche Landesbank Girozentrale, New York Branch, Credit Suisse First Boston, New York Branch and Westdeutsche Landesbank Girozentrale, New York Branch, incorporated by reference to Exhibit 10.30 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.30.1
Schedule identifying substantially identical agreements to the Debt Service Reserve Letter of Credit and Reimbursement Agreement constituting Exhibit 10.30 hereto, incorporated by reference to Exhibit 10.30.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.30.2
Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of April 1, 2002, by and among Homer City OL1 LLC and Westdeutsche Landesbank Girozentrale, New York Branch, as issuing bank and agent, incorporated by reference to Exhibit 10.30.2 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended June 30, 2002.
10.30.3
Schedule identifying substantially identical agreements to the Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement constituting Exhibit 10.30.2 hereto, incorporated by reference to Exhibit 10.30.3 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended June 30, 2002.
10.31
Sub-Assignment Agreement, dated as of December 7, 2001, between The Bank of New York, EME Homer City Generation L.P., Edison Mission Marketing & Trading, Inc., and Edison Mission Energy Fuel Services, Inc., incorporated by reference to Exhibit 10.31 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.32
Tax-Allocation agreement, effective January 1, 2002, by and between EME Homer City Generation L.P. and Edison Mission Holdings Co., incorporated by reference to Exhibit 10.32 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended September 30, 2002.
10.33	Master Purchase, Sale and Services Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc.*
10.34	Master Emissions Allowance Purchase and Sale Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc.*
10.35	Power Purchase and Sale Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc.*
21	List of Subsidiaries of EME Homer City Generation L.P.*
99.1	Statement Pursuant to 18 U.S.C. Section 1350.*

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EME Homer City Generation L.P. (Registrant)

By:	Mission Energy Westside Inc., General Partner
By:	/s/ Georgia R. Nelson Georgia R. Nelson, President and Director

Date:	March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ Georgia R. Nelson Georgia R. Nelson	President and Director	March 27, 2003
Principal Financial Officer:
/s/ Kevin M. Smith Kevin M. Smith	Vice President, Treasurer and Director	March 27, 2003
Principal Accounting Officer:
/s/ Mark C. Clarke Mark C. Clarke	Vice President and Controller	March 27, 2003
Majority of Board of Directors:
/s/ John K. Deshong John K. Deshong	Vice President and Director	March 27, 2003
/s/ Ronald L. Litzinger Ronald L. Litzinger	Vice President and Director	March 27, 2003
/s/ Raymond W. Vickers Raymond W. Vickers	Director	March 27, 2003

CERTIFICATIONS

I, Georgia R. Nelson, certify that:

1.
I have reviewed this annual report on Form 10-K of EME Homer City Generation L.P.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Georgia R. Nelson Georgia R. Nelson Director and President

CERTIFICATIONS

I, Kevin M. Smith, certify that:

1.
I have reviewed this annual report on Form 10-K of EME Homer City Generation L.P.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Kevin M. Smith Kevin M. Smith Director, Vice President and Treasurer

QuickLinks

TABLE OF CONTENTS
PART I
PART II
EME HOMER CITY GENERATION L.P. REPORT OF INDEPENDENT ACCOUNTANTS
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
PART IV
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS