Form 10-Q
period 2003-03-31
EME HOMER CITY GENERATION LP
filed 2003-05-14
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
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

        Number of shares outstanding of the registrant's Common Stock as of May 14, 2003: Not applicable.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

STATEMENTS OF INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Operating Revenues from Marketing Affiliate
Capacity revenues	$3,041	$13,348
Energy revenues	145,750	72,171
Loss from price risk management	(8,280)	—

Total operating revenues	140,511	85,519

Operating Expenses
Fuel	48,129	34,515
Plant operations	17,429	19,709
Depreciation and amortization	15,554	15,559
Administrative and general	1,040	1,080

Total operating expenses	82,152	70,863

Operating income	58,359	14,656

Other Income (Expense)
Interest and other income	772	729
Interest expense	(40,524)	(42,467)

Total other expense	(39,752)	(41,738)

Income (loss) before income taxes and accounting change	18,607	(27,082)
Provision (benefit) for income taxes	8,408	(11,629)

Income (Loss) Before Accounting Change	10,199	(15,453)
Cumulative effect of change in accounting, net of tax (Note 3)	(958)	—

Net Income (Loss)	$9,241	$(15,453)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net Income (Loss)	$9,241	$(15,453)
Other comprehensive expense, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $14,003	(17,075)	—
Reclassification adjustments included in net income, net of income tax benefit of $7,037	8,581	—

Other comprehensive expense	(8,494)	—

Comprehensive Income (Loss)	$747	$(15,453)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$157,812	$59,174
Fuel inventory	23,988	27,257
Spare parts inventory	24,556	24,159
Deposits under lease swap agreement	67,098	67,098
Assets under price risk management	118	—
Other current assets	7,576	4,511

Total current assets	281,148	182,199

Property, Plant and Equipment	2,081,461	2,069,603
Less accumulated depreciation and amortization	116,077	99,997

Net property, plant and equipment	1,965,384	1,969,606

Deferred taxes	17,772	18,747
Restricted cash	77,909	77,909

Total Assets	$2,342,213	$2,248,461

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$5,135	$3,446
Accrued liabilities	25,035	17,341
Due to affiliates	46,142	18,579
Interest payable	70,860	41,740
Interest payable to affiliates	42,812	52,703
Liabilities under price risk management	33,442	9,585
Current portion of lease financing	59,707	59,723

Total current liabilities	283,133	203,117

Long-term debt to affiliate	561,155	554,299
Lease financing, net of current portion	1,426,932	1,426,961
Benefit plans and other	25,027	19,258

Total Liabilities	2,296,247	2,203,635

Commitments and Contingencies (Note 4)
Partners' Equity	45,966	44,826

Total Liabilities and Partners' Equity	$2,342,213	$2,248,461

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY

(In thousands)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2002	$43,960	$866	$44,826
Net income	9,232	9	9,241
Non-cash contribution	393	—	393
Other comprehensive loss	(8,486)	(8)	(8,494)

Balance at March 31, 2003 (unaudited)	$45,099	$867	$45,966

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$9,241	$(15,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,556	15,559
Non-cash contribution of services	393	461
Deferred taxes	1,765	(11,341)
Cumulative effect of change in accounting, net of tax	958	—
(Increase) decrease in due to/from affiliates	27,563	(6,833)
(Increase) decrease in inventory	2,872	(1,839)
(Increase) decrease in other assets	(3,065)	1,074
Increase in accounts payable	1,689	1,335
Increase (decrease) in accrued liabilities	7,694	(6,844)
Increase in interest payable	19,229	42,327
Increase in other liabilities	1,908	704
Increase in net liabilities under price risk management	15,245	—

Net cash provided by operating activities	101,048	19,150

Cash Flows From Financing Activities
Borrowings on long-term obligations from affiliates	6,856	5,162
Repayments of lease financing	(45)	(269)
Financing costs	—	(283)

Net cash provided by financing activities	6,811	4,610

Cash Flows From Investing Activities
Capital expenditures	(9,221)	(13,088)

Net cash used in investing activities	(9,221)	(13,088)

Net increase in cash and cash equivalents	98,638	10,672
Cash and cash equivalents at beginning of period	59,174	38,501

Cash and cash equivalents at end of period	$157,812	$49,173

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

(Dollars in thousands)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

        EME Homer City's significant accounting policies are described in Note 2 to its financial statements as of December 31, 2002 and 2001, included in its 2002 annual report on Form 10-K filed with the Securities and Exchange Commission. EME Homer City follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

        Terms used but not defined in this report are defined in EME Homer City's annual report on Form 10-K for the year ended December 31, 2002.

Current Developments

        A number of significant developments during late 2001 and 2002 adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators), including EME Homer City. These developments included lower market prices in wholesale energy markets in the United States, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations.

        During the first quarter of 2003, wholesale energy prices in the PJM market increased primarily due to colder-than-normal weather and increases in the prices for natural gas. However, the recent changes in wholesale energy prices may or may not continue throughout 2003. See "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk Exposures" for more information regarding forward market prices.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$(4,415)	$(4,415)
Current period change	(8,494)	(8,494)

Balance at March 31, 2003 (unaudited)	$(12,909)	$(12,909)

        Unrealized losses on cash flow hedges at March 31, 2003 primarily include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are higher than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, approximately $12.9 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2003.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded a net $7.5 million loss during the first quarter ended March 31, 2003, representing the amount of cash flow hedges' ineffectiveness, reflected in loss from price risk management in the income statement.

Note 3. Changes in Accounting

Statement of Financial Accounting Standards No. 143

        Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, EME Homer City recorded a $958 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

        EME Homer City recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

Initial asset retirement obligation as of January 1, 2003	$3,862
Accretion expense	96

Balance of asset retirement obligation as of March 31, 2003 (unaudited)	$3,958

        The following table illustrates the effect on net income (loss) if SFAS No. 143 had been applied during all periods affected.

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net income (loss), as reported	$9,241	$(15,453)
Add: Accretion and depreciation expense determined under SFAS No. 143, net of tax	—	68

Pro forma net income (loss)	$9,241	$(15,385)

Statement of Financial Accounting Standards Interpretation No. 45

        In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on EME Homer City's financial statements.

Statement of Financial Accounting Standards Interpretation No. 46

        In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003. The adoption of this standard had no impact on EME Homer City's financial statements.

Note 4. Commitments and Contingencies

Plant Improvements

        EME Homer City has contracted with a division of ABB Flakt, now Alstom Power, to make environmental capital improvements to its generating units. The contractor was retained to construct a limestone-based, wet scrubber flue gas desulfurization system at Unit 3 and a selective catalytic reduction system at each of the three units. These improvements are expected to enable the Homer City generating units to comply with Phase II of Title IV of the Clean Air Act regarding sulfur oxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the Environmental Protection Agency's State Implementation Plan Call regarding nitrogen oxide emissions. The contract consists of a fixed price, turnkey engineering, procurement and construction contract, including project management costs and other project costs. EME Homer City has spent $282 million related to this contract through March 31, 2003. EME Homer City estimates that an additional $9 million is required to complete the original scope of the project and agreed to change orders during 2003.

        The wet scrubber flue gas desulfurization system on Unit 3 has been installed and is operational. The selective catalytic reduction system on Unit 3 was installed but went out of service on February 10, 2002 due to a collapse of ductwork which caused the entire unit to shut down. Unit 3 was returned to service on April 4, 2002 and is operating with the selective catalytic reduction system bypassed. EME Homer City recovered $1.5 million under one of its insurance programs during the first quarter of 2003 and may be entitled to additional recovery of business interruption losses, but such determination has not been made or quantified at this time.

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

        The selective catalytic reduction systems on Units 1 and 2 have also been installed and several improvements were made during 2002 to resolve past operating and structural issues. The contractor is currently re-commissioning these units and the selective catalytic reduction systems for Units 1 and 2 are expected to be operational for most of the 2003 NOx season (May-September).

        Although the selective catalytic reduction systems on Units 1 and 2 are expected to be operational during the 2003 NOx season, emission allowance expenses may be incurred by EME Homer City as the units undergo certain contractual tests. Liquidated damages will be assessed against the contractor after May 1, 2003 and May 21, 2003, respectively, if Units 1 and 2 are not substantially completed and do not meet prescribed removal levels. These liquidated damages are expected to cover EME Homer City's expenses for the emission allowances.

        EME Homer City will likely incur a small amount of emission allowance expense (less than $2 million) when Unit 3 operates in early May 2003, prior to the planned outage to complete the selective catalytic reduction system restoration. Unit 3 may also incur additional emission allowance expense as it undergoes certain contractual tests following the planned outage. Liquidated damages will be assessed against the contractor after June 11, 2003 if Unit 3 is not substantially completed and does not meet prescribed removal levels. These liquidated damages are expected to cover EME Homer City's expenses for emission allowances incurred after June 11, 2003.

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

Insurance

        EME Homer City maintains insurance policies that are comparable to those carried by other electric generating facilities of similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $875 million. Under the terms of the participation agreements entered into on December 7, 2001 as part of the sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2003.

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

  Indemnity Provided as Part of the Acquisition of the Homer City Facilities

        In connection with the acquisition of the Homer City facilities, EME Homer City is obligated to indemnify the sellers against damages, claims and losses arising from environmental liabilities before and after the date of sale as specified in the Asset Purchase Agreement dated August 1, 1998. Edison Mission Energy guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability nor has an expiration date. Payments would be triggered under this indemnity by a claim from the sellers. EME Homer City has not recorded a liability related to this indemnity.

Collective Bargaining Agreement

        EME Homer City recently reached a tentative agreement with the union that represents its employees to replace the current collective bargaining agreement, which also includes a benefit agreement, that is due to expire on May 14, 2003. Approximately 74% of EME Homer City's employees are covered by the collective bargaining agreement. The new contract is subject to a ratification vote of the employees scheduled on May 13 and 14, 2003. EME Homer City expects that the tentative agreement will be approved by employees, although no assurance can be provided in this regard.

Note 5. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash paid for interest	$21,196	$18
Cash paid for income taxes	$—	$627
Non-cash lease financing obligation	$—	$688

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion contains forward-looking statements. These statements are based on EME Homer City Generation L.P.'s (EME Homer City's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth in "—Market Risk Exposures" below, and under "—Risk Factors" in the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of EME Homer City Generation L.P.'s annual report on Form 10-K for the year ended December 31, 2002.

        The Management's Discussion and Analysis of Results of Operations and Financial Condition of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2002, and as compared to the first quarter ended March 31, 2002. This discussion presumes that the reader has read or has access to the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of EME Homer City Generation L.P.'s annual report on Form 10-K for the year ended December 31, 2002.

General

        EME Homer City is a Pennsylvania limited partnership between Chestnut Ridge Energy Company, as a limited partner with a 99.9 percent interest, and Mission Energy Westside Inc., as a general partner with a 0.1 percent interest. Both Chestnut Ridge Energy and Mission Energy Westside are wholly owned subsidiaries of Edison Mission Holdings Co., a wholly owned subsidiary of Edison Mission Energy, which is referred to as EME. EME is a wholly owned subsidiary of Mission Energy Holding Company and is an indirect wholly owned subsidiary of Edison International. EME Homer City was formed on October 31, 1998 for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities, which are referred to as the "Homer City facilities," located near Pittsburgh, Pennsylvania for the purpose of producing electric energy.

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

Current Developments

        A number of significant developments during late 2001 and 2002 adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators), including EME Homer City. These developments included lower market prices in wholesale energy markets in the United States, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations.

        During the first quarter of 2003, wholesale energy prices in the PJM market increased primarily due to colder-than-normal weather and increases in the prices for natural gas. However, the recent changes in wholesale energy prices may or may not continue throughout 2003. See "—Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Results of Operations

Operating Revenues

        Operating revenues increased $55.0 million in the first quarter of 2003 compared to the corresponding period of 2002. Energy and capacity sales were made through contracts with EME Homer City's marketing affiliate. The 2003 increase is due to increased generation, primarily resulting from an unplanned outage on Unit 3 during the first quarter of 2002, and higher energy prices. On February 10, 2002, the ductwork and bypass associated with the selective catalytic reduction system on Unit 3 collapsed causing the entire unit to shut down. Unit 3 returned to service on April 4, 2002 and has been operating with the selective catalytic reduction system bypassed since then.

        EME Homer City sold 3,620 GWhr and 2,695 GWhr of electricity during the first quarters of 2003 and 2002, respectively. EME Homer City's availability factor for the first quarter of 2003 was 88.9%, compared to 67.2% for the corresponding period in 2002. The availability factor is determined by the number of megawatt-hours EME Homer City is available to generate electricity divided by the product of the capacity of the EME Homer City units (in megawatts) and the number of hours in the period. EME Homer City is not available during periods of planned and unplanned maintenance. EME Homer City generally refers to unplanned maintenance as a forced outage. EME Homer City had a forced outage rate of 6.7% and 28.7% during the first quarters ended March 31, 2003 and 2002, respectively. As described above, EME Homer City's Unit 3 experienced a forced outage during the first quarter of 2002.

        EME Homer City's average realized energy price was $39.82/MWh and $26.65/MWh during the first quarters of 2003 and 2002, respectively. The increase was due to higher PJM market prices. See "—Market Risk Exposures—Commodity Price Risk" for further discussion of PJM market prices.

        Losses from price risk management activities were $8.3 million in the first quarter of 2003. There was no comparable amount in the first quarter of 2002. The losses primarily relate to the ineffectiveness of forward energy sales contracts that are being classified as cash flow hedges. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. The ineffectiveness losses are attributable to increases in the difference between energy prices at the PJM West Hub (where EME Homer City's marketing affiliate enters into forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). See "—Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Operating Expenses

        Operating expenses increased $11.3 million in the first quarter of 2003 compared to the corresponding period of 2002. Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $13.6 million in the first quarter of 2003 compared to the corresponding period of 2002. The 2003 increase was primarily due to increased production. The average price of delivered coal per ton was $25.75 and $27.90 during the first quarters of 2003 and 2002, respectively.

The change in the average price of delivered coal per ton is due to the changes in the type of coal being used in operations.

        Plant operations costs decreased $2.3 million in the first quarter of 2003 compared to the corresponding period of 2002. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The decrease is primarily due to lower maintenance costs in 2003 as compared to 2002 when EME Homer City's Unit 3 experienced a forced outage, as mentioned above, offset by increased insurance costs from higher premiums.

Other Income (Expense)

        Interest expense decreased $1.9 million in the first quarter of 2003 compared to the corresponding period of 2002. Interest expense primarily relates to the lease financing of the Homer City facilities. Interest expense also includes interest of $11.1 million and $12.1 million in the first quarters ended March 31, 2003 and 2002, respectively, from EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

        EME Homer City had effective tax provision (benefit) rates during the first three months of 2003 and 2002 of 45.2% and (42.9)%, respectively. EME Homer City's effective tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes.

Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, EME Homer City recorded a $958 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

Liquidity and Capital Resources

Historical

        At March 31, 2003, EME Homer City had cash and cash equivalents of $157.8 million compared to $59.2 million at December 31, 2002. Net working capital at March 31, 2003 was $(2.0) million compared to $(20.9) million at December 31, 2002.

        Net cash provided by operating activities increased $81.9 million in the first three months of 2003 compared to the corresponding period of 2002. The change is primarily due to the timing of cash receipts and disbursements related to working capital items. A portion of the increase is due to accelerated payments for power and advances of a portion of the subsequent month's power from EME Homer City's marketing affiliate in 2003. In 2002, EME Homer City received payment during the month following the delivery of power. The acceleration of payments from EME Homer City's marketing affiliate occurred as a result of an agreement with EME Homer City's owner participant which permits the marketing affiliate to enter into forward energy sales contracts with EME Homer City. See "—Credit Ratings."

        Net cash provided by financing activities increased $2.2 million in the first three months of 2003 compared to the corresponding period of 2002. The increase is primarily due to additional borrowings under the subordinated revolving loan agreement with Edison Mission Finance related to funding of the environmental improvements related to the selective catalytic reduction systems.

        Net cash used in investing activities decreased $3.9 million in the first three months of 2003 compared to the corresponding period of 2002. The decrease is due to lower capital expenditures as EME Homer City's environmental improvement project is nearly complete.

Current

        EME Homer City plans to spend approximately $23.3 million for the remainder of 2003 on capital expenditures. The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. Therefore, part of these expenditures are planned to be funded through additional loans to EME Homer City under its subordinated revolving loan agreement with Edison Mission Finance. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

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

        EME Homer City's bank accounts are largely under the control of a collateral agent that operates in accordance with a security deposit agreement executed as part of the sale-leaseback transaction. Accordingly, EME Homer City's access to most of the cash in its bank accounts is limited to specific uses set forth in this agreement. The rent payments that EME Homer City owes under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1.0 subject to reduction to 1.3 to 1.0 under circumstances specified in the participation agreements. During the 12 months ended March 31, 2003, the senior rent service coverage ratio was 4.2 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

Credit Ratings

        Credit ratings related to the senior unsecured debt of EME and Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy	Ba3	BB-
Edison Mission Marketing & Trading	Not Rated	BB-

        Standard & Poor's has assigned a negative rating outlook for each of these entities. Moody's has Edison Mission Energy's rating under review for possible further downgrade. EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered again. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised or withdrawn at any time by a rating agency.

        Pursuant to EME Homer City's sale-leaseback documents, a below investment grade credit rating of Edison Mission Marketing & Trading restricts EME Homer City's ability to enter into permitted trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of its facilities. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City currently sells all of the output from its facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that will allow it to enter into such sales, under specified conditions, through December 31, 2004. EME Homer City is permitted to sell the output of its facilities into the PJM at any time on a spot-market basis.

Market Risk Exposures

        EME Homer City's primary market risk exposures arise from fluctuations in electricity prices, fuel prices and emission and transmission rights. EME Homer City manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. Electric power generated at the Homer City facilities is sold under bilateral arrangements with domestic utilities and power marketers pursuant to transactions with terms of two years or less, or to the PJM or NYISO. These pools have short-term markets which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets. The Homer City facilities can also transmit power to the Midwestern United States. See "—Current Developments" and "—Credit Ratings" for a discussion of the market developments and their impact on EME Homer City's credit and the credit of its counterparties.

Commodity Price Risk

        EME Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity, emission credits and ancillary services in the PJM, NYISO and other competitive markets. The following table depicts the average market prices per megawatt-hour in PJM during the first quarters of 2003 and 2002:

	24-Hour PJM Historical Energy Prices*
	2003	2002
January	$36.56	$20.52
February	46.13	20.62
March	46.85	24.27

Quarterly Average	$43.18	$21.80

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly prices provided on the PJM-ISO web-site.

        As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first three months of 2003 were significantly higher than the average historical market prices during the first three months of 2002. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

        Sales made in the real-time or day-ahead market receive the actual spot prices at the Homer City busbar. In order to mitigate price risk from changes in spot prices at the Homer City busbar, EME Homer City's marketing affiliate may enter into forward contracts with counterparties for forecasted generation in future periods. Currently, there is not a liquid market for entering into forward contracts at the Homer City busbar. A liquid market does exist for delivery to a collection of delivery points known as PJM West Hub, which the marketing affiliate's price risk management activities use to enter into forward contracts. EME Homer City's revenues with respect to such forward contracts include:

  •
  sales of actual generation in the amounts covered by such forward contracts with reference to PJM spot prices at the Homer City busbar, plus or minus,

  •
  sales to third parties under such forward contracts at designated delivery points (generally the PJM West Hub) less the cost of purchasing power at spot prices at the same designated delivery points to fulfill obligations under such forward contracts.

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP) has the effect of reducing prices at those delivery points affected by transmission congestion and raising prices at points which are free of the congestion. During the past 12 months, an increase in transmission congestion between the Homer City facilities and delivery points east has resulted in prices at the Homer City facilities being lower than those at PJM West Hub, which is east of the Homer City facilities. Thus, while forward prices at PJM West Hub have historically been higher than the prices at the Homer City busbar by less than 5%, increased congestion during the last 12 months between the Homer City facilities and points east has resulted in prices at PJM West Hub being on average 11% higher than those at the Homer City busbar.

        By entering into forward contracts using the PJM West Hub as the delivery point, EME Homer City is exposed to "basis risk", which occurs when forward contracts are executed on a different basis (in this case PJM West Hub) than the actual point of delivery (Homer City busbar). In order to mitigate basis risk resulting from forward contracts using PJM West Hub as the delivery point, EME Homer City's marketing affiliate has participated in purchasing firm transmission rights in PJM, and may continue to do so in the future. A firm transmission right provides the holder with a financial instrument to receive actual spot prices at one point of delivery and pay spot prices at another point of delivery. Accordingly, the marketing affiliate's price risk management activities include using firm transmission rights alone or in combination with forward contracts to manage changes in prices within the PJM market.

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2003:

24-Hour PJM West Forward Energy Prices*
2003
April	$42.67
May	41.43
June	44.10
July	53.24
August	49.55
September	39.43
October	36.28
November	34.86
December	36.60
2004 Calendar "strip"(1)	34.97

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the PJM West Hub delivery point. (Forward prices at PJM West are generally higher than the prices at the Homer City busbar.

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

        EME Homer City's risk management policy allows for the use of derivative financial instruments through its marketing affiliate to limit financial exposure to energy prices for non-trading purposes. Use of these instruments exposes EME Homer City to commodity price risk, which includes potential losses that can arise from a change in the market value of a particular commodity. Commodity price risks are actively monitored to ensure compliance with EME Homer City's risk management policies through its marketing affiliate. Policies are in place which define the risk tolerance for EME Homer City. Procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. EME Homer City's marketing affiliate performs a "value at risk" analysis in its daily business to measure, monitor and control EME Homer City's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME Homer City's marketing affiliate supplements this approach with the use of stress testing and worst-case scenario analysis, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities (in thousands). The increase in the liability related to the fair value of commodity contracts is due to the increase in market prices for power since December 31, 2002.

	March 31, 2003	December 31, 2002
	(Unaudited)
Commodity price:
Electricity contracts	$(32,302)	$(9,284)
Other	(1,023)	(301)

Total fair value	$(33,325)	$(9,585)

        In assessing the fair value of EME Homer City's derivative financial instruments, it uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME Homer City's commodity risk management assets and liabilities as of March 31, 2003 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(Unaudited)
Prices actively quoted	$(33,325)	$(33,325)	$—	$—	$—

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

Environmental Matters and Regulations

        For a discussion of EME Homer City's environmental matters, refer to "Environmental Matters and Regulations" on page 36 of EME Homer City's annual report on Form 10-K for the fiscal year ended December 31, 2002 and the notes to the Financial Statements set forth therein. There have been no significant developments with regard to environmental matters that affect disclosures presented in the annual report.

Critical Accounting Policies and Estimates

        For a discussion of EME Homer City's critical accounting policies and estimates, refer to "Critical Accounting Policies and Estimates" on page 22 of EME Homer City's annual report on Form 10-K for the fiscal year ended December 31, 2002.

New Accounting Standards

        Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, EME Homer City recorded a $958 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

        Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard had no impact on EME Homer City's financial statements.

        In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on EME Homer City's financial statements.

        In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003. The adoption of this standard had no impact on EME Homer City's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 29 of EME Homer City's annual report on Form 10-K for the fiscal year ended December 31, 2002. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

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

        The Chief Executive Officer and the Chief Financial Officer of EME Homer City have evaluated the effectiveness of the design and operation of EME Homer City's disclosure controls and procedures as of May 8, 2003. They have concluded that those disclosure controls and procedures, as of the evaluation date, were effective in ensuring that information required to be disclosed by EME Homer City in its reports filed with the SEC was (1) accumulated and communicated to EME Homer City's management, as appropriate to allow timely decisions regarding disclosure, and (2) recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.

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

(b)   Reports on Form 8-K

        No reports were filed by EME Homer City Generation L.P. on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ Kevin M. Smith Kevin M. Smith Director, Vice President and Treasurer
Date:	May 14, 2003

CERTIFICATION

I, Georgia R. Nelson, certify that:

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

Date: May 14, 2003	/s/ Georgia R. Nelson Georgia R. Nelson Director and President

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

Date: May 14, 2003	/s/ Kevin M. Smith Kevin M. Smith Director, Vice President and Treasurer

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
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (In thousands)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2003 (Dollars in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION