Form 10-Q
period 2003-06-30
EME HOMER CITY GENERATION LP
filed 2003-08-13
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

        Number of shares outstanding of the registrant's Common Stock as of August 13, 2003: Not applicable.

TABLE OF CONTENTS

		Page
	PART I—Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
	PART II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	23
	Signatures	24

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

STATEMENTS OF OPERATIONS

(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Revenues from Marketing Affiliate
Capacity revenues	$7,255	$13,021	$10,296	$26,369
Energy revenues	95,321	68,042	241,071	140,213
Income (loss) from price risk management	5,390	(579)	(2,890)	(579)

Total operating revenues	107,966	80,484	248,477	166,003

Operating Expenses
Fuel	40,357	26,294	88,486	60,809
Plant operations	33,186	35,090	50,615	54,799
Depreciation and amortization	15,617	15,391	31,171	30,950
Administrative and general	1,197	1,372	2,237	2,452

Total operating expenses	90,357	78,147	172,509	149,010

Operating income	17,609	2,337	75,968	16,993

Other Income (Expense)
Interest and other income	122	525	894	1,254
Interest expense	(38,453)	(42,686)	(78,977)	(85,153)

Total other expense	(38,331)	(42,161)	(78,083)	(83,899)

Loss before income taxes and accounting change	(20,722)	(39,824)	(2,115)	(66,906)
Benefit for income taxes	(9,361)	(18,769)	(953)	(30,398)

Loss Before Accounting Change	(11,361)	(21,055)	(1,162)	(36,508)
Cumulative effect of change in accounting, net of tax (Note 3)	—	—	(958)	—

Net Loss	$(11,361)	$(21,055)	$(2,120)	$(36,508)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Loss	$(11,361)	$(21,055)	$(2,120)	$(36,508)
Other comprehensive income (expense), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense of $5,562 for the three and six months ended June 30, 2002	—	6,357	—	6,357
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $7,922 and $3,613 for the three months and $(6,080) and $3,613 for the six months ended June 30, 2003 and 2002, respectively	9,661	4,130	(7,415)	4,130
Reclassification adjustments included in net loss, net of income tax expense (benefit) of $(2,519) and $3,924 for the three months and $(9,556) and $3,924 for the six months ended June 30, 2003 and 2002, respectively	3,073	(4,485)	11,654	(4,485)

Other comprehensive income	12,734	6,002	4,239	6,002

Comprehensive Income (Loss)	$1,373	$(15,053)	$2,119	$(30,506)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS

(In thousands, Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$102,862	$59,174
Fuel inventory	27,728	27,257
Spare parts inventory	24,174	24,159
Deposits under lease swap agreement	—	67,098
Assets under price risk management	12,263	—
Other current assets	3,490	4,511

Total current assets	170,517	182,199

Property, Plant and Equipment	2,094,875	2,069,603
Less accumulated depreciation and amortization	131,697	99,997

Net property, plant and equipment	1,963,178	1,969,606

Deferred taxes	16,299	18,747
Restricted cash	40,000	77,909

Total Assets	$2,189,994	$2,248,461

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS

(In thousands, Unaudited)

	June 30, 2003	December 31, 2002
Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$7,097	$3,446
Accrued liabilities	37,599	17,341
Due to affiliates	51,047	18,579
Interest payable	27,952	41,740
Interest payable to affiliates	10,162	52,703
Advances under lease swap agreement	18,685	—
Liabilities under price risk management	17,066	9,585
Current portion of lease financing	29,597	59,723

Total current liabilities	199,205	203,117

Long-term debt to affiliate	505,114	554,299
Lease financing, net of current portion	1,397,478	1,426,961
Benefit plans and other	40,381	19,258

Total Liabilities	2,142,178	2,203,635

Commitments and Contingencies (Note 4)
Partners' Equity	47,816	44,826

Total Liabilities and Partners' Equity	$2,189,994	$2,248,461

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY

(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2002	$43,960	$866	$44,826
Net loss	(2,118)	(2)	(2,120)
Non-cash contribution	870	1	871
Other comprehensive income	4,235	4	4,239

Balance at June 30, 2003	$46,947	$869	$47,816

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities
Net loss	$(2,120)	$(36,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,176	30,950
Non-cash contribution of services	871	1,175
Deferred taxes	3,238	(24,516)
Cumulative effect of change in accounting, net of tax	958	—
Increase/decrease in due to/from affiliates	32,468	3,901
Increase in inventory	(486)	(6,204)
Decrease in other assets	1,021	2,143
Increase in accounts payable	3,651	2,890
Increase (decrease) in accrued liabilities	20,258	(2,028)
Increase (decrease) in interest payable	(56,329)	44,341
Increase in other liabilities	17,261	1,059
Decrease in net liabilities under price risk management	(543)	(4,672)

Net cash provided by operating activities	51,424	12,531

Cash Flows From Financing Activities
Advances under lease swap agreement	85,783	54,141
Borrowings on long-term obligations from affiliates	—	14,059
Repayments of debt obligations from affiliates	(49,185)	—
Repayments of lease financing	(59,609)	(91,489)
Financing costs	—	(283)

Net cash used in financing activities	(23,011)	(23,572)

Cash Flows From Investing Activities
Capital expenditures	(22,634)	(17,991)
Decrease in restricted cash	37,909	52,608

Net cash provided by investing activities	15,275	34,617

Net increase in cash and cash equivalents	43,688	23,576
Cash and cash equivalents at beginning of period	59,174	38,501

Cash and cash equivalents at end of period	$102,862	$62,077

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

(Dollars in thousands, except as indicated; Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

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

        During the first quarter of 2003, EME Homer City's marketing affiliate entered into agreements using the capacity of the Homer City facilities to participate in auction revenue rights awarded through PJM to load servicing entities in the second quarter of 2003. The auction revenue rights are applicable to the period of June 1, 2003 through May 31, 2004, and the benefits of such agreements will flow through to EME Homer City. EME Homer City's share of auction revenue rights was $16.5 million, of which $9.6 million has been received by June 30, 2003. Payments for the remaining auction revenue rights are due ratably over the auction year. Revenue related to the auction revenue rights will be recognized on a straight-line basis over the period of the agreements.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$(4,415)	$(4,415)
Current period change	4,239	4,239

Balance at June 30, 2003	$(176)	$(176)

        Unrealized losses on cash flow hedges at June 30, 2003 primarily include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are higher than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, approximately $3.1 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2004.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded a net gain of $3.7 million and a net loss of $3.8 million during the second quarter and six months ended June 30, 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in income (loss) from price risk management in the statement of operations.

Note 3. Changes in Accounting

Adoption of New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 143.    Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, EME Homer City recorded a $958 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

        EME Homer City recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

Initial asset retirement obligation as of January 1, 2003	$3,862
Accretion expense	193

Balance of asset retirement obligation as of June 30, 2003	$4,055

        Had SFAS No. 143 been applied retroactively in the three and six months ended June 30, 2002, it would not have had a material effect upon EME Homer City's results of operations.

        Statement of Financial Accounting Standards No. 146.    Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard had no impact on EME Homer City's financial statements.

        Statement of Financial Accounting Standards Interpretation No. 45.    In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on EME Homer City's financial statements.

        Statement of Financial Accounting Standards Interpretation No. 46.    In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003. The adoption of this standard had no impact on EME Homer City's financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

        Statement of Financial Accounting Standards No. 149.    In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. EME Homer City does not expect that this standard will have a material impact on its financial statements.

Note 4. Commitments and Contingencies

Plant Improvements

        EME Homer City has contracted with a division of ABB Flakt, now Alstom Power, to make environmental capital improvements to its generating units. The contractor was retained to construct a limestone-based, wet scrubber flue gas desulfurization system at Unit 3 and a selective catalytic reduction system at each of the three units. These improvements are expected to enable the Homer City generating units to comply with Phase II of Title IV of the Clean Air Act regarding sulfur oxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the Environmental Protection Agency's State Implementation Plan Call regarding nitrogen oxide emissions. The contract consists of a fixed price, turnkey engineering, procurement and construction contract, including project management costs and other project costs. EME Homer City has spent $292 million related to this contract through June 30, 2003. EME Homer City estimates that an additional $5 million is required to complete the original scope of the project and agreed to change orders during 2003.

        The wet scrubber flue gas desulfurization system on Unit 3 has been installed and is operational. The selective catalytic reduction system on Unit 3 was installed but went out of service on February 10, 2002 due to a collapse of ductwork which caused the entire unit to shut down. Unit 3 was returned to service on April 4, 2002 and operated with the selective catalytic reduction system bypassed until June 19, 2003, when the selective catalytic reduction system was returned to service. EME Homer City believes that the costs to repair the damage will be covered, for the most part, by insurance and the contractual obligations of the contractor. EME Homer City has agreed to share in certain costs for the restoration, such as expediting costs, and currently estimates these costs will not exceed $6 million. EME Homer City recovered $7.7 million under its insurance programs during the first six months of 2003 and may be entitled to additional recovery of business interruption losses, but such determination has not been made or quantified at this time.

        The selective catalytic reduction systems on Units 1 and 2 have also been installed and several improvements were made during 2002 to resolve past operating and structural issues. The contractor re-commissioned these units and the selective catalytic reduction systems for Units 1 and 2 have been operational since April 19, 2003 and May 18, 2003, respectively.

Environmental Matters

        EME Homer City is subject to environmental regulation by federal, state and local authorities in the United States. EME Homer City believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect EME Homer City's financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings that may be initiated by environmental authorities, could affect the costs and the manner in which EME Homer City conducts its business and could cause EME Homer City to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that its financial position and results of operations would not be materially adversely affected.

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

Insurance

        EME Homer City maintains insurance policies that are comparable to those carried by other electric generating facilities of similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $950 million. Under the terms of the participation agreements entered into on December 7, 2001 as part of the sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2004.

        EME Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size.

Guarantees and Indemnities

  Tax Indemnity Agreement

        In connection with the sale-leaseback transaction related to the Homer City facilities, EME Homer City entered into a tax indemnity agreement. Under this tax indemnity agreement, EME Homer City agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under this tax indemnity agreement could be significant. Due to the nature of these obligations under this tax indemnity agreement, EME Homer City cannot determine a maximum potential liability. The indemnity would be triggered by a valid claim from the lessors. EME Homer City has not recorded a liability related to this indemnity.

  Indemnity Provided as Part of the Acquisition of the Homer City Facilities

        In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers against damages, claims and losses arising from environmental liabilities before and after the date of sale as specified in the Asset Purchase Agreement dated August 1, 1998. Edison Mission Energy guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. Payments would be triggered under this indemnity by a claim from the sellers. EME Homer City has not recorded a liability related to this indemnity.

Collective Bargaining Agreement

        In May 2003, EME Homer City reached agreement with the union that represents approximately 74% of its employees on a new collective bargaining agreement covering wages, benefits and working conditions. The new agreement runs from May 14, 2003 to December 31, 2006.

Note 5. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2003	2002
Cash paid for interest	$135,108	$40,691
Cash paid for income taxes	$1,102	$1,959
Non-cash lease financing obligation	$—	$688

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements. These statements are based on EME Homer City Generation L.P.'s (EME Homer City's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth in "—Market Risk Exposures" below, and under "—Risk Factors" in the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2002.

        The Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2002, and as compared to the second quarter and six months ended June 30, 2002. This discussion presumes that the reader has read or has access to the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2002.

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

Related Party Transactions

        During the first quarter of 2003, EME Homer City's marketing affiliate entered into agreements using the capacity of the Homer City facilities to participate in auction revenue rights awarded through PJM to load servicing entities in the second quarter of 2003. The auction revenue rights are applicable to the period of June 1, 2003 through May 31, 2004, and the benefits of such agreements will flow through to EME Homer City. EME Homer City's share of auction revenue rights was $16.5 million, of which $9.6 million has been received by June 30, 2003. Payments for the remaining auction revenue rights are due ratably over the auction year. Revenue related to the auction revenue rights will be recognized on a straight-line basis over the period of the agreements.

Results of Operations

Operating Revenues

        Operating revenues increased $27.5 million and $82.5 million in the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. Energy and capacity sales were made through contracts with EME Homer City's marketing affiliate. The 2003 increases were due to increased generation, primarily resulting from an unplanned outage on Unit 3 and extended outages on Units 1 and 2 during the first two quarters of 2002, and higher energy prices. On February 10, 2002, the ductwork and bypass associated with the selective catalytic reduction system on Unit 3 collapsed causing the entire unit to shut down. Unit 3 returned to service on April 4, 2002 and operated with the selective catalytic reduction system bypassed until June 19, 2003, when it was returned to service. As a result of the Unit 3 ductwork collapse, EME Homer City reviewed the similar structures on Units 1 and 2 and determined that as a precaution it would be appropriate to install additional reinforcement in these structures. The additional reinforcement extended the duration of planned outages for these units, which had been scheduled to end on June 2, 2002. Unit 1 returned to service on June 28, 2002 and Unit 2 returned to service on June 26, 2002.

        EME Homer City generated 3,018 GWhr and 6,648 GWhr of electricity during the second quarter and six months ended June 30, 2003, respectively, compared to generating 2,239 GWhr and 4,934 GWhr of electricity in the corresponding periods of 2002. EME Homer City's availability factor was 76.7% and 56.5% for the second quarters ended June 30, 2003 and 2002, respectively, and 82.8% and 61.8% for the six months ended June 30, 2003 and 2002, respectively. The availability factor is determined by the number of megawatt-hours EME Homer City is available to generate electricity divided by the product of the capacity of the EME Homer City units (in megawatts) and the number of hours in the period. EME Homer City is not available during periods of maintenance, whether planned or unplanned. EME Homer City generally refers to unplanned maintenance as a forced outage. EME Homer City had a forced outage rate of 4.1% and 23.0% during the second quarters and 5.5% and 26.2% during the six months ended June 30, 2003 and 2002, respectively. As described above, EME Homer City's Unit 3 experienced a forced outage during the first quarter of 2002, and Units 1 and 2 experienced extended outages during the second quarter of 2002.

        EME Homer City's average realized energy price was $31.52/MWh and $30.68/MWh during the second quarters of 2003 and 2002, respectively. The average realized energy price was $35.99/MWh and $28.45/MWh during the six months ended June 30, 2003 and 2002, respectively. The increases were due to higher PJM market prices. See "—Market Risk Exposures—Commodity Price Risk" for further discussion of PJM market prices.

        Losses from price risk management activities increased $2.3 million in the six months ended June 30, 2003, compared to the corresponding period of 2002. The six-month period increase was primarily due to ineffectiveness losses that were attributable to increases in the difference between energy prices at the PJM West Hub (where EME Homer City's marketing affiliate enters into forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. During the second quarter ended June 30, 2003, EME Homer City recorded a $3.1 million ineffectiveness gain related to forward energy sales contracts that were settled during the period. The settlements were recognized as a reversal of previously recorded price risk management losses and as a reduction of energy revenues. See "—Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Operating Expenses

        Operating expenses increased $12.2 million and $23.5 million in the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $14.1 million and $27.7 million in the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases were primarily due to increased production; as noted above, operations in the second quarter and first six months of 2002 were adversely affected by outages. The average price of delivered coal per ton was $25.75 and $26.50 during the six months ended June 30, 2003 and 2002, respectively. The change in the average price of delivered coal per ton is primarily due to the changes in the type of coal being used in operations.

        Plant operations costs decreased $1.9 million and $4.2 million in the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The decrease is primarily due to lower maintenance costs in 2003 as compared to 2002 when EME Homer City's units experienced outages, as noted above.

Other Income (Expense)

        Interest expense decreased $4.2 million and $6.2 million in the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. Interest expense primarily relates to the lease financing of the Homer City facilities. Interest expense also includes interest of $10.2 million and $12.5 million in the second quarters ended June 30, 2003 and 2002, respectively, and $21.3 million and $24.6 million in the six months ended June 30, 2003 and 2002, respectively, from EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Benefit for Income Taxes

        EME Homer City had effective income tax benefit rates during the first six months of 2003 and 2002 of 45.1% and 45.4%, respectively. EME Homer City's effective income tax rate varies from the federal statutory rate of 35% due to state income taxes.

Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, EME Homer City recorded a $958 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

Liquidity and Capital Resources

Historical

        At June 30, 2003, EME Homer City had cash and cash equivalents of $102.9 million compared to $59.2 million at December 31, 2002. Net working capital at June 30, 2003 was $(28.7) million compared to $(20.9) million at December 31, 2002.

        Net cash provided by operating activities increased $38.9 million in the first six months of 2003 compared to the corresponding period of 2002. The change is primarily due to lower losses and the timing of cash receipts and disbursements related to working capital items. A portion of the increase is due to accelerated payments for power and advances of a portion of the subsequent month's power from EME Homer City's marketing affiliate in 2003. In 2002, EME Homer City received payment during the month following the delivery of power. The acceleration of payments from EME Homer City's marketing affiliate occurred as a result of an agreement with EME Homer City's owner participant which permits the marketing affiliate to enter into forward energy sales contracts with EME Homer City. See "—Credit Ratings."

        Net cash used in financing activities decreased $0.6 million in the first six months of 2003 compared to the corresponding period of 2002. In 2003, EME Homer City paid down affiliate debt, repaid a portion of its lease financing and received an advance on the lease swap agreement. In 2002, EME Homer City borrowed from its affiliate, repaid a portion of its lease financing and also received an advance on the lease swap agreement.

        Net cash provided by investing activities decreased $19.3 million in the first six months of 2003 compared to the corresponding period of 2002. The decrease is due to a lower amount of restricted cash utilized in 2003 as compared to 2002, partially offset by a slight increase in capital expenditures.

Current

        EME Homer City plans to spend approximately $17.1 million for the remainder of 2003 on capital expenditures. The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. Therefore, part of these expenditures are planned to be funded through additional loans to EME Homer City under its subordinated revolving loan agreement with Edison Mission Finance. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

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

        EME Homer City's bank accounts are largely under the control of a collateral agent that operates in accordance with a security deposit agreement executed as part of the sale-leaseback transaction. Accordingly, EME Homer City's access to most of the cash in its bank accounts is limited to specific uses set forth in this agreement. The rent payments that EME Homer City owes under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1.0 subject to reduction to 1.3 to 1.0 under circumstances specified in the participation agreements. During the 12 months ended June 30, 2003, the senior rent service coverage ratio was 4.32 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

Credit Ratings

        Credit ratings related to the senior unsecured debt of EME and Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy	B2	BB-
Edison Mission Marketing & Trading	Not Rated	BB-

        Moody's Investors Service and Standard & Poor's Rating Service have assigned a negative rating outlook for each of these entities. EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered further. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

        Pursuant to EME Homer City's sale-leaseback documents, a below investment grade credit rating of Edison Mission Marketing & Trading restricts EME Homer City's ability to enter into permitted trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of its facilities. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City currently sells all of the output from its facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that will allow it to enter into such sales, under specified conditions, through December 31, 2004. EME Homer City is permitted to sell the output of its facilities into the PJM market at any time on a spot-market basis.

Market Risk Exposures

        EME Homer City's primary market risk exposures arise from fluctuations in electricity and fuel prices, emission allowances and transmission rights. EME Homer City manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. Electric power generated at the Homer City facilities is sold under bilateral arrangements with domestic utilities and power marketers pursuant to transactions with terms of two years or less, or to the PJM or

NYISO. These pools have short-term markets which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

Commodity Price Risk

        EME Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity, emission credits and ancillary services in the PJM, NYISO and other competitive markets. The following table depicts the average market prices per megawatt-hour in PJM during the first six months of 2003 and 2002:

	24-Hour PJM Historical Energy Prices*
	2003	2002
January	$36.56	$20.52
February	46.13	20.62
March	46.85	24.27
April	35.35	25.68
May	32.29	21.98
June	27.26	24.98

Six-Month Average	$37.41	$23.01

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly prices provided on the PJM-ISO web-site.

        As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first six months of 2003 were significantly higher than the average historical market prices during the first six months of 2002. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

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

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP) has the effect of raising prices at those delivery points affected by transmission congestion. During the past 12 months, an increase in transmission congestion at delivery points east of the Homer City facilities has resulted in prices at the PJM West Hub (which includes delivery points east of the Homer City facilities) being higher than those at the Homer City busbar. Thus, while forward prices at PJM West Hub have historically been higher than the prices at the Homer City busbar by less than 5%, increased congestion during the last 12 months at delivery points east of the Homer City facilities has resulted in prices at PJM West Hub being on average 10% higher than those at the Homer City busbar.

        By entering into forward contracts using the PJM West Hub as the delivery point, EME Homer City is exposed to "basis risk," which occurs when forward contracts are executed on a different basis (in this case PJM West Hub) than the actual point of delivery (Homer City busbar). In order to mitigate basis risk resulting from forward contracts using PJM West Hub as the delivery point, EME Homer City's marketing affiliate has participated in purchasing firm transmission rights in PJM, and may continue to do so in the future. A firm transmission right provides the holder with a financial instrument to receive actual spot prices at one point of delivery and pay spot prices at another point of delivery. Accordingly, the marketing affiliate's price risk management activities include using firm transmission rights alone or in combination with forward contracts to manage the risks associated with changes in prices within the PJM market.

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2003:

24-Hour PJM West Forward Energy Prices*
2003
July	$44.17
August	45.90
September	36.18
October	34.17
November	33.12
December	34.57
2004 Calendar "strip"(1)	34.34

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the PJM West Hub delivery point. (Forward prices at PJM West are generally higher than the prices at the Homer City busbar.)

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

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities (in thousands).

	June 30, 2003	December 31, 2002
Commodity price:
Electricity contracts	$(4,803)	$(9,284)
Other	—	(301)

Total fair value	$(4,803)	$(9,585)

        In assessing the fair value of EME Homer City's derivative financial instruments, it uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME Homer City's commodity risk management assets and liabilities as of June 30, 2003 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(4,803)	$(12,047)	$7,244	$—	$—

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

Environmental Matters and Regulations

        For a discussion of EME Homer City's environmental matters, refer to "Environmental Matters and Regulations" on page 36 of EME Homer City's annual report on Form 10-K for the fiscal year ended December 31, 2002 and the notes to the Financial Statements set forth therein. There have been no other significant developments with regard to environmental matters that affect disclosures presented in the annual report, except as follows.

        On July 25, 2003, the Environmental Protection Agency announced that it will reopen certain aspects of its December 31, 2002 "new source review" regulation in response to petitions from environmental groups and state and local governments challenging aspects of the rule. The Environmental Protection Agency denied a request to stay implementation of the rule pending reconsideration.

        A federal court ruled on August 7, 2003 that Ohio Edison Company violated provisions of the federal Clean Air Act by upgrading seven aging coal-fired power plants located at one site without obtaining the necessary preconstruction permits under the new source review program. This decision is currently being reviewed by EME Homer City to assess what implications, if any, the decision would have on EME Homer City, its assets or operations.

Critical Accounting Policies and Estimates

        For a discussion of EME Homer City's critical accounting policies and estimates, refer to "Critical Accounting Policies and Estimates" on page 22 of EME Homer City's annual report on Form 10-K for the fiscal year ended December 31, 2002.

New Accounting Standards

Adoption of New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 143.    Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, EME Homer City recorded a $958 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

        Statement of Financial Accounting Standards No. 146.    Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard had no impact on EME Homer City's financial statements.

        Statement of Financial Accounting Standards Interpretation No. 45.    In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on EME Homer City's financial statements.

        Statement of Financial Accounting Standards Interpretation No. 46.    In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003. The adoption of this standard had no impact on EME Homer City's financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

        Statement of Financial Accounting Standards No. 149.    In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of

Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. EME Homer City does not expect that this standard will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 29 of EME Homer City's annual report on Form 10-K for the fiscal year ended December 31, 2002. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        EME Homer City's management, with the participation of the partnership's principal executive officer and principal financial officer, has evaluated the effectiveness of EME Homer City's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, EME Homer City's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

        There have not been any changes in EME Homer City's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K

Date of Report	Date Filed	Item Reported
May 14, 2003	May 15, 2003	5

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ Kevin M. Smith Kevin M. Smith Director, Vice President and Treasurer
Date:	August 13, 2003

QuickLinks

TABLE OF CONTENTS
  PART I— FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
EME HOMER CITY GENERATION L.P. STATEMENTS OF OPERATIONS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2003 (Dollars in thousands, except as indicated; Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES