Form 10-Q
period 2003-09-30
EME HOMER CITY GENERATION LP
filed 2003-11-14
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

        Number of shares outstanding of the registrant's Common Stock as of November 14, 2003: Not applicable.

TABLE OF CONTENTS

		Page
	PART I—Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	24
	PART II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	25
	Signatures	26

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

STATEMENTS OF INCOME (LOSS)

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenues from Marketing Affiliate
Capacity revenues	$11,265	$9,624	$21,561	$35,993
Energy revenues	138,353	109,010	379,424	249,223
Income (loss) from price risk management	7,114	(623)	4,224	(1,202)

Total operating revenues	156,732	118,011	405,209	284,014

Operating Expenses
Fuel	50,774	43,700	139,260	104,509
Plant operations	14,901	15,576	65,516	70,375
Depreciation and amortization	16,645	15,453	47,816	46,403
Administrative and general	1,459	982	3,696	3,434

Total operating expenses	83,779	75,711	256,288	224,721

Operating income	72,953	42,300	148,921	59,293

Other Income (Expense)
Interest and other income	29	533	923	1,787
Interest expense	(39,115)	(42,637)	(118,092)	(127,790)

Total other expense	(39,086)	(42,104)	(117,169)	(126,003)

Income (loss) before income taxes and accounting change	33,867	196	31,752	(66,710)
Provision (benefit) for income taxes	15,259	(92)	14,306	(30,490)

Income (Loss) Before Accounting Change	18,608	288	17,446	(36,220)
Cumulative effect of change in accounting, net of tax (Note 3)	—	—	(958)	—

Net Income (Loss)	$18,608	$288	$16,488	$(36,220)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income (Loss)	$18,608	$288	$16,488	$(36,220)
Other comprehensive income (expense), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense of $5,562 for the nine months ended September 30, 2002	—	—	—	6,357
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $5,875 and $(2,515) for the three months and $(206) and $1,098 for the nine months ended September 30, 2003 and 2002, respectively	7,164	(2,875)	(251)	1,255
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(1,563) and $(616) for the three months and $(11,120) and $3,308 for the nine months ended September 30, 2003 and 2002, respectively	1,906	704	13,560	(3,781)

Other comprehensive income (loss)	9,070	(2,171)	13,309	3,831

Comprehensive Income (Loss)	$27,678	$(1,883)	$29,797	$(32,389)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS

(In thousands, Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$137,605	$59,174
Fuel inventory	17,446	27,257
Spare parts inventory	24,452	24,159
Deposits under lease swap agreement	—	67,098
Assets under price risk management	20,148	—
Other current assets	14,601	4,511

Total current assets	214,252	182,199

Property, Plant and Equipment	2,102,726	2,069,603
Less accumulated depreciation and amortization	148,337	99,997

Net property, plant and equipment	1,954,389	1,969,606

Deferred taxes	—	18,747
Restricted cash	40,000	77,909

Total Assets	$2,208,641	$2,248,461

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS

(In thousands, Unaudited)

	September 30, 2003	December 31, 2002
Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$3,351	$3,446
Accrued liabilities	34,125	17,341
Due to affiliates	38,112	18,579
Interest payable	56,742	41,740
Interest payable to affiliates	10,129	52,703
Advances under lease swap agreement	18,685	—
Liabilities under price risk management	1,329	9,585
Current portion of lease financing	29,597	59,723

Total current liabilities	192,070	203,117

Long-term debt to affiliate	498,975	554,299
Lease financing, net of current portion	1,397,430	1,426,961
Deferred taxes	6,911	—
Benefit plans and other	37,135	19,258

Total Liabilities	2,132,521	2,203,635

Commitments and Contingencies (Note 4)
Partners' Equity	76,120	44,826

Total Liabilities and Partners' Equity	$2,208,641	$2,248,461

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY

(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2002	$43,960	$866	$44,826
Net income	16,472	16	16,488
Non-cash contribution	1,496	1	1,497
Other comprehensive income	13,296	13	13,309

Balance at September 30, 2003	$75,224	$896	$76,120

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities
Net income (loss)	$16,488	$(36,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,816	46,403
Non-cash contribution of services	1,497	1,667
Deferred taxes	26,448	(26,242)
Cumulative effect of change in accounting, net of tax	958	—
Increase in due to/from affiliates	19,533	(15,022)
(Increase) decrease in inventory	9,518	(2,526)
Increase in other assets	(10,090)	(2,311)
Decrease in accounts payable	(95)	(683)
Increase in accrued liabilities	16,784	5,760
Increase (decrease) in interest payable	(27,572)	86,920
Increase in other liabilities	13,734	933
Increase in net assets under price risk management	(15,095)	(2,150)

Net cash provided by operating activities	99,924	56,529

Cash Flows From Financing Activities
Advances under lease swap agreement	85,783	54,141
Borrowings on long-term obligations from affiliates	20,966	20,585
Repayments of debt obligations from affiliates	(76,290)	—
Repayments of lease financing	(59,657)	(91,534)
Financing costs	—	(283)

Net cash used in financing activities	(29,198)	(17,091)

Cash Flows From Investing Activities
Capital expenditures	(30,204)	(24,092)
Decrease in restricted cash	37,909	52,608

Net cash provided by investing activities	7,705	28,516

Net increase in cash and cash equivalents	78,431	67,954
Cash and cash equivalents at beginning of period	59,174	38,501

Cash and cash equivalents at end of period	$137,605	$106,455

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Dollars in thousands, except as indicated; Unaudited)

Note 1.    General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

        During the first quarter of 2003, EME Homer City's marketing affiliate entered into agreements using the capacity of the Homer City facilities to participate in auction revenue rights awarded through the Pennsylvania-New Jersey-Maryland Power Pool, or PJM, to load servicing entities. The auction revenue rights are applicable to the period of June 1, 2003 through May 31, 2004, and the benefits of such agreements will flow through to EME Homer City. EME Homer City's share of auction revenue rights was $16.5 million, of which $11.5 million has been received by September 30, 2003. Payments for the remaining auction revenue rights are due ratably over the auction year. Revenue related to the auction revenue rights are recognized on a straight-line basis over the period of the agreements.

Note 2.    Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(4,415)	$(4,415)
Current period change	13,309	13,309

Balance at September 30, 2003	$8,894	$8,894

        Unrealized gains on cash flow hedges at September 30, 2003 primarily include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These gains arise because current forecasts of future electricity prices are lower than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, approximately $3.0 million, after tax, of the net unrealized gains on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that when the hedged items are recognized in earnings, the net unrealized gains associated with them will be offset. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2004.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains of $7.3 million and $3.5 million during the third quarter and nine months ended September 30, 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in income (loss) from price risk management in the income statement.

Note 3.    Changes in Accounting

Adoption of New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 143.    Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for a legal asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, EME Homer City recorded a $958 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

        EME Homer City recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

Initial asset retirement obligation as of January 1, 2003	$3,862
Accretion expense	289

Balance of asset retirement obligation as of September 30, 2003	$4,151

        Had SFAS No. 143 been applied retroactively in the three and nine months ended September 30, 2002, it would not have had a material effect upon EME Homer City's results of operations.

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

        Statement of Financial Accounting Standards No. 149.    In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. The adoption of this standard had no impact on EME Homer City's financial statements.

        Statement of Financial Accounting Standards Interpretation No. 45.    In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on EME Homer City's financial statements. See disclosure regarding guarantees and indemnities in Note 4—Commitments and Contingencies.

Accounting Pronouncements Issued But Not Yet Adopted

        Emerging Issues Task Force No. 03-11.    In July 2003, the EITF reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes." EITF Issue No. 03-11 provides guidance on whether realized gains and losses on derivative contracts should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," should be considered. Gains and losses on non-trading derivative instruments are recognized in income (loss) from price risk management in the accompanying income statements. The consensus is effective prospectively for EME Homer City transactions or arrangements entered into or modified after September 30, 2003.

        Statement of Financial Accounting Standards Interpretation No. 46.    In January 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003. Effective October 9, 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46-6, "Effective Date of Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities." This interpretation delays the effective date for applying the provisions of FIN 46 to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003 until the end of the first interim or annual period ended after December 15, 2003. EME Homer City does not expect that this standard will have a material impact on its financial statements.

Note 4.    Commitments and Contingencies

Plant Improvements

        EME Homer City contracted with a division of ABB Flakt, now Alstom Power, to make environmental capital improvements to its generating units. The contractor was retained to construct a limestone-based, wet scrubber flue gas desulfurization system at Unit 3 and a selective catalytic reduction system at each of the three units. These improvements were intended to enable the Homer City generating units to comply with Phase II of Title IV of the federal Clean Air Act regarding sulfur oxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the United States Environmental Protection Agency's State Implementation Plan Call regarding nitrogen oxide emissions. The contract consists of a fixed price, turnkey engineering, procurement and construction contract, including project management costs and other project costs. EME Homer City has spent $297 million related to this contract through September 30, 2003, which concludes the capital requirements for the project.

        The wet scrubber flue gas desulfurization system on Unit 3 has been installed and is operational. The selective catalytic reduction system on Unit 3 was installed but went out of service on February 10,

2002 due to a collapse of ductwork which caused the entire unit to shut down. Unit 3 was returned to service on April 4, 2002 and operated with the selective catalytic reduction system bypassed until June 19, 2003, when the selective catalytic reduction system was returned to service. EME Homer City believes that the costs to repair the damage will be covered, for the most part, by insurance and the contractual obligations of the contractor. EME Homer City recovered $15.2 million under its insurance programs during the first nine months of 2003 and has an additional $8.9 million recorded as a receivable at September 30, 2003. EME Homer City may be entitled to additional recovery of business interruption losses, but such determination has not been made or quantified at this time.

        The selective catalytic reduction systems on Units 1 and 2 have also been installed and several improvements were made during 2002 and 2003 to resolve past operating and structural issues. The contractor re-commissioned these units and the selective catalytic reduction systems for Units 1 and 2 have been operational since April 19, 2003 and May 18, 2003, respectively.

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

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a new project or modification of an existing project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If EME Homer City fails to comply with applicable environmental laws, it may be subject to penalties and fines imposed against EME Homer City by regulatory authorities.

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

Guarantees and Indemnities

  Tax Indemnity Agreements

        In connection with the sale-leaseback transaction related to the Homer City facilities, EME Homer City and EME entered into tax indemnity agreements. Under these tax indemnity agreements, EME Homer City and EME agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of the obligations under these tax indemnity agreements, EME Homer City cannot determine a maximum potential liability. The indemnities would be triggered by a valid claim from the lessors. EME Homer City has not recorded a liability related to these indemnities.

  Indemnity Provided as Part of the Acquisition of the Homer City Facilities

        In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to environmental liabilities before and after the date of sale as specified in the Asset Purchase Agreement dated August 1, 1998. Edison Mission Energy guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. Payments would be triggered under this indemnity by a claim from the sellers. EME Homer City has not recorded a liability related to this indemnity.

Collective Bargaining Agreement

        In May 2003, EME Homer City reached agreement with the union that represents approximately 75% of its employees on a new collective bargaining agreement covering wages, benefits and working conditions. The new agreement runs from May 14, 2003 to December 31, 2006.

Note 5.    Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2003	2002
Cash paid for interest	$145,374	$39,462
Cash paid for income taxes	$3,248	$1,959
Non-cash lease financing obligation	$—	$688

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

        The Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2002, and as compared to the third quarter and nine months ended September 30, 2002. This discussion presumes that the reader has read or has access to the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2002.

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

Related Party Transactions

        During the first quarter of 2003, EME Homer City's marketing affiliate entered into agreements using the capacity of the Homer City facilities to participate in auction revenue rights awarded through PJM to load servicing entities. The auction revenue rights are applicable to the period of June 1, 2003 through May 31, 2004, and the benefits of such agreements will flow through to EME Homer City. EME Homer City's share of auction revenue rights was $16.5 million, of which $11.5 million has been received by September 30, 2003. Payments for the remaining auction revenue rights are due ratably over the auction year. Revenue related to the auction revenue rights are recognized on a straight-line basis over the period of the agreements.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Statistics
Generation (in GWhr)	4,042	3,477	10,690	8,411
Availability(1)	97.6%	89.1%	87.8%	71.0%
Forced outage rate(2)	2.1%	10.8%	4.3%	20.4%
Average realized energy price/MWh	$34.57	$31.24	$35.46	$29.68
Capacity revenues (in millions)	$11	$10	$22	$36

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
The forced outage rate is generally referred to as unplanned maintenance.

Operating Revenues

        Operating revenues increased $38.7 million and $121.2 million in the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. Energy and capacity sales were made through contracts with EME Homer City's marketing affiliate. The 2003 increases were due to increased generation and higher energy prices. See "—Market Risk Exposures—Commodity Price Risk" for further discussion of PJM market prices. The nine-month period increase in generation primarily resulted from an unplanned outage on Unit 3 and extended outages on Units 1 and 2 during the first two quarters of 2002. On February 10, 2002, the ductwork and bypass associated with the selective catalytic reduction system on Unit 3 collapsed causing the entire unit to shut down. Unit 3 returned to service on April 4, 2002 and operated with the selective catalytic reduction system bypassed until June 19, 2003, when it was returned to service. As a result of the Unit 3 ductwork collapse, EME Homer City reviewed the similar structures on Units 1 and 2 and determined that as a precaution it would be appropriate to install additional reinforcement in these structures. The additional reinforcement extended the duration of planned outages for these units, which had been scheduled to end on June 2, 2002. Unit 1 returned to service on June 28, 2002 and Unit 2 returned to service on June 26, 2002.

        Income from price risk management activities increased $7.7 million and $5.4 million in the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. A portion of the increases was due to ineffectiveness gains that were attributable to decreases in the difference between energy prices at the PJM West Hub (where EME Homer City's marketing affiliate enters into forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. In addition, EME Homer City recognized ineffectiveness gains related to forward energy sales contracts that were settled during the third quarter and nine-month periods. The settlements were recognized as a reversal of previously recorded price risk management losses and as a reduction of energy revenues. See "—Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Operating Expenses

        Operating expenses increased $8.1 million and $31.6 million in the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $7.1 million and $34.8 million in the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The increases were primarily due to increased generation. The nine-month period increase in generation was primarily due to outages experienced during the first half of 2002. The average price of delivered coal per ton was $25.70 and $26.20 during the nine months ended September 30, 2003 and 2002, respectively. The change in the average price of delivered coal per ton is primarily due to the changes in the type of coal being used in operations.

        Plant operations costs decreased $0.7 million and $4.9 million in the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The nine-month period decrease is primarily due to lower maintenance costs in 2003 as compared to 2002 when EME Homer City's units experienced outages.

Other Income (Expense)

        Interest expense decreased $3.5 million and $9.7 million in the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. Interest expense primarily relates to the lease financing of the Homer City facilities. Interest expense also includes interest of $10.1 million and $12.7 million in the third quarters ended September 30, 2003 and 2002, respectively, and $31.4 million and $37.3 million in the nine months ended September 30, 2003 and 2002, respectively, from EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

        EME Homer City had effective income tax rates during the first nine months of 2003 and 2002 of 45.1% and (45.7)%, respectively. EME Homer City's effective income tax rate varies from the federal statutory rate of 35% due to state income taxes.

Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for a legal asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, EME Homer City recorded a $958 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

Liquidity and Capital Resources

Historical

        At September 30, 2003, EME Homer City had cash and cash equivalents of $137.6 million compared to $59.2 million at December 31, 2002. Net working capital at September 30, 2003 was $22.2 million compared to $(20.9) million at December 31, 2002.

        Net cash provided by operating activities increased $43.4 million in the first nine months of 2003 compared to the corresponding period of 2002. The change is primarily due to income in 2003 versus losses in 2002 and the timing of cash receipts and disbursements related to working capital items. A portion of the increase is due to accelerated payments for power and advances of a portion of the subsequent month's power from EME Homer City's marketing affiliate in 2003. In 2002, EME Homer City received payment during the month following the delivery of power. The acceleration of payments from EME Homer City's marketing affiliate occurred as a result of an agreement with EME Homer City's owner participant which permits the marketing affiliate to enter into forward energy sales contracts with EME Homer City. See "—Credit Ratings." The increases in operating cash flow were partially offset by payments of interest to EME Homer City's affiliate.

        Net cash used in financing activities increased $12.1 million in the first nine months of 2003 compared to the corresponding period of 2002. In 2003, EME Homer City had a net paydown of affiliate debt, repaid a portion of its lease financing and received an advance on the lease swap agreement. In 2002, EME Homer City borrowed from its affiliate, repaid a portion of its lease financing and also received an advance on the lease swap agreement.

        Net cash provided by investing activities decreased $20.8 million in the first nine months of 2003 compared to the corresponding period of 2002. The decrease is due to a lower amount of restricted cash utilized in 2003 as compared to 2002, partially offset by a slight increase in capital expenditures.

Current

        EME Homer City plans to spend approximately $7.5 million for the remainder of 2003 on capital expenditures. The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. Therefore, part of these expenditures are planned to be funded through additional loans to EME Homer City under its subordinated revolving loan agreement with Edison Mission Finance. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

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

Accordingly, EME Homer City's access to most of the cash in its bank accounts is limited to specific uses set forth in this agreement. The rent payments that EME Homer City owes under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1.0 subject to reduction to 1.3 to 1.0 under circumstances specified in the participation agreements. During the 12 months ended September 30, 2003, the senior rent service coverage ratio was 4.53 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

Distributions to Edison Mission Energy

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction (in millions):

	Nine Months Ended September 30,
	2003		2002
Payment of interest	$74.0		$—
Payment of principal	76.3		—

Total payments	$150.3	*	$—

*
Includes $48.5 million from additional cash on hand due to accelerated payments received from Edison Mission Marketing & Trading, EME Homer City's marketing affiliate.

Credit Ratings

        Credit ratings related to the senior unsecured debt of EME and the corporate credit rating of Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy	B2	B
Edison Mission Marketing & Trading	Not Rated	B

        On October 28, 2003, Standard & Poor's Ratings Service downgraded the credit rating of the pass-through bonds related to the sale-leaseback of the Homer City facilities (to BB from BBB-). Standard & Poor's also lowered the credit ratings on EME Homer City's indirect parent, EME, (senior unsecured debt to B from BB-) and on Edison Mission Marketing & Trading (corporate credit rating to B from BB-). Standard & Poor's placed the ratings of all of these entities on CreditWatch with negative implications. Moody's Investors Service has assigned a negative rating outlook for EME.

        These ratings actions did not trigger any defaults or prepayment obligations of EME Homer City. EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered further. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

        Pursuant to EME Homer City's sale-leaseback documents, a below investment grade credit rating of Edison Mission Marketing & Trading restricts EME Homer City's ability to enter into permitted trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of its facilities. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City currently sells all of the output from its facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that will allow it to enter into such sales, under specified conditions, through December 31, 2004. EME Homer City continues to be in compliance with the terms of the consent, although as a result of the recent downgrade of Edison Mission Marketing & Trading's corporate credit rating to B from BB-, the consent is now revocable. The owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future. Revocation of the consent would not affect trades between Edison Mission Marketing & Trading and EME Homer City that had been entered into while the consent was still in effect. EME Homer City is permitted to sell the output of its facilities into the PJM market at any time on a spot-market basis.

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

Commodity Price Risk

        EME Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity, emission credits and ancillary services in the PJM, NYISO and other competitive markets. The following table depicts the average market prices per megawatt-hour in PJM during the first nine months of 2003 and 2002:

	24-Hour PJM Historical Energy Prices*
	2003	2002
January	$36.56	$20.52
February	46.13	20.62
March	46.85	24.27
April	35.35	25.68
May	32.29	21.98
June	27.26	24.98
July	36.55	30.01
August	39.27	30.40
September	28.71	29.00

Nine-Month Average	$36.55	$25.27

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly prices provided on the PJM-ISO web-site.

        As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first nine months of 2003 were higher than the average historical market prices during the first nine months of 2002, although in September of each year the power prices were similar. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

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

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP) has the effect of raising prices at those delivery points affected by transmission congestion. During the past 12 months, an increase in transmission congestion at delivery points east of the Homer City facilities has resulted in prices at the PJM West Hub (which includes delivery points east of the Homer City facilities) being higher than those at the Homer City busbar. Thus, while forward prices at PJM West Hub have historically been higher than the prices at the Homer City busbar by less than 5%, increased congestion during the last 12 months at delivery points east of the Homer City facilities has resulted in prices at PJM West Hub being on average 8% higher than those at the Homer City busbar.

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2003:

24-Hour PJM West Forward Energy Prices*
2003
October	$30.82
November	28.82
December	32.27
2004 Calendar "strip"(1)	32.84

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

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities. The substantial change in fair value of electricity contracts is attributable to the decline in average market prices to below contracted prices during September, which is the valuation date, causing the fair value of the contracts to become assets instead of liabilities.

	September 30, 2003	December 31, 2002
	(in thousands)
Commodity price:
Electricity contracts	$18,819	$(9,284)
Other	—	(301)

Total fair value	$18,819	$(9,585)

        In assessing the fair value of EME Homer City's derivative financial instruments, it uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME Homer City's commodity risk management assets and liabilities as of September 30, 2003 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$18,819	$6,901	$11,918	$—	$—

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

        A federal district court, ruling on a lawsuit filed by the United States Environmental Protection Agency, or EPA, found on August 7, 2003 that the Ohio Edison Company violated requirements of the new source review, or NSR, program within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary preconstruction permits. On August 26, 2003, another federal district court, ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects.

        In addition, however, the EPA, on October 27, 2003, issued its final rule (effective December 26, 2003) revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This regulation may mitigate some or all of the potential impact of the Ohio Edison decision, particularly as to future repair and replacement projects.

        Both recent judicial decisions and the newly issued regulation are currently under review by EME Homer City to assess what implications, if any, they will have on the operation of its power plant or on its results of operations or financial position.

Critical Accounting Policies and Estimates

        For a discussion of EME Homer City's critical accounting policies and estimates, refer to "Critical Accounting Policies and Estimates" on page 22 of EME Homer City's annual report on Form 10-K for the fiscal year ended December 31, 2002.

New Accounting Standards

Adoption of New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 143.    Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for a legal asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, EME Homer City recorded a $958 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

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

        Statement of Financial Accounting Standards No. 149.    In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. The adoption of this standard had no impact on EME Homer City's financial statements.

        Statement of Financial Accounting Standards Interpretation No. 45.    In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on EME Homer City's financial statements. See disclosure regarding guarantees and indemnities in Note 4—Commitments and Contingencies.

Accounting Pronouncements Issued But Not Yet Adopted

        Emerging Issues Task Force No. 03-11.    In July 2003, the EITF reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes." EITF Issue No. 03-11 provides guidance on whether realized gains and losses on derivative contracts should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," should be considered. Gains and losses on non-trading derivative instruments are recognized in income (loss) from price risk management in the accompanying income statements. The consensus is effective prospectively for EME Homer City transactions or arrangements entered into or modified after September 30, 2003.

        Statement of Financial Accounting Standards Interpretation No. 46.    In January 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003. Effective October 9, 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46-6, "Effective Date of Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities." This interpretation delays the effective date for applying the provisions of FIN 46 to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003 until the end of the first interim or annual period ended after December 15, 2003. EME Homer City does not expect that this standard will have a material impact on its financial statements.

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

(b)   Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ Kevin M. Smith Kevin M. Smith Director, Vice President and Treasurer
Date:	November 14, 2003

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
EME HOMER CITY GENERATION L.P. STATEMENTS OF INCOME (LOSS) (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (Dollars in thousands, except as indicated; Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES