Form 10-K
period 2003-12-31
EME HOMER CITY GENERATION LP
filed 2004-03-15
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 333-92047-03

EME Homer City Generation L.P.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation ororganization)	33-0826938 (I.R.S. Employer Identification No.)
1750 Power Plant Road Homer City, Pennsylvania (Address of principal executive offices)	15748 (Zip Code)
Registrant's telephone number, including area code: (724) 479-9011
Securities registered pursuant to Section 12(b) of the Act:
None	Not Applicable
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
 8.137% Senior Secured Bonds due 2019
8.734% Senior Secured Bonds due 2026
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of June 27, 2003: $0. Number of shares outstanding of the registrant's Common Stock as of March 10, 2004: Not applicable.

i

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

        EME Homer City derives revenue from the sale of energy, capacity and ancillary services into the Pennsylvania-New Jersey-Maryland Power Pool, or PJM, and the New York Independent System Operator, or NYISO, and from bilateral contracts with power marketers and load serving entities within PJM and NYISO. EME Homer City has entered into a contract with a marketing affiliate for the sale of energy, capacity and ancillary services from the Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure.

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

        EME and Edison International each are registered with the Securities and Exchange Commission and have financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding each of these companies, see their respective annual report on Form 10-K for the year ended December 31, 2003.

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

  •
  supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes in the wholesale markets to which the EME Homer City generating units have access;

  •
  competition from other power plants, including new plants and technologies that may be developed in the future;

  •
  the ability to obtain sufficient collateral in support of its forward sales of energy and purchases of fuel;

  •
  operating risks, including equipment failure, availability, heat rate and output;

  •
  the cost and availability of fuel and fuel transportation services;

  •
  the cost and availability of transmission services;

  •
  the cost and availability of required emissions allowances; and

  •
  weather, natural disasters and other unforeseen events.

        Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this annual report and in the Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that appear in Part II of this annual report. Readers are urged to read this entire annual report and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business. The information contained in this annual report is subject to change without notice, and EME Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME Homer City with the Securities and Exchange Commission.

Description of Business

Industry Overview

        The United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant change over the last several years, leading to significant deregulation and increased competition. The Federal Energy Regulatory Commission, or the FERC, under Order No. 888 and Order No. 889, which are referred to as the Open Access Rules, requires the owners and operators of electric transmission facilities subject to the FERC's jurisdiction to make those facilities available for transmission on a non-discriminatory basis to all wholesale generators, sellers and buyers of electricity. In addition to this wholesale transmission throughout the United States, there have been a number of programs adopted at the state level to allow retail customers to choose their electricity suppliers, with incumbent utilities required to deliver that electricity over their transmission and distribution systems. Numerous electric utilities nationwide have divested all or a portion of their electricity generation business as legislative and regulatory developments have driven the industry to disaggregate. EME Homer City operates as a competitive electric generator (sometimes called "merchant generator") in deregulated domestic power markets.

Overview of Facilities Under Lease

        The Homer City facilities are located on a 2,413-acre site approximately 45 miles northeast of Pittsburgh within Indiana County, Pennsylvania. EME Homer City owns a fee interest in the land and leases the facilities pursuant to a sale-leaseback transaction completed in December 2001. The Homer City facilities consist of the generating units, a coal cleaning facility, water supply provided by a reservoir known as Two Lick Dam and associated support facilities. The Homer City generating units benefit from direct transmission access to both PJM and NYISO through four high voltage lines which interconnect through a switchyard located on the site.

        The Homer City units are coal-fired boilers and steam turbine-generator units. Units 1 and 2, which are essentially identical to one another, were constructed as positive pressure units, which utilize boilers with internal air pressure slightly higher than atmospheric pressure, and were placed into commercial operation in 1969. Units 1 and 2 were converted to balanced draft units, which utilize boilers with internal air pressure balanced at approximately atmospheric pressure, in 1976 and 1977, respectively. Unit 1 has an installed capacity of 620 MW, and Unit 2 has an installed capacity of 614 MW. The steam turbine-generators for Units 1 and 2 were manufactured by Westinghouse Electric Corporation, and the boilers for these units were manufactured by Foster Wheeler Energy Corporation. The Unit 1 and 2 boilers have been retrofitted with Foster Wheeler dual air register and internal flame staging low nitrogen oxide burners to meet Phase I nitrogen oxide Clean Air Act standards. In addition, both boilers have supplemental over-fired air systems to further reduce nitrogen oxide emissions to satisfy Pennsylvania Title I (ozone) requirements. In 2000, selective catalytic reduction units were installed on Units 1 and 2 for further reduction of nitrogen oxide emissions. Several improvements have been made during 2002 and 2003 to resolve past operating and structural issues. The contractor re-commissioned these units and the selective catalytic reduction systems for Units 1 and 2 have been operational since April 19, 2003 and May 18, 2003, respectively.

        Unit 3 commenced commercial operation in 1977 and has an installed capacity of 650 MW. The steam turbine and generator for Unit 3 were manufactured by General Electric Corporation, and the Unit 3 boiler was manufactured by Babcock & Wilcox. The boiler for Unit 3 was originally constructed with Babcock & Wilcox low nitrogen oxide burners which satisfied Phase I nitrogen oxide Clean Air Act standards, and a supplemental over-fired air system was installed in 1995 at Unit 3 to further reduce nitrogen oxide emissions. In 2001, a wet scrubber flue gas desulfurization system was installed on Unit 3. Also in 2001, a selective catalytic reduction system was installed on Unit 3 but went out of service on February 10, 2002 due to a collapse of ductwork. Unit 3 operated with the selective catalytic reduction system bypassed until June 19, 2003, when the selective catalytic reduction system was returned to service. These improvements are expected to enable the Homer City generating units to comply with Phase II of Title IV of the Clean Air Act regarding sulfur oxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the Environmental Protection Agency's State Implementation Plan Call regarding nitrogen oxide emissions.

Emission Allowances

        Emission allowances were acquired by EME Homer City as part of the acquisition of the facilities. Emission allowances are required by local environmental authorities in order for the Homer City facilities to be certified and are required to be maintained throughout the period of operation of the facilities. EME Homer City purchases additional emission allowances when necessary to meet environmental regulations and sells emission allowances when it has more than necessary to meet environmental regulations.

Power Markets

PJM

        The Pennsylvania-New Jersey-Maryland Power Pool, or PJM, is the largest centrally dispatched electric control area in North America, consisting of over 660 generating units with a total installed capacity of approximately 70,000 MW. PJM serves approximately 10% of the United States population and covers portions of Pennsylvania, New Jersey, Maryland, Delaware, the District of Columbia and Virginia. PJM was restructured in April 1997 into a limited liability company which operates a competitive, non-discriminatory market in response to the Open Access Rules and includes bid-based energy and capacity markets. The independent system operator for the PJM operates the wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on Locational Marginal Pricing ("LMP") which establishes hourly prices at specific locations throughout PJM. LMP is determined by considering factors including generator bids, load requirements, transmission congestion and losses. PJM requires all Load Serving Entities ("LSE") to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM determines the amount of capacity available from each specific generator and operates capacity markets including next day, monthly and planning periods. PJM's capacity markets have a single market-clearing price. LSEs and generators may participate in PJM's capacity markets or transact capacity on a bilateral basis.

NYISO

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

        Subject to PJM transmission availability and reliability considerations, EME Homer City can transmit up to 1,884 MW from its generating units into NYISO and can deliver up to 1,884 MW into PJM. EME Homer City does not incur any access or wheeling charges for any energy delivered into PJM.

Fuel Supply

Fuel Supply for Units 1 and 2

        Units 1 and 2 typically consume approximately 3.3 million tons of mid-range sulfur coal per year. Approximately 90% to 95% of this coal is obtained under contracts with suppliers within approximately 100 miles of the Homer City facilities extending through 2007, and the remainder is purchased in the spot market. All of this coal is delivered to the site by truck. The raw coal purchased for consumption by Units 1 and 2 is cleaned in the Homer City coal cleaning facility, which has the capacity to clean up to 5 million tons of coal per year. The Homer City coal cleaning facility utilizes heavy media cyclones, froth flotation and spiral separators to reduce the ash and sulfur content of the raw coal to meet both combustion and environmental requirements. The Homer City coal cleaning facility is operated by Homer City Coal Processing Corporation under a coal cleaning agreement that expires December 31, 2005 and which may be extended for up to two additional years. Under the terms of the agreement, EME Homer City is obligated to reimburse Homer City Coal Processing Corporation for the actual costs incurred in the operation and maintenance of the coal cleaning plant, a fixed general and administrative service fee and an operating fee.

Fuel Supply for Unit 3

        Unit 3 consumes approximately 2 million tons of coal per year. EME Homer City purchases the majority of its Unit 3 coal from local suppliers under long-term contracts extending through 2006. All coal purchased for Unit 3 is delivered to the site by truck. A wet scrubber flue gas desulfurization system for Unit 3 was installed in 2001, which enables this unit to be able to burn less expensive, higher sulfur coal, while still meeting environmental standards for emission control.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies," for additional discussion of contractual commitments related to EME Homer City's fuel supply contracts.

Operating Performance

        The Homer City generating units have historically had high equivalent availability factors, which is the ratio, expressed as a percentage, of the number of megawatt-hours that each unit is available to generate electricity divided by the product of the capacity of each unit (in megawatts) and the number of hours in the period. Equivalent availability captures the impact of the unit's inability to achieve full load, referred to as a derating, as well as outages which result in a complete unit shutdown. Units are not available during periods of planned and unplanned maintenance. The following chart indicates equivalent availability factors for the Homer City generating units.

Equivalent Availability Factor(%)
Total Station
2003	88.7
2002	76.8
2001	87.4
Three-Year Average	84.3

Operation and Maintenance

        EME Homer City's operating and maintenance plan, as well as several planned overhauls of major equipment and controls, is consistent with its goal of prudently operating and maintaining the units for the remainder of the lease term. EME Homer City utilizes computerized maintenance systems to plan and schedule all maintenance activities. EME Homer City also employs a preventative maintenance program complemented by new predictive maintenance technologies such as ferrography, thermography, vibration analysis and acoustic analysis.

        EME Homer City's employees provide engineering, maintenance, operation and facility management services to EME's affiliates and receive functional direction from EME's technical organization.

Transmission and Interconnection

        Existing transmission lines leaving the Homer City generating units are interconnected with both PJM and NYISO. EME Homer City is able to transmit into PJM full plant output through a 126-mile 345 kV line and 19-mile and 15-mile 230 kV lines owned by Pennsylvania Electric Company, an affiliate of FirstEnergy Corp., which EME Homer City refers to as Penelec. Subject to PJM transmission availability and reliability considerations, EME Homer City has the ability to transmit into NYISO full plant output through 175-mile and 207-mile 345 kV lines owned by New York State Electric & Gas Corporation, which EME Homer City refers to as NYSEG. In addition, a 13-mile 230 kV line from the

Homer City generating units provides an indirect interconnection to the East Central Area reliability market.

        The points of interconnection with the Homer City units include:

    (1)
    the 230 kV circuit from the Unit 1 main power transformer,

    (2)
    the 345 kV circuit from the Unit 2 main power transformer,

    (3)
    the 345 kV circuit from the Unit 3 main power transformer,

    (4)
    the 345/230/23 kV north and south autotransformers, and

    (5)
    substation services No. 1 and No. 2.

        The ownership of the transmission and distribution assets for the Homer City facilities, including the site switchyard, substation and support equipment, remained with Penelec and NYSEG following EME Homer City's acquisition of the facilities. These companies have agreed to provide EME Homer City with all services necessary to interconnect its generating units with their transmission systems, other than services provided under existing tariffs, under an interconnection agreement, as described below.

        EME Homer City's general partner, Mission Energy Westside, has entered into an interconnection agreement with NYSEG and Penelec to provide interconnection services necessary to interconnect the Homer City facilities with NYSEG and Penelec's transmission systems. Unless terminated earlier in accordance with its terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend such interconnection services (but not the expiration of the agreement) to modifications, additions, upgrades or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition, upgrade or repowering to the Homer City units.

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

Insurance

        EME Homer City maintains insurance coverage consistent with that normally carried by companies engaged in similar businesses and owning similar properties. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $950 million. Under the terms of the participation agreements entered into on December 7, 2001 as part of the sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2004.

        EME Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size.

Seasonality

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally substantially higher during the third quarter of each year.

Competition

Federal

        The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity. Among other things, the Energy Policy Act expanded the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing qualifying facilities under the Public Utility Regulatory Policies Act of 1978, power marketers and those qualifying as exempt wholesale generators under the Public Utility Holding Company Act of 1935 to more effectively compete in the wholesale market. In an order dated March 12, 1999, the FERC determined that, based on the facts stated in EME Homer City's application, EME Homer City is an exempt wholesale generator.

        In 1996, the FERC issued Order No. 888, also known as the Open Access Rules, which require utilities to offer eligible wholesale transmission customers non-discriminatory open access on utility transmission lines on a comparable basis to the utilities' own use of the lines. In addition, the Open Access Rules directed jurisdictional public utilities that control a substantial portion of the nation's electric transmission networks to file uniform, non-discriminatory open access tariffs containing the terms and conditions under which they would provide such open access transmission service. The FERC subsequently issued Order Nos. 888-A, 888-B and 888-C to clarify the terms that jurisdictional transmitting utilities are required to include in their open access transmission tariffs. The FERC also issued Order No. 889, which required those transmitting utilities to abide by specified standards of conduct when using their own transmission systems to make wholesale sales of power, and to post specified transmission information, including information about transmission requests and availability, on a publicly available computer bulletin board.

        In December 1999, the FERC issued Order No. 2000, which required all transmission-owning utilities to file by December 15, 2000, a statement of their plans with respect to placing operating control over their transmission assets under a Regional Transmission Organization, or RTO, meeting certain criteria set forth in the Order. Although Order No. 2000 did not mandate that a utility join an RTO, it set forth various incentives for voluntarily joining and required utilities to explain in detail their reasons for deviating from the objectives set forth in the Order. RTOs meeting the FERC's criteria in Order No. 2000 were required to be operationally independent of the transmission-owning utilities whose assets they controlled and to possess other essential attributes, such as regional scope and configuration, the authority to receive and rule upon requests for service, a separate tariff governing all transactions of the RTO, a market monitoring capability, and other features.

        In subsequent orders, the FERC has progressively tightened its policies in favor of RTO formation, including an explicit proposal that approvals of market-based rate authority for affiliates of utilities owning transmission should be tied to the utilities' placing functional control over their transmission assets in an RTO meeting the criteria of Order No. 2000. On January 15, 2003, the FERC proposed to allow additional percentage points on a utility's return on equity in its transmission rates when it participates in an RTO, divests its RTO-operated transmission assets, or pursues additional measures that promote efficient operation and expansion of the transmission grid. As outlined below, the FERC has also proposed to establish a standard market design that would govern transmission service and energy trading arrangements in all regions of the country.

        On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking having the stated purpose of remedying the remaining opportunities for undue discrimination in transmission and establishing a standardized transmission service and wholesale market design, or SMD, that would provide a "level playing field" for all entities that seek to participate in wholesale electric markets. The SMD proposal includes a number of features that, taken together, should provide a flexible transmission service and an open and transparent spot market design that convey the right pricing signals for investment in transmission and generation facilities, and for other purposes. Comments on certain features of the SMD proposal were filed by interested parties in October 2002 and during the first quarter of 2003. The SMD proposal has also engendered considerable comment, and in some cases opposition, including in the U.S. Congress, and the anticipated timetable for issuance of a final rule is now unclear.

        In April 2003, the FERC attempted to address some of more controversial aspects of its SMD proposal in a "White Paper," which set forth the elements of its SMD proposal that it regarded as the most fundamental features of a sound wholesale market "platform" and modified its proposal as to other aspects that it regarded as subject to regional variation. Currently, the SMD policies are being implemented in different degrees and on different schedules in various parts of the country, and are the subject of active consideration and focus by stakeholders in wholesale markets in the Midwest. These and other regulatory initiatives by the FERC are ongoing, and it is not possible to predict the extent of future developments or how they might affect the wholesale power business.

        Over the past few years, the U.S. Congress has considered various legislative proposals to restructure the electric industry that would require, among other things, retail customer choice, repeal of the Public Utility Holding Company Act, or PUHCA, and prospective, partial repeal of the Public Utility Regulatory Policies Act. There are also a number of other proposals that have been introduced in Congress that incorporate provisions related to restructuring electricity markets. Different versions of such legislation passed both houses of Congress late in the last session and included provisions related to repeal of the Public Utility Holding Company Act, providing the FERC with new authority related to imposing reliability standards but restricting the FERC's ability to mandate adoption of a standard wholesale market design. A joint Conference Committee produced a report that was acceptable to the House, but was unable to obtain sufficient votes in the Senate to limit extended debate by opponents of the conference report seeking to delay final adoption of the bill (known as a filibuster). It is unclear at this time whether the Senate will be able to muster sufficient votes in the current session to overcome a filibuster and obtain the needed waivers from budgetary rules and pass the Conference report. While there are some pending efforts to enact portions of the comprehensive energy bill on an individual basis, the Congressional leadership and administration have thus far opposed such efforts and the likelihood of success is uncertain.

State

        In response to pressure from retail electric customers, particularly large industrial users, the state commissions or state legislatures of many states have considered whether to open the retail electric power market to competition. Retail competition is possible when a customer's local utility agrees, or is required, to unbundle its distribution service (for example, the delivery of electric power through its local distribution lines) from its transmission and generation service (for example, the provision of electric power from the utility's generating facilities or wholesale power purchases). Several state commissions and legislatures have issued orders or passed legislation requiring utilities to offer unbundled retail distribution service, which is called retail wheeling. Volatility in California and other regional power markets has resulted in several states slowing, and in some cases reversing or reassessing their plans to allow retail competition. Retail competition commenced in New York in 1998. Retail competition in Pennsylvania commenced on January 1, 1999. While some states have delayed or revised their retail access programs in response to recent market volatility, neither New York nor Pennsylvania has indicated any intention to take such action.

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

        EME Homer City is subject to a varied and complex body of laws and regulations that are in a state of flux. Intricate and changing environmental and other regulatory requirements could necessitate substantial expenditures and could create a significant risk of expensive delays or significant loss of value in a power plant if Homer City were to become unable to function as planned due to changing requirements or local opposition.

U.S. Federal Energy Regulation

Introduction

        The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. The Securities and Exchange Commission has regulatory powers with respect to upstream owners of electric and natural gas utilities under the Public Utility Holding Company Act of 1935. The enactment of the Public Utility Regulatory Policies Act of 1978 and the adoption of regulations thereunder by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and the Public Utility Holding Company Act for the owners of qualifying facilities. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from the Public Utility Holding Company Act for exempt wholesale generators, or EWGs. An "exempt wholesale generator" under the Public Utility Holding Company Act is an entity determined by the FERC to be exclusively engaged, directly or indirectly, in the business of owning and/or operating specified eligible facilities and selling electric energy at wholesale or, if located in a foreign country, at wholesale or retail.

The Federal Power Act

        The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce, including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market based. EWGs and other non-qualifying facility independent power projects are subject to the Federal Power Act and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants EWGs the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. The FERC is currently in the process of reviewing the criteria through which it makes its market power determinations, but the outcome of this process is unlikely to affect the ability of EME Homer City to continue making sales at market-based rates. In addition, the Federal Power Act grants the FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts, and in some cases jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the FERC typically also grants blanket approval for the issuance of securities and partial waiver of the restrictions on interlocking directorates. The FERC has indicated its intention to review some of the waivers of financial reporting rules currently granted to some entities with market rate authority.

        EME Homer City is subject to the FERC ratemaking regulation under the Federal Power Act. In addition, the FERC's order, as is customary with market-based rate schedules, reserved the right to revoke EME Homer City's market-based rate authority on a prospective basis if it is subsequently determined that EME Homer City or any of its affiliates possess excessive market power. If the FERC were to revoke EME Homer City's market-based rate authority, it would be necessary for EME Homer City to file, and obtain the FERC's acceptance of, EME Homer City's rate schedule as a cost-of-service rate schedule. In addition, the loss of market-based rate authority would subject EME Homer City to the accounting, record keeping and reporting requirements that are imposed on utilities with cost-based rate schedules.

The Public Utility Holding Company Act

        Unless exempt or found not to be a holding company by the Securities and Exchange Commission, a company that falls within the definition of a holding company must register with the Securities and Exchange Commission and become subject to Securities and Exchange Commission regulation as a registered holding company under the Public Utility Holding Company Act. "Holding company" is defined in Section 2(a)(7) of the Public Utility Holding Company Act to include, among other things, any company that owns 10% or more of the voting securities of an electric utility company. "Electric utility company" is defined in Section 2(a)(3) of the Public Utility Holding Company Act to include any company that owns or operates facilities used for generation, transmission or distribution of electric energy for sale. EWGs and foreign utility companies are not deemed to be electric utility companies, and ownership or operation of qualifying facilities does not cause a company to become an electric utility company. Securities and Exchange Commission precedent also indicates that it does not consider "paper facilities," such as contracts and tariffs used to make power sales, to be facilities used for the generation, transmission or distribution of electric energy for sale, and power marketing activities will not, therefore, result in an entity's being deemed to be an electric utility company.

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

        Under the Energy Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from regulation under the Public Utility Holding Company Act as an EWG. On March 12, 1999, the General Counsel of the FERC issued a letter determining that, based on the facts stated in EME Homer City's application for EWG status, EME Homer City is an EWG.

        If a "material change" occurs in facts that might affect EME Homer City's continued eligibility for EWG status, EME Homer City must, within 60 days of this material change:

  •
  file a written explanation of why the material change does not affect its EWG status,

  •
  file a new application for EWG status, or

  •
  notify the FERC that it no longer wishes to maintain EWG status.

        If EME Homer City were to lose its EWG status, it would become an electric utility company under the Public Utility Holding Company Act. This could cause EME to become a holding company subject to registration and regulation under the Public Utility Holding Company Act. It also could cause Edison International to lose its exemption from regulation, and require it to register, under the Public Utility Holding Company Act. This additional regulation would be difficult to comply with and could require EME and Edison International to restructure their operations significantly to achieve compliance. Loss of EWG status also could trigger defaults under the covenants in EME Homer City's agreements. If loss of EWG status by EME Homer City were to subject EME and/or Edison International to registration and regulation under the Public Utility Holding Company Act on a retroactive basis, it could subject them to penalties or other burdens and could cause certain agreements and contracts they have entered into to become voidable.

State Energy Regulation

Overview

        State public utility commissions have broad jurisdiction over non-qualifying facility independent power projects, including EWGs, which are considered public utilities in many states. This jurisdiction can include the issuance of certificates of public convenience and necessity and/or other certifications to construct, own and operate a facility, engage in retail energy sales, as well as the regulation of organizational, accounting, financial and other corporate matters on an ongoing basis.

        Some states that have restructured their electric industries require generators to register to provide electric service to customers. Many states are currently undergoing significant changes in their electric statutory and regulatory frameworks that result from restructuring the electric industries that may affect generators in those states. Although the FERC generally has exclusive jurisdiction over the rates charged by a non-qualifying facility independent power project to its wholesale customers, a state's public utility commission has the ability, in practice, to influence the establishment of these rates by asserting jurisdiction over a purchasing utility's ability to pass the resulting cost of purchased power through to its retail customers. In addition, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities, related party transactions and the sale or other transfer of assets by these facilities. The actual scope of jurisdiction over independent power projects by state public utility commissions varies from state to state.

        Although state public utility commissions do not have any jurisdiction to modify the terms of wholesale power sales, EME Homer City cannot provide assurance that its power sales contracts will not be subject to adverse consequences as a result of regulatory actions by a state commission, even though it sells power exclusively at wholesale.

Pennsylvania

        Under the Pennsylvania Public Utility Law, the Pennsylvania Public Utility Commission regulates all "public utilities" operating in Pennsylvania. A "public utility" under this law includes any entity that owns or operates equipment or facilities for the production, generation, transmission or distribution of gas, electricity or steam for the production of light, heat or power to the public for consumption. The Pennsylvania Public Utility Law does not specifically address the utility status of entities selling electricity at wholesale within Pennsylvania. Because EME Homer City sells electricity exclusively in the wholesale market and does not hold itself out to the public generally as a supplier of utility service, EME Homer City is not likely to be regulated as a public utility under the Pennsylvania Public Utility Law. If, however, EME Homer City were deemed to be a Pennsylvania public utility, the Pennsylvania Public Utility Commission could retroactively apply several provisions of the Pennsylvania Public Utility Law to EME Homer City. One of those provisions requires every public utility to obtain a certificate of public convenience and necessity from the Pennsylvania Public Utility Commission prior to rendering service as a public utility. If the Pennsylvania Public Utility Commission were to require EME Homer City to obtain a certificate of public convenience and necessity, EME Homer City might be required to discontinue operation of its units pending application for, and receipt of, this certificate. Another provision requires every public utility to obtain Pennsylvania Public Utility Commission approval before it issues or guarantees securities. If EME Homer City were found to be a public utility, its failure to have obtained this approval could call into question the validity of its obligations under the documents entered into in connection with the sale-leaseback. In addition, EME Homer City would then be subject to other laws and regulations applicable to Pennsylvania public utilities, except for rate regulation. EME Homer City's rates would remain subject to the jurisdiction of the FERC.

New York

        Under the New York Public Service Law, the New York Public Service Commission regulates all public utility companies or utility companies operating in New York. A public utility company or utility company under the New York Public Service Law includes, among other things, any entity engaged in the production, transmission or distribution of electricity to the public for light, heat or power purposes. EME Homer City, as an EWG, does not provide electricity directly to the public, but instead sells only to power marketers and energy service companies. Although the New York Public Service Law is silent with respect to the utility status of electric corporations selling electricity wholesale within New York, EME Homer City will not likely be subject to regulation as a New York public utility. If, however, EME Homer City were deemed to be a public utility under the New York Public Service Law, the New York Public Service Commission could retroactively apply specified provisions of the statute to EME Homer City. In addition, EME Homer City would then be subject to other laws and regulations applicable to New York public utility companies, except for rate regulation. EME Homer City's rates would remain subject to the jurisdiction of the FERC.

Transmission of Wholesale Power

        EME Homer City utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is a jurisdictional public utility under the Federal Power Act, Order No. 2000, and subsequent orders. The FERC has issued a proposal, referred to as SMD, which is intended to provide a "level playing field" for all entities that seek to participate in wholesale electric markets, which has engendered considerable comment. See "—Competition—Federal," above, for more details on these matters.

Environmental Matters

        EME Homer City is subject to environmental regulation by federal, state and local authorities in the United States. EME Homer City believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be taken by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME Homer City conducts its business and could cause EME Homer City to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that its financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. As a result of the sale-leaseback transaction, a number of permits that EME Homer City held have been transferred to the owner lessors. Other permits have been modified so that they are held jointly with the owner lessors. EME Homer City has no reason to believe that these transfers and modifications will negatively affect its business or results of operations.

        For more information on environmental regulation and related environmental matters, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters and Regulations."

Employees

        At December 31, 2003, EME Homer City employed 259 employees, approximately 195 of whom are covered by a collective bargaining agreement. In May 2003, EME Homer City reached agreement with the union that represents approximately 75% of its employees on a new collective bargaining agreement covering wages, benefits and working conditions. The new agreement runs from May 14, 2003 to December 31, 2006. EME Homer City believes that its staffing levels are comparable with benchmark standards for facilities of a similar size and type. The majority of the technical staff at EME Homer City's facilities was retained after completing the acquisition, thus providing EME Homer City with a knowledgeable and experienced base of employees.

ITEM 2. PROPERTIES

        EME Homer City owns a fee interest in the 2,413-acre site on which its generating units and the other facilities are located, as well as another approximately 1600 acres associated with the Two Lick Dam area. The site is approximately 45 miles northeast of Pittsburgh, Pennsylvania in Indiana County. As a result of the sale-leaseback transaction on December 7, 2001, EME Homer City leased the property on which the generating units are located to the owner lessors through site leases and each owner lessor in turn subleased its undivided ground interest in the property back to EME Homer City through site subleases. The term of the site leases is 45 years from the date of the sale-leaseback, with specified renewal options. The term of the site subleases is 33.67 years, the term of the sale-leaseback financing, and is renewable upon renewal of the EME Homer City facility leases. As long as the facility leases and the site subleases are in effect, the rents payable under the site leases and under the site subleases will be automatically offset against each other so that no amounts will be payable by EME Homer City or the owner lessors with respect to these agreements. EME Homer City also leases portions of the site to other third parties. Those leases are described below.

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

        EME Homer City has granted Mountain V Oil & Gas Inc. the right to operate and produce gas from existing wells located on the site, provided that gas is found in paying quantities. EME Homer City receives 16% of the market value of the gas at the wellhead as royalties and also has the right to receive 250,000 cubic feet of gas at no charge from each well per annum. Mountain V currently purchases gas from EME Homer City at the market value at the wellhead.

        EME Homer City is negotiating an agreement with Robindale Energy Services, Inc. pursuant to which Robindale will have the right to reclaim fine coal refuse generated by EME Homer City and to access certain coal refuse piles located on the site. Robindale will pay EME Homer City a fee per ton of coal waste material removed from the site. In connection with Robindale's activities at the site, Robindale must obtain all required permits from the Pennsylvania Department of Environmental Protection.

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

        Dividends will be paid when declared by EME Homer City's general partner. EME Homer City paid cash dividends to its partners totaling $0 in 2003 and 2002 and $138 million in 2001.

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

	Years Ended December 31,
	2003	2002	2001(1)	2000	1999
	(in thousands)
INCOME STATEMENT DATA
Operating revenues	$531,103	$387,490	$494,008	$421,369	$325,752
Operating expenses	342,949	300,894	304,443	288,547	218,688

Operating income	188,154	86,596	189,565	132,822	107,064
Interest and other income (loss)	1,437	2,356	(412)	2,269	1,040
Gain (loss) on early extinguishment of debt	—	—	10,094	—	(4,947)
Interest expense	(156,893)	(169,560)	(139,038)	(138,654)	(103,814)

Income (loss) before income taxes	32,698	(80,608)	60,209	(3,563)	(657)
Provision (benefit) for income taxes	18,451	(34,912)	26,240	(391)	157

Income (loss) before accounting change	14,247	(45,696)	33,969	(3,172)	(814)
Cumulative effect of change in accounting, net of tax	(958)	—	—	—	—

Net income (loss)	$13,289	$(45,696)	$33,969	$(3,172)	$(814)

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

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
BALANCE SHEET DATA
Assets	$2,186,287	$2,248,461	$2,336,648	$2,156,559	$2,021,858
Current liabilities	202,305	203,117	114,074	81,811	74,701
Long-term debt to affiliates	498,104	554,299	605,591	1,801,167	1,700,819
Lease financing	1,397,361	1,426,961	1,498,697	—	—
Other long-term obligations	33,928	19,258	25,502	76,766	46,351
Partners' equity	54,589	44,826	92,784	196,815	199,987
	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
CASH FLOW DATA
Cash provided by (used in) operating activities	$111,807	$94,045	$(17,211)	$17,000	$84,597
Cash provided by (used in) financing activities	(83,820)	(99,543)	(531,735)	99,242	1,883,473
Cash provided by (used in) investing activities	4,814	26,171	568,331	(141,580)	(1,923,616)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements. These statements are based on EME Homer City Generation L.P.'s (EME Homer City's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth in "—Market Risk Exposures" and "—Risks Related to the Business."

MANAGEMENT'S OVERVIEW, RISKS RELATED TO THE BUSINESS AND CRITICAL ACCOUNTING POLICIES

Management's Overview

Introduction

        EME Homer City was formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884MW for the purpose of producing electric energy. In December 2001, EME Homer City completed a sale-leaseback of the Homer City facilities to third-party lessors which is accounted for as a lease financing for financial reporting purposes. For more information on the sale-leaseback transaction, see "Notes to Financial Statements—Note 4. Sale-Leaseback Transaction."

        EME Homer City derives revenue from the sale of energy, capacity and ancillary services into the Pennsylvania-New Jersey-Maryland Power Pool, or PJM, and the New York Independent System Operator, or NYISO, and from bilateral contracts with power marketers and load serving entities within PJM and NYISO. EME Homer City has entered into a contract with a marketing affiliate for the sale of energy, capacity and ancillary services from the Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure.

Industry Developments

        Beginning in 2001, a number of significant developments adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale power market (sometimes referred to as merchant generators). These developments included lower prices and greater volatility in wholesale power markets in the United States, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to meet their obligations. These conditions adversely affected market participants, particularly in regions with excess generation capacity. During 2003, several merchant generators, including Mirant Corporation, NRG Energy Inc. and PG&E National Energy Group Inc. filed for Chapter 11 protection under the United States Bankruptcy Code.

        A significant factor affecting merchant generators in 2003 was the substantial increase in the price of natural gas, especially when compared to the less volatile cost of other fuels such as coal. For the year 2003, natural gas prices at Henry Hub (a major natural gas trading hub) averaged $5.48 per million British Thermal Units, commonly referred to as MMBtu, compared to $3.37 per MMBtu for 2002. Based upon data from NYMEX as of December 26, 2003, the calendar year 2004 forward natural gas price at Henry Hub was $5.45 per MMBtu. Increases in natural gas prices during 2003 resulted in higher wholesale electricity prices (since natural gas is the primary fuel for many generation plants). The increase in natural gas prices was a positive factor for low-cost merchant coal facilities in markets dominated by gas-fired plants and somewhat positive for coal facilities in those markets more dependent on low-cost coal and nuclear facilities. See "EME Homer City's Overview of Operating Performance" below.

EME Homer City Overview of Performance

        EME Homer City's 2003 net income increased to $13.3 million from a loss of $45.7 million in 2002. 2003 was affected by two significant items:

  •
  Power prices in PJM rebounded in 2003 from their depressed prices in 2002 driven largely by higher natural gas prices in the United States. The 24-hour PJM market price (at the Homer City busbar) increased from $25.63 per megawatt hour to $35.08 per megawatt hour. The increase in market price substantially improved the profitability of the Homer City plant.

  •
  Generation from the Homer City plant increased to 14.4 TW/Hrs from 12.1 TW/Hrs driven by record generation during 2003 since the company's formation and unplanned outages during 2002 due to collapse of the SCR ductwork at one of the units.

        In order to make a distribution, EME Homer City must be in compliance with the covenants specified in the lease agreements, including a senior rent service coverage ratio for the prior twelve-month period (taken as a whole) which must be greater than 1.7 to 1. The senior rent service coverage ratio is defined as all income and receipts of EME Homer City less amounts paid for operating expenses, required capital expenditures, taxes and financing fees divided by the aggregate amount of the debt portion of the rent, plus fees, expenses and indemnities due and payable with respect to the lessor's debt service reserve letter of credit. During the 12 months ended December 31, 2003, the senior rent service coverage ratio was 4.68 to 1.

Risks Related to the Business

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

        Among the factors that influence future market prices for energy, capacity and ancillary services in PJM and NYISO are:

  •
  prevailing market prices for fuel oil, coal and natural gas, and associated transportation costs;

  •
  the cost of emission credits or allowances;

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

  •
  weather conditions prevailing in PJM and NYISO from time to time; and

  •
  the rate of electricity use as a result of factors such as regional economic conditions and the implementation of conservation programs.

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

  •
  interruptions in fuel supply or increased fuel costs;

  •
  disruptions in the transmission of electricity;

  •
  breakdown or failure of equipment or processes including large energy blackouts;

  •
  employee work force factors, including strikes, work stoppages or labor disputes;

  •
  imposition of new regulatory requirements;

  •
  violation of permit requirements; and

  •
  operator error or catastrophic events such as terrorist activities, fires, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities.

        There is no assurance that the occurrence of one or more of the events listed above would not significantly decrease or eliminate revenues generated by EME Homer City's facilities or significantly increase the costs of operating them. Equipment and plant warranties and insurance may not be adequate to cover lost revenues or increased expenses. A decrease or elimination in revenues generated by the facilities or an increase in the costs of operating them could decrease or eliminate funds available to make lease rent payments and could have a material adverse effect on EME Homer City.

EME's credit rating is below investment grade, which may adversely affect its ability to provide credit support for sales from the facilities.

        EME, directly and through a subsidiary, provides credit support to its subsidiaries, including Edison Mission Marketing & Trading, which markets all of the power from the Homer City facilities. The credit support is in the form of cash, letters of credit and parent company guarantees for the benefit of Edison Mission Marketing & Trading's counterparties. Without an investment grade rating, EME's ability to provide credit support to its subsidiaries is limited. If EME were unable to provide adequate credit support, this would reduce the number of counterparties willing to enter into bilateral contracts with Edison Mission Marketing & Trading, thus requiring it to rely on short-term markets instead of bilateral contracts. Furthermore, if forward prices for power increase significantly, EME may not be able to meet the margining requirements. Failure to meet a margining requirement will permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract. See "—Credit Ratings."

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

        In connection with the sale-leaseback transaction, EME Homer City entered into a designated account representative agreement with the owner lessors which provides that, for as long as the facility leases are in effect, EME Homer City will be irrevocably able to appoint the designated account representatives on file with the EPA or the Department of Environmental Protection, as the case may be, entitled to buy, sell and otherwise dispose of emission allowances without any payments or consideration to the owner lessors. The agreement provides that upon termination of a facility lease, the applicable owner lessor will have the right to appoint itself or any other person as EME Homer City's successor designated account representative for purposes of any future emission allowances not then owned by EME Homer City. If a facility lease were to terminate before its expiration, this event would also terminate the account representative agreement, and EME Homer City would be required to write-off any unamortized emission allowances that it would no longer control.

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

        Due to the current market environment, the minimum insurance coverage specified under the sale-leaseback documents is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements that permits it to maintain its current insurance coverage through June 1, 2004. Failure to maintain insurance pursuant to the sale-leaseback documents, absent a waiver, could result in an event of default under the documents, which could have a material adverse effect on EME Homer City. For more information on the insurance maintained by EME Homer City, see "Item 1. Business—Insurance."

Critical Accounting Policies and Estimates

Introduction

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

Impairment of Long-Lived Assets

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

RESULTS OF OPERATIONS

Summary

        The table below summarizes revenues and key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Years Ended December 31,
	2003	2002	2001
Revenues (in millions)
Energy	$491	$348	$427
Capacity	30	41	67
Gain (loss) from price risk management	10	(2)	—

Total Revenues	$531	$387	$494

Statistics
Generation (in GWhr)	14,403	12,111	12,922
Availability(1)	88.7%	76.8%	87.4%
Forced outage rate(2)	5.1%	16.0%	4.5%
Average realized energy price/MWhr	$34.02	$28.70	$33.07
Capacity revenues (in millions)	$30	$41	$67

(1)
The availability factor is determined by the number of megawatt-hours the coal units are available to generate electricity divided by the product of the capacity of the coal units (in megawatts) and the number of hours in the period. The coal units are not available during periods of planned and unplanned maintenance.

(2)
EME Homer City generally refers to unplanned maintenance as a forced outage.

Operating Revenues

        Operating revenues increased $143.6 million in 2003 compared to 2002, and decreased $106.5 million in 2002 compared to 2001. Energy and capacity sales were made through contracts with EME Homer City's marketing affiliate, Edison Mission Marketing & Trading. The 2003 increase was due to increased generation and higher energy prices. See "—Market Risk Exposures—Commodity Price Risk" for further discussion of PJM market prices. The 2003 increase in generation primarily resulted from an unplanned outage on Unit 3 and extended outages on Units 1 and 2 during the first two quarters of 2002. On February 10, 2002, the ductwork and bypass associated with the selective catalytic reduction system on Unit 3 collapsed causing the entire unit to shut down. Unit 3 returned to service on April 4, 2002 and operated with the selective catalytic reduction system bypassed until June 19, 2003, when it was returned to service. As a result of the Unit 3 ductwork collapse, EME Homer City reviewed the similar structures on Units 1 and 2 and determined that as a precaution it would be appropriate to install additional reinforcement in these structures. The additional reinforcement extended the duration of planned outages for these units, which had been scheduled to end on June 2, 2002. Unit 1 returned to service on June 28, 2002, and Unit 2 returned to service on June 26, 2002.

        Income from price risk management increased $12.2 million in 2003 compared to 2002, and decreased $1.2 million in 2002 compared to 2001. A significant portion of the 2003 increase was due to the ineffective portion of cash flow hedges (explained below) attributable to decreases in the difference between energy prices at the PJM West Hub (where Edison Mission Marketing & Trading enters into forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded a net gain (loss) of $11.0 million and $(1.5) million in 2003 and 2002, respectively, representing the amount of the ineffective portion of cash flow hedges. No comparable amount was recorded in 2001. In 2003, EME Homer City also recognized gains due to the ineffective portion of cash flow hedges related to forward energy sales contracts that were settled during 2003. The settlements were recognized as a reversal of previously recorded price risk management losses and as a reduction of energy revenues. In 2002, the losses primarily represented the ineffective portion of EME Homer City's forward energy sales contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. See "—Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally substantially higher during the third quarter of each year.

Operating Expenses

        Operating expenses increased $42.1 million in 2003 compared to 2002 and decreased $3.5 million in 2002 compared to 2001. Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $44.9 million in 2003 compared to 2002, and decreased $20.9 million in 2002 compared to 2001. The 2003 increase was primarily due to increased generation due to outages experienced during the first half of 2002. The 2002 decrease was primarily due to lower generation and lower average coal prices.

        Plant operations costs decreased $4.4 million in 2003 compared to 2002, and increased $4.7 million in 2002 compared to 2001. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The 2003 decrease is primarily due to lower maintenance costs in 2003 as compared to 2002 when EME Homer City's units experienced outages. The 2002 increase was primarily due to maintenance costs from forced outages related to the selective catalytic reduction systems as mentioned previously, increased insurance costs from higher premiums and higher estimated benefit costs.

        Depreciation and amortization increased $1.1 million in 2003 compared to 2002, and increased $10.1 million in 2002 compared to 2001. The 2002 increase was due to EME Homer City's placing in service and beginning depreciation on approximately $270 million of environmental improvement assets during the fourth quarter of 2001, in which there was no comparable depreciation during the first nine months of 2001. In addition, prior to the completion of the sale-leaseback transaction on December 7, 2001, depreciation and amortization expense primarily related to the acquisition of the Homer City facilities, which were being depreciated over 39 years from the date of acquisition. As a result of the sale-leaseback, depreciation and amortization of EME Homer City's leasehold interest is based on the minimum term of the leases, which is 33.67 years, thus leading to increased depreciation costs.

        Administrative and general expenses were $4.8 million, $4.3 million and $1.8 million during 2003, 2002 and 2001, respectively. Beginning in 2002, administrative and general expenses primarily include EME Homer City's allocated share of EME's Americas Region Chicago office. The Chicago office has technical and managerial responsibility for EME Homer City's operations. Prior to 2002, EME Homer City was not charged this allocation as the Chicago office was principally focused on EME's power plants in Illinois. The $3.5 million allocation in 2002 was recorded as a non-cash charge to EME Homer City's operations through an in-kind contribution of services from EME Homer City's partners.

Other Income (Expense)

        Interest expense was $156.9 million, $169.6 million and $139.0 million during 2003, 2002 and 2001, respectively. Interest expense in 2003 and 2002 primarily relates to the lease financing of the Homer City facilities. Interest expense prior to December 7, 2001 was due to the affiliate indebtedness incurred to acquire the Homer City facilities. Interest expense also includes interest of $41.6 million, $49.7 million and $140.8 million during 2003, 2002 and 2001, respectively, from EME Homer City's subordinated revolving loan agreements with Edison Mission Finance.

        Interest and other income was $1.4 million, $2.6 million and $0.4 million during 2003, 2002 and 2001, respectively. Interest and other income (expense) primarily relates to interest earned on cash and cash equivalents offset by fees paid to EME Homer City's marketing affiliate. In 2001, EME Homer City expensed $2.2 million of losses related to removal of equipment in connection with its capital improvement program.

        As a result of the sale-leaseback transaction on December 7, 2001, EME Homer City recorded a gain in 2001 of $5.7 million, net of income tax of $4.4 million, attributable to the extinguishment of debt that was assumed in the transaction.

Provision (Benefit) for Income Taxes

        EME Homer City had effective income tax provision (benefit) rates of 56.4%, (43.3)% and 43.6% in 2003, 2002 and 2001, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes. Effective January 1, 2001, EME Homer City's status in Pennsylvania changed to a corporation due to changes in Pennsylvania tax regulations, thereby requiring EME Homer City to pay Pennsylvania state income taxes.

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

Related Party Transactions

Edison Mission Marketing & Trading Agreements

        EME Homer City entered into a Master Purchase, Sale and Services Agreement with its marketing affiliate effective October 31, 2002, pursuant to which Edison Mission Marketing & Trading arranges for purchases and sales of the following products, including services related thereto: (i) electric energy and capacity; (ii) fuel oil; and (iii) emissions allowances. This Master Purchase, Sale and Services Agreement replaces the NOx Allowance Sales Agreement and the Energy Sales Agreement with the marketing affiliate, both dated March 18, 1999.

        EME Homer City compensates Edison Mission Marketing & Trading in accordance with the following table with respect to these transactions and reimburses its marketing affiliate for brokers fees,

taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Energy and/or capacity	$.02/MWhr ($.02/MW-day for capacity)
Fuel oil	$.05/bbl
Emissions allowances	$.25/SO2 allowance; and $25/NOx allowance

        The net fees earned by Edison Mission Marketing & Trading were $0.9 million, $0.3 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Beginning in the fourth quarter of 2002, EME Homer City received accelerated payments under its agreement with Edison Mission Marketing & Trading whereby Edison Mission Marketing & Trading paid EME Homer City in the same month that power generation was delivered and prepaid a portion of the following month's expected power generation. Beginning in the second quarter of 2003, Edison Mission Marketing & Trading began prepaying in full for the following month's expected power generation. As a result of the accelerated payments, EME Homer City had payables at December 31, 2003 and 2002 due to its marketing affiliate of $45.0 million and $10.6 million, respectively.

        EME Homer City entered into several transactions through Edison Mission Marketing & Trading for the purchase of SO2 allowances from another affiliate of EME. All transactions were completed at market price on the date of the transaction. Total consideration paid was $10.3 million, $5.1 million and $10.2 million during 2003, 2002 and 2001, respectively. In addition, EME Homer City paid its marketing affiliate $0.6 million during 2003 for the purchase of NOx allowances, which were priced at market price on the date of the transaction.

        During 2003, Edison Mission Marketing & Trading entered into agreements using the capacity of the Homer City facilities to participate in auction revenue rights awarded through PJM to load serving entities. The auction revenue rights are applicable to the period from June 1, 2003 through May 31, 2004, and the benefits of such agreements will flow through to EME Homer City. EME Homer City's share of auction revenue rights was $16.5 million, of which $13.3 million had been received by December 31, 2003. Payments for the remaining auction revenue rights are due ratably over the auction year. Revenue related to the auction revenue rights are recognized on a straight-line basis over the period of the agreements.

        During 2002, EME Homer City entered into four capacity swap agreements and two energy price basis swap agreements with Edison Mission Marketing & Trading. Each agreement was at fair market value at the time of the transaction. Payments received in 2003 and 2002 under these agreements amounted to $2.9 million and $2.3 million, respectively.

        During 2001, EME Homer City entered into an option for installed capacity, and five transactions, including the exercise of the aforementioned option, for installed capacity with Edison Mission Marketing & Trading. Each transaction was at fair market value for such installed capacity at the time. Payments for the option and the five transactions amounted to approximately $29.5 million.

Fuel Services Agreements

        EME Homer City entered into agreements with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of these agreements, EME Homer City pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under these agreements for each of the three years ended December 31, 2003, 2002 and 2001 was $0.3 million.

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

Services Agreements with Edison Mission Energy and Edison International

        Certain administrative services such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs, payroll funding and other services totaling $30.5 million, $31.0 million and $26.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Contribution of Services by Midwest Generation EME, LLC

        Midwest Generation EME, LLC is a subsidiary of EME that provides executive management, legal, human resources, accounting and other administrative services in Chicago on EME Homer City's behalf without charge. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of EME Homer City's financial results, although EME Homer City does not have a cash obligation to pay for these activities. The cost of these services, after tax, was $1.9 million and $2.2 million for the periods ended December 31, 2003 and 2002, respectively. EME Homer City has reflected these activities as a non-cash contribution of services by its parent in the accompanying financial statements. Prior to 2002, EME Homer City was not charged for an allocation of Midwest Generation EME, because Midwest Generation EME's principal focus was on power plants in Illinois.

New Accounting Standards

Introduction

        A number of changes in accounting standards or interpretations were issued or effective during 2003, including the following items that were relevant to EME Homer City.

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

Statement of Financial Accounting Standards No. 146

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

Statement of Financial Accounting Standards No. 149

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

Statement of Financial Accounting Standards Interpretation No. 45

        In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on EME Homer City's financial statements. See "—Contractual Obligations, Commitments and Contingencies—Guarantees and Indemnities."

Statement of Financial Accounting Standards Interpretation No. 46

        In December 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004. EME Homer City does not expect the adoption of this standard will have a material impact on its financial statements.

Emerging Issues Task Force No. 03-11

        In July 2003, the EITF reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes." EITF Issue No. 03-11 provides guidance on whether realized gains and losses on derivative contracts should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," should be considered. Gains and losses on non-trading derivative instruments are recognized in income (loss) from price risk management in the accompanying income statements. The consensus is effective prospectively for EME Homer City transactions or arrangements entered into or modified after September 30, 2003. The consensus had no impact on EME Homer City's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical

        At December 31, 2003, EME Homer City had cash and cash equivalents of $92.0 million compared to $59.2 million at December 31, 2002. Net working capital at December 31, 2003 was $(26.0) million compared to $(20.9) million at December 31, 2002.

        Net cash provided by operating activities increased $17.8 million in 2003 compared to 2002 and increased $111.3 million in 2002 compared to 2001. The 2003 increase in operating cash flow is primarily due to income in 2003 versus losses in 2002 and the timing of cash receipts and disbursements related to working capital items, partially offset by payments of interest to EME Homer City's affiliate in 2003. A portion of the increase is due to accelerated payments from Edison Mission Marketing & Trading in 2003 for the subsequent month's power sales. The 2002 increase in operating cash flow is primarily the result of the accelerated payments from Edison Mission Marketing & Trading, lower interest payments on affiliate debt in 2002 compared to 2001 and the receipt of payments in advance for power generation from Edison Mission Marketing & Trading in December 2002. In 2001 and most of 2002, EME Homer City received payment during the month following the delivery of power. The acceleration of payments from Edison Mission Marketing & Trading occurred as a result of an agreement with the owner participants in the sale-leaseback transaction which permits Edison Mission Marketing & Trading to enter into forward energy sales contracts with EME Homer City. See "—Credit Ratings."

        Net cash used in financing activities totaled $83.8 million, $99.5 million and $531.7 million in 2003, 2002 and 2001, respectively. In 2003, EME Homer City had a net paydown of affiliate debt, repaid a portion of its lease financing and received an advance on the lease swap agreement. In 2002, EME Homer City borrowed from its affiliate, repaid a portion of its lease financing and also received an advance on the lease swap agreement. In 2001, the sale-leaseback transaction enabled EME Homer City to pay down long-term debt and pay dividends to its partners.

        Net cash provided by investing activities totaled $4.8 million, $26.2 million and $568.3 million in 2003, 2002 and 2001, respectively. The 2003 decrease is due to a lower amount of restricted cash utilized in 2003 as compared to 2002, partially offset by an increase in capital expenditures. In 2002, net cash provided by investing activities was due to the release of restricted cash to meet lease payment obligations offset by capital expenditures. In 2001, net cash provided by investing activities was due to proceeds received from the sale-leaseback transaction, partially offset by a deposit to a restricted cash account to support the lease, and capital expenditures. Capital expenditures were $33.2 million, $26.4 million and $83.2 million for the years ended December 31, 2003, 2002 and 2001, respectively, primarily related to the addition of a flue gas desulfurization system on Unit 3 and the selective catalytic reduction system on all three units.

Current

        EME Homer City plans to spend approximately $15.2 million in 2004 on capital expenditures. The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

        Under the participation agreements entered into as part of the sale-leaseback transaction, EME Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, its liquidity is substantially based on its ability to generate cash flow from operations under the subordinated revolving loan agreement. If EME Homer City is unable to generate cash flow from operations necessary to meet its obligations, EME Homer City will have limited ability to obtain additional capital, unless its partners provide additional funding, which they are under no legal obligation to do.

        The rent payments that EME Homer City owes under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2003, the senior rent service coverage ratio was 4.68 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. In addition, a restricted cash account was funded in the amount of $139 million at the closing of the sale-leaseback transaction. The amount in the account will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from this restricted cash account is permitted, provided EME Homer City maintains a specified reserve balance in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had approximately $40 million in restricted cash at December 31, 2003.

Distributions to Edison Mission Energy

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction (in millions):

	Years Ended December 31,
	2003		2002	2001
Payment of interest	$84.1		$—	$72.2
Payment of principal	77.2		—	229.1

Total payments	$161.3	*	$—	$301.3

*
Includes $33.7 million from additional cash on hand due to accelerated payments received from Edison Mission Marketing & Trading, EME Homer City's marketing affiliate.

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

        On October 28, 2003, Standard & Poor's Ratings Service downgraded the credit rating of the pass-through bonds related to the sale-leaseback of the Homer City facilities (to BB from BBB-). Standard & Poor's also lowered the credit ratings on EME Homer City's indirect parent, EME, (senior unsecured debt to B from BB-) and on Edison Mission Marketing & Trading (corporate credit rating to B from BB-). Standard & Poor's removed the ratings from CreditWatch with negative implications on December 12, 2003; however, the outlook remains negative. Moody's Investors Service has assigned a negative rating outlook for EME.

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

        Pursuant to EME Homer City's sale-leaseback documents, a below investment grade credit rating of Edison Mission Marketing & Trading restricts EME Homer City's ability to enter into trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of its facilities. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City currently sells all of the output from its facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that will allow it to enter into such sales, under specified conditions, through December 31, 2004. EME Homer City continues to be in compliance with the terms of the consent, although as a result of the downgrade of Edison Mission Marketing & Trading's corporate credit rating to B from BB-, the consent is now revocable. The sale-leaseback owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future. Revocation of the consent would not affect trades between Edison Mission Marketing & Trading and EME Homer City that had been entered into while the consent was still in effect. EME Homer City is permitted to sell the output of its facilities into the spot market at any time.

Off-Balance Sheet Transactions

        EME Homer City has no significant off-balance sheet transactions.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

        The following table summarizes the majority of EME Homer City's contractual obligations as of December 31, 2003.

	2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Contractual Obligations
Long-term debt to affiliate	$—	$—	$—	$—	$—	$498.1	$498.1
Lease financing	142.1	151.9	151.6	150.8	152.2	2,280.3	3,028.9
Lease swap agreement	7.8	1.1	0.6	1.0	(0.7)	(51.9)	(42.1)
Operating and capital lease obligations	0.4	0.2	0.1	—	—	—	0.7
Capital improvements	3.3	—	—	—	—	—	3.3
Fuel supply contracts	170.2	135.1	30.0	19.2	—	—	354.5
Coal Cleaning Agreement	6.6	6.6	—	—	—	—	13.2

Total Contractual Obligations	$330.4	$294.9	$182.3	$171.0	$151.5	$2,726.5	$3,856.6

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

        On December 8, 2003, EME Homer City amended and restated its existing subordinated revolving loan agreement with Edison Mission Finance and issued a note evidencing its repayment obligations under the loan agreement. The amended and restated subordinated revolving loan agreement had no effect on the financial terms of the agreement.

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

Lease Swap Agreement

        In connection with the sale-leaseback transaction, EME Homer City has entered into a swap agreement with a bank in order to more effectively match its cash flow, which generally is higher during the summer months when energy prices are higher, with its lease payments. Under the terms of this swap, EME Homer City made an initial deposit of $37 million with the bank in December 2001. Beginning in April 2002 through April 2014, the bank will make a swap payment to EME Homer City in April of each year and EME Homer City will make a swap payment to the bank in October of each year. The amount of payments is designed to reverse the semi-annual payments due under the lease such that EME Homer City effectively has lower cash obligations in April and higher cash obligations in October. In April 2003, EME Homer City received a payment of $87.0 million and in October 2003 EME Homer City made a payment of $54.6 million, resulting in a net deposit balance of $35.0 million at December 31, 2003. EME Homer City is also required to fund one-sixth of the October swap payment each month, between April and September of each year, into a restricted cash account. The implicit interest rate, which was fixed at inception of the swap agreement, is based on LIBOR during periods that EME Homer City has a net deposit with the bank, and LIBOR plus 5% during periods that EME Homer City has a net loan with the bank.

Capital Improvements

        EME Homer City contracted with a division of ABB Flakt, now Alstom Power, to make environmental capital improvements to its generating units. The contractor was retained to construct a limestone-based, wet scrubber flue gas desulfurization system at Unit 3 and a selective catalytic reduction system at each of the three units. These improvements were intended to enable the Homer City generating units to comply with Phase II of Title IV of the federal Clean Air Act regarding sulfur oxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the United States Environmental Protection Agency's, or EPA's, State Implementation Plan Call regarding nitrogen oxide emissions. The contract consists of a fixed price, turnkey engineering, procurement and construction contract, including project management costs and other project costs. EME Homer City has spent $296 million related to this contract through December 31, 2003, which substantially concludes the capital requirements for the project.

        The wet scrubber flue gas desulfurization system on Unit 3 has been installed and is operational. The selective catalytic reduction system on Unit 3 was installed but went out of service on February 10, 2002 due to a collapse of ductwork which caused the entire unit to shut down. Unit 3 was returned to service on April 4, 2002 and operated with the selective catalytic reduction system bypassed until June 19, 2003, when the selective catalytic reduction system was returned to service. EME Homer City believes that the costs to repair the damage will be covered, for the most part, by insurance and the contractual obligations of the contractor. EME Homer City recovered $19.3 million under its insurance programs during 2003 and has an additional $3.8 million recorded as a receivable at December 31, 2003. EME Homer City may be entitled to additional recovery of business interruption losses, but such determination has not been made or quantified at this time.

        The selective catalytic reduction systems on Units 1 and 2 have also been installed and several improvements were made during 2002 and 2003 to resolve past operating and structural issues. The contractor re-commissioned these units and the selective catalytic reduction systems for Units 1 and 2 have been operational since April 19, 2003 and May 18, 2003, respectively.

Fuel Supply Contracts

        EME Homer City has entered into several fuel purchase agreements with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. These contracts call for the purchase of a minimum quantity over the term of the contracts, which extend from one to four years from December 31, 2003, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements.

Coal Cleaning Agreement

        EME Homer City has entered into a Coal Cleaning Agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. Under the terms of the agreement, EME Homer City is obligated to reimburse Homer City Coal Processing Corporation for the actual costs incurred in the operations and maintenance of the coal cleaning plant, a fixed general and administrative service fee of approximately $260 thousand per year, and an operating fee that ranges from $.20 to $.35 per ton depending on the level of tonnage. The agreement expired on August 31, 2002 and was renewed with the same terms through December 31, 2005, with a two-year extension option.

Commitments

Interconnection Agreement

        EME Homer City's general partner, Mission Energy Westside, has entered into an interconnection agreement with New York State Electric & Gas Corporation, or NYSEG, and Pennsylvania Electric Company, or Penelec, an affiliate of FirstEnergy Corp., to provide interconnection services necessary to interconnect the Homer City facilities with NYSEG and Penelec's transmission systems. Unless terminated earlier in accordance with its terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend such interconnection services (but not the expiration of the agreement) to modifications, additions, upgrades or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition, upgrade or repowering to the Homer City units.

Contingencies

Guarantees and Indemnities

Tax Indemnity Agreements—

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

Indemnity Provided as Part of the Acquisition of the Homer City Facilities—

        In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to environmental liabilities before and after the date of sale as specified in the Asset Purchase Agreement dated August 1, 1998. EME guaranteed the obligations of EME Homer City under the Asset Purchase Agreement. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. Payments would be triggered under this indemnity by a claim from the sellers. EME Homer City has not recorded a liability related to this indemnity.

Ash Disposal Site

        EME Homer City's ash disposal site is a permitted Class I Residual Waste Landfill, the most stringently regulated of the three categories of residual waste landfills authorized by the regulations of the Pennsylvania Department of Environmental Protection (PADEP). Each lift where coal ash is disposed must be capped and covered when it reaches final grade. EME Homer City must also monitor groundwater quality at and adjacent to the ash disposal site through a network of monitoring wells and report the results to PADEP on a periodic basis. In the event that a disposal facility's groundwater monitoring identifies degradation in any of its wells, PADEP's regulations require the facility to first confirm the existence and nature of the degradation by conducting a groundwater assessment. If the assessment confirms groundwater degradation in excess of the applicable regulatory standards, the facility is then required to prepare and implement an abatement plan that could include measures such as installing a liner in a previously unlined area. To date, no degradation has been found in the groundwater monitoring system at EME Homer City that would require the development of an assessment or abatement plan. Management does not believe that the costs of maintaining and closing the ash disposal site will have a material impact on EME Homer City's results of operations or financial position.

Environmental Matters and Regulations

Introduction

        EME Homer City is subject to environmental regulation by federal, state and local authorities in the United States. EME Homer City believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect EME Homer City's financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME Homer City conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that EME Homer City's financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If EME Homer City fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by regulatory authorities.

State

Water Quality

        The discharge from the treatment plant receiving the wastewater stream from EME Homer City's Unit 3 flue gas desulfurization system has exceeded the stringent, water-quality based limits for selenium in the station's NPDES permit. As a result, EME Homer City has been notified by PADEP that it has been included in the Quarterly Noncompliance Report submitted to the United States EPA. EME Homer City has met with the contractor responsible for the Unit 3 flue gas desulfurization system to discuss approaches to resolving the water quality issues and is investigating technical alternatives for maximizing the level of selenium removal in the discharge. EME Homer City has also discussed these approaches for resolving the water quality issues with PADEP. Pilot studies are underway, but until they are completed and the results are evaluated, EME Homer City cannot estimate the costs to comply with these selenium limits. After the results of the pilot studies are evaluated, EME Homer City will meet with PADEP to discuss the drafting of a consent agreement to address the selenium issue and then instruct the contractor to make the necessary improvements. The consent agreement may include the payment of civil penalties, but the amount cannot be estimated at this time.

Federal—United States of America

Clean Air Act

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

Mercury Maximum Achievable Control Technology Determination

        In December 2000, the EPA announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions by no later than December 15, 2003. On December 15, 2003, EPA issued proposed rules for regulating mercury emissions from coal-fired power plants. EPA proposed two rule options for public comment: 1) regulate mercury as a hazardous air pollutant under Clean Air Act Sec. 112(d); or 2) rescind EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018. On February 24, 2004, the EPA announced a Supplemental Notice of Proposed Rulemaking to provide more details on their emissions cap and trade proposal for mercury. At this time, the EPA anticipates finalizing the regulations in December 2004, with controls required to be in place by some time between the end of 2007 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

        EME Homer City's preliminary estimate is that the mercury regulations may require it to spend up to $300 million for capital improvements in the 2006-2010 time frame, although the timing will depend on which proposal is adopted. However, until the regulations are finalized, EME Homer City cannot fully evaluate the potential impact of these regulations on the operation of its facility.

National Ambient Air Quality Standards

        New ambient air quality standards for ozone, coarse particulate matter and fine particulate matter were adopted by the EPA in July 1997. It is widely understood that attainment of the fine particulate matter standard may require reductions in emissions of nitrogen oxides and sulfur dioxides. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the EPA's revised ozone and fine particulate matter ambient air quality standards.

        Because of the delays resulting from the litigation over the new standards, the EPA's new schedule for implementing the ozone and fine particulate matter standards calls for designation of attainment and non-attainment areas under the two standards in 2004. Once these designations are published, states will be required to revise their implementation plans (SIPs) to achieve attainment of the revised standards. The revised SIPs are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.

        In December 2003, the EPA proposed rules that would require states to revise their state implementation plans to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter. This proposed "Interstate Air Quality" rule is designed to be completed before states must revise their SIPs to address local reductions needed to meet the new ozone and fine particulate matter standards. The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide. The proposed rule would affect 27 states, including Pennsylvania. The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015. The EPA is expected to issue final rules in December 2004.

        At this time, EME Homer City cannot predict the emission reduction targets that the EPA will ultimately adopt or the specific compliance timing. In addition, any additional obligations on EME Homer City's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until Pennsylvania revises its SIP. Depending upon the final standards that are adopted, EME Homer City may incur substantial costs or financial impacts resulting from required capital improvements or operational charges.

New Source Review Requirements

        On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act's new source review, or NSR, requirements related to modifications of air emissions sources at electric generating stations.

        Several utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations. These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units. The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized. However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of EPA's proposed NSR reforms (discussed immediately below). In January 2004, EPA announced new enforcement actions against several power generating facilities.

        On December 31, 2002, the EPA finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits. Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003. To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

        A federal district court, ruling on a lawsuit filed by EPA, found on August 7, 2003, that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary pre-construction permits. On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects.

        On October 27, 2003, EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This clearer definition of "routine maintenance, repair and replacement," would provide EME Homer City greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements, and might mitigate the potential impact of the Ohio Edison decision. However, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

        Prior to EME Homer City's purchase of the Homer City facilities, the United States EPA requested information under Section 114 of the Clean Air Act from the prior owners of the plant concerning physical changes at the plant. This request was part of the EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. Other than this request for information, no NSR enforcement-related proceedings have been initiated by the EPA with respect to EME Homer City's facilities.

        EPA's enforcement policy on alleged NSR violations is currently uncertain. These developments will continue to be monitored by EME Homer City to assess what implications, if any, they will have on the operation of its power plants, or on EME Homer City's results of operations or financial position.

Federal Legislative Initiatives

        There have been a number of bills introduced in the last session of Congress and the current session of Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, EME Homer City is not able to evaluate the potential impact of these proposals at this time.

Environmental Remediation and Asbestos

        Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several. The cost of investigation, remediation or removal of these substances may be substantial.

        In connection with the ownership and operation of its facilities, EME Homer City may be liable for these costs. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs of removal or remediation of a release or threatened release of hazardous or toxic substances at that disposal or treatment facility, whether or not that facility is owned or operated by that person. Some environmental laws and regulations create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the remediation of contamination. The owner of a contaminated site and persons who arrange for the disposal of hazardous substances at that site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site. In connection with the ownership and operation of its facilities, EME Homer City may be liable for these costs.

        Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, EME Homer City may be liable for these costs. EME Homer City has agreed to indemnify the sellers of the Homer City facilities for specified environmental liabilities. See "Contractual Obligations, Commitments and Contingencies—Commitments—Guarantees and Indemnities" for a discussion of the indemnity agreement.

International

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

        In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate-change related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change. Apart from the Kyoto Protocol, Midwest Generation may be impacted by future federal or state legislation relating to controlling greenhouse gas emissions. To date, none have passed through Congress. In addition, there have been several petitions from states and other parties to compel the EPA to regulate greenhouse gases under the Clean Air Act. On September 3, 2003, the EPA denied a petition by Massachusetts, Maine and Connecticut to compel EPA under the Clean Air Act to require EPA to establish a national ambient air quality standard for carbon dioxide. Since that time, 11 states and other entities have filed suits against EPA in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit), and, the D.C. Circuit has granted intervention requests from 10 states that support EPA's ruling. The D.C. Circuit has not yet ruled on this matter.

        Notwithstanding the Bush administration position, environment ministers from around the world have reached a compromise agreement on the mechanics and rules of the Kyoto Protocol. The compromise agreement is believed to clear the way for countries to begin the treaty ratification process.

        For the treaty to come into effect, approximately 55 countries that also represent at least 55% of the greenhouse gas emissions of the developed world must ratify it. Currently, the countries ratifying the Kyoto Protocol account for 44.2% of carbon dioxide emissions. Although Russia also indicated at the Johannesburg Summit on September 2002 its desire to ratify the treaty, it stepped back from that position in late 2003 and has yet to set a date for ratification. Representing 17.4% of the developed world's greenhouse gas emissions, Russian ratification is essential to bring the treaty into effect.

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

        The United States has indicated that it will support a decision to take international action on mercury at the Global Ministerial Environment Forum. However, the United States has further stated that it does not support negotiation of a legally-binding convention at this time. In general, the United States approach: 1) agrees that there is sufficient evidence of adverse impacts of mercury to warrant international action, 2) urges countries to take actions within the context of their national circumstances to identify exposed populations and to reduce anthropogenic emissions of mercury, 3) recommends the establishment of a "Mercury Program" within UNEP, 4) recommends coordination between UNEP and other international organizations that work on mercury issues such as the World Health Organization, and 5) asks countries to make voluntary contributions to support efforts of the Mercury Program under UNEP.

        If EME Homer City does become subject to limitations on emissions of mercury from its coal-fired electric generating plants, these requirements could have a significant economic impact on its operations.

MARKET RISK EXPOSURES

Introduction

        EME Homer City's primary market risk exposures arise from fluctuations in electricity and fuel prices, emissions allowances and transmission rights. EME Homer City manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. Electric power generated at the Homer City facilities is sold under bilateral arrangements with domestic utilities and power marketers pursuant to transactions with terms of two years or less, or to the PJM or NYISO. These pools have short-term markets which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

Commodity Price Risk

        EME Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity, emission credits and ancillary services in the PJM and NYISO competitive markets. The following table depicts the average market prices per megawatt-hour in PJM during the past three years:

	24-Hour PJM Historical Energy Prices*
	2003	2002	2001
January	$36.56	$20.52	$36.66
February	46.13	20.62	29.53
March	46.85	24.27	35.05
April	35.35	25.68	34.58
May	32.29	21.98	28.64
June	27.26	24.98	26.61
July	36.55	30.01	30.21
August	39.27	30.40	43.99
September	28.71	29.00	22.44
October	26.96	27.64	21.95
November	29.17	25.18	19.58
December	35.89	27.33	19.66

Yearly Average	$35.08	$25.63	$29.07

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly real-time prices provided on the PJM-ISO web-site.

        As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during 2003 were higher than the average historical market prices during 2002, although in September and October of each year the power prices were similar. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

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

  •
  sales of actual generation in the amounts covered by such forward contracts with reference to PJM spot prices at the Homer City busbar, plus,

  •
  sales to third parties under such forward contracts at designated delivery points (generally the PJM West Hub) less the cost of purchasing power at spot prices at the same designated delivery points to fulfill obligations under such forward contracts.

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, has the effect of raising prices at those delivery points affected by transmission congestion. During the past 12 months, an increase in transmission congestion at delivery points east of the Homer City facilities has resulted in prices at the PJM West Hub (which includes delivery points east of the Homer City facilities) being higher than those at the Homer City busbar. Thus, while forward prices at PJM West Hub have historically been higher than the prices at the Homer City busbar by less than 5%, increased congestion during the last 12 months at delivery points east of the Homer City facilities has resulted in prices at PJM West Hub being on average 6% higher than those at the Homer City busbar.

        By entering into forward contracts using the PJM West Hub as the delivery point, EME Homer City is exposed to "basis risk," which occurs when forward contracts are executed on a different basis (in this case PJM West Hub) than the actual point of delivery (Homer City busbar). In order to mitigate basis risk resulting from forward contracts using PJM West Hub as the delivery point, Edison Mission Marketing & Trading has participated in purchasing fixed transmission rights in PJM, and may continue to do so in the future. A fixed transmission right provides the holder with a financial instrument to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, the marketing affiliate's price risk management activities include using fixed transmission rights alone or in combination with forward contracts to manage the risks associated with changes in prices within the PJM market.

        The following table sets forth the forward month-end market prices per megawatt-hour for the calendar 2004 and 2005 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub during 2003:

	24-Hour PJM West Forward Energy Prices*
	2004	2005
January 31, 2003	$43.03	$37.75
February 28, 2003	42.88	38.18
March 31, 2003	39.57	33.88
April 30, 2003	34.45	32.85
May 31, 2003	30.20	30.60
June 30, 2003	34.23	33.45
July 31, 2003	41.67	39.77
August 30, 2003	42.31	41.61
September 30, 2003	30.20	30.62
October 31, 2003	29.02	28.51
November 27, 2003	29.49	28.74
December 31, 2003	30.18	28.51

*
Energy prices were determined by obtaining broker quotes and other public sources for the PJM West Hub delivery point. Forward prices at PJM West are generally higher than the prices at the Homer City busbar.

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

        EME Homer City's risk management policy allows for the use of derivative financial instruments through its marketing affiliate to limit financial exposure to energy prices for non-trading purposes. Use of these instruments exposes EME Homer City to commodity price risk, which includes potential losses that can arise from a change in the market value of a particular commodity. Commodity price risks are actively monitored to ensure compliance with EME Homer City's risk management policies through Edison Mission Marketing & Trading. Policies are in place that define risk tolerance for EME Homer City. Procedures exist that allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Edison Mission Marketing & Trading performs a "value at risk"

analysis in its daily business to measure, monitor and control EME Homer City's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, Edison Mission Marketing & Trading supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities (in thousands):

	December 31,
	2003	2002
Commodity price:
Electricity contracts	$(8,767)	$(9,284)
Other	—	(301)

Total fair value	$(8,767)	$(9,585)

        In assessing the fair value of EME Homer City's derivative financial instruments, it uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME Homer City's commodity risk management assets and liabilities as of December 31, 2003 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(8,767)	$(8,767)	$—	$—	$—

        A 10% adverse change in forward prices would decrease the fair market value of outstanding commodity contracts at December 31, 2003 by $31.3 million.

Credit Risk

        In conducting price risk management activities, Edison Mission Marketing & Trading enters into contracts with a number of utilities, energy companies and financial institutions, collectively referred to as counterparties. Due to factors beyond EME Homer City's control, a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities since the beginning of 2002, thereby potentially increasing exposure to one or more of the remaining counterparties. The reduction in the credit quality of traditional trading parties increases EME Homer City's credit risk. In the event a counterparty were to default on its trade obligation, EME Homer City would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME Homer City. EME Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

        To manage credit risk, Edison Mission Marketing & Trading looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would occur if the counterparties failed to perform pursuant to the terms of their contractual obligations. Edison Mission Marketing & Trading measures, monitors and mitigates, to the extent possible, credit risk. To mitigate counterparty risk, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. Edison Mission Marketing & Trading also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. Edison Mission Marketing & Trading manages portfolio credit risk based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of Edison Mission Marketing & Trading counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information responding to Item 7A is filed with this report under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

        There have not been any changes in EME Homer City's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal control over financial reporting.

EME HOMER CITY GENERATION L.P.
REPORT OF INDEPENDENT AUDITORS

To the General Partner of EME Homer City Generation L.P.:

        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EME Homer City Generation L.P. at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Partnership as of December 31, 2001 and for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 25, 2002.

        As explained in Note 2 to the financial statements, effective January 1, 2003, the Partnership changed its method of accounting for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations."

PricewaterhouseCoopers LLP
Los Angeles, California March 10, 2004

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

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Operating Revenues from Marketing Affiliate
Capacity revenues	$29,822	$41,029	$66,961
Energy revenues	490,683	348,023	427,361
Gain (loss) from price risk management	10,598	(1,562)	(314)

Total operating revenues	531,103	387,490	494,008

Operating Expenses
Fuel	192,797	147,927	168,814
Plant operations	82,370	86,815	82,076
Depreciation and amortization	62,978	61,892	51,765
Administrative and general	4,804	4,260	1,788

Total operating expenses	342,949	300,894	304,443

Operating income	188,154	86,596	189,565

Other Income (Expense)
Interest and other income	1,374	2,612	449
Gain on early extinguishment of debt	—	—	10,094
Gain (loss) on disposal of assets	63	(256)	(861)
Interest expense	(156,893)	(169,560)	(139,038)

Total other expense	(155,456)	(167,204)	(129,356)

Income (loss) before income taxes and accounting change	32,698	(80,608)	60,209
Provision (benefit) for income taxes	18,451	(34,912)	26,240

Income (Loss) Before Accounting Change	14,247	(45,696)	33,969
Cumulative effect of change in accounting, net of tax (Note 2)	(958)	—	—

Net Income (Loss)	$13,289	$(45,696)	$33,969

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands)

	December 31,
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$91,975	$59,174
Fuel inventory	12,823	27,257
Spare parts inventory	23,959	24,159
Deposits under lease swap agreement	35,016	67,098
Assets under price risk management	4,659	—
Other current assets	7,824	4,511

Total current assets	176,256	182,199

Property, Plant and Equipment	2,105,680	2,069,603
Less accumulated depreciation and amortization	163,498	99,997

Net property, plant and equipment	1,942,182	1,969,606

Deferred taxes	27,849	18,747
Restricted cash	40,000	77,909

Total Assets	$2,186,287	$2,248,461

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$7,285	$3,446
Accrued liabilities	29,137	17,341
Due to affiliates	72,383	18,579
Interest payable	40,273	41,740
Interest payable to affiliates	10,184	52,703
Liabilities under price risk management	13,426	9,585
Current portion of lease financing	29,617	59,723

Total current liabilities	202,305	203,117

Long-term debt to affiliate	498,104	554,299
Lease financing, net of current portion	1,397,361	1,426,961
Benefit plans and other	33,928	19,258

Total Liabilities	2,131,698	2,203,635

Commitments and Contingencies (Notes 4, 10 and 11)
Partners' Equity	54,589	44,826

Total Liabilities and Partners' Equity	$2,186,287	$2,248,461

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2000	194,846	1,969	196,815
Net income	33,623	346	33,969
Cash distributions	(136,600)	(1,400)	(138,000)
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax benefit of $58,234	(85,863)	(867)	(86,730)
Other unrealized holding gains arising during period, net of income tax expense of $46,647	68,778	695	69,473
Reclassification adjustment for losses included in net income, net of income tax benefit of $11,587	17,085	172	17,257

Balance at December 31, 2001	91,869	915	92,784

Net loss	(45,650)	(46)	(45,696)
Non-cash contribution of services	2,151	2	2,153
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense of $5,561	6,351	6	6,357
Other unrealized holding losses arising during period, net of income tax benefit of $2,481	(2,598)	(3)	(2,601)
Reclassification adjustment for gains included in net loss, net of income tax expense of $6,701	(8,163)	(8)	(8,171)

Balance at December 31, 2002	43,960	866	44,826

Net income	13,276	13	13,289
Non-cash contribution of services	1,929	2	1,931
Unrealized losses on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $14,052	(17,220)	(17)	(17,237)
Reclassification adjustment for losses included in net income, net of income tax benefit of $9,615	11,768	12	11,780

Balance at December 31, 2003	$53,713	$876	$54,589

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Net Income (Loss)	$13,289	$(45,696)	$33,969
Other comprehensive expense, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense (benefit) of $5,561 and $(58,234) for 2002 and 2001, respectively	—	6,357	(86,730)
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(14,052), $(2,481) and $46,647 for 2003, 2002 and 2001, respectively	(17,237)	(2,601)	69,473
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(9,615), $6,701 and $(11,587) for 2003, 2002 and 2001, respectively	11,780	(8,171)	17,257

Other comprehensive expense	(5,457)	(4,415)	—

Comprehensive Income (Loss)	$7,832	$(50,111)	$33,969

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities
Income (loss) after accounting change, net	$13,289	$(45,696)	$33,969
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt, net of tax	—	—	(5,701)
Depreciation and amortization	62,978	61,892	52,467
Non-cash contribution of services	1,931	2,153	—
Deferred taxes	(8,313)	(25,353)	(52,535)
Cumulative effect of change in accounting, net of tax	958	—	—
(Gain) loss on asset disposal	(63)	256	861
Increase in due to/from affiliates	53,804	20,938	48,487
Decrease (increase) in inventory	14,634	(3,940)	(12,122)
Increase in other assets	(3,313)	(1,810)	(36,935)
Increase (decrease) in accounts payable	3,839	470	(13,503)
Increase (decrease) in accrued liabilities	11,796	(2,955)	(11,899)
Increase (decrease) in interest payable	(43,986)	82,261	(20,486)
Increase in other liabilities	10,527	646	200
(Increase) decrease in net assets under price risk management	(6,274)	5,183	(14)

Net cash provided by (used in) operating activities	111,807	94,045	(17,211)

Cash Flows From Financing Activities
Advances under lease swap agreement	32,082	54,141	—
Payments under lease swap agreement	—	(84,247)	—
Borrowings on long-term obligations from affiliates	20,966	22,396	113,507
Repayments on debt obligations from affiliates	(77,161)	—	(479,083)
Repayments of lease financing	(59,707)	(91,550)	(14,000)
Financing costs	—	(283)	(14,159)
Cash dividends to partners	—	—	(138,000)

Net cash used in financing activities	(83,820)	(99,543)	(531,735)

Cash Flows From Investing Activities
Proceeds from sale-leaseback of facilities	—	—	782,000
Proceeds from sale of assets	63	—	—
Capital expenditures	(33,158)	(26,437)	(83,152)
(Increase) decrease in restricted cash	37,909	52,608	(130,517)

Net cash provided by investing activities	4,814	26,171	568,331

Net increase in cash and cash equivalents	32,801	20,673	19,385
Cash and cash equivalents at beginning of period	59,174	38,501	19,116

Cash and cash equivalents at end of period	$91,975	$59,174	$38,501

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

        EME Homer City derives revenue from the sale of energy, capacity and ancillary services into the Pennsylvania-New Jersey-Maryland Power Pool, or PJM, and the New York Independent System Operator, or NYISO, and from bilateral contracts with power marketers and load serving entities within PJM and NYISO. EME Homer City has entered into a contract with a marketing affiliate, Edison Mission Marketing & Trading, for the sale of energy, capacity and ancillary services from the Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure.

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

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives:

Plant and equipment under lease financing	33.67 years
Leasehold improvements	33.67 years
Emission allowances	33.67 years
Equipment, furniture and fixtures	4 to 10 years
Capitalized leased equipment	5 years

        As part of the acquisition of the Homer City facilities, EME Homer City acquired emission allowances under the EPA's Acid Rain Program. Although the emission allowances granted under this program are freely transferable, EME Homer City intends to use substantially all of the emission allowances in the normal course of its business to generate electricity. Accordingly, EME Homer City has classified emission allowances expected to be used to generate power as part of property, plant and equipment.

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

Capitalized Interest

        Interest incurred on funds borrowed by EME Homer City to finance project construction is capitalized. Capitalization of interest is discontinued when the projects are completed and deemed operational. Such capitalized interest is included in property, plant and equipment. EME Homer City capitalized $10.5 million for the year ended December 31, 2001. EME Homer City did not capitalize any interest in 2003 and 2002, as the environmental improvement assets subject to interest capitalization were placed into service during the fourth quarter of 2001.

Revenue Recognition

        EME Homer City records revenue and related costs as electricity is generated or services are provided unless EME Homer City is subject to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and does not qualify for the normal sales and purchases exception. EME Homer City enters into power and fuel hedging and optimization transactions under a contract with Edison Mission Marketing & Trading. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, EME Homer City takes title to the commodities, and assumes the risks and rewards of ownership. Therefore, EME Homer City records settlement of non-trading physical forward contracts on a gross basis. Consistent with Emerging Issues Task Force No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are

Subject to FASB Statement No. 133, Accounting for Derivative Investments and Hedging Activities, and Not Held for Trading Purposes," EME Homer City nets the cost of purchased power against related third party sales in markets that use locational marginal pricing, currently PJM. Financial swap and option transactions are settled net and, accordingly, EME Homer City does not take title to the underlying commodity. Accordingly, gains and losses from settlement of financial swaps and options are recorded net. Managed risks typically include commodity price risk associated with fuel purchases and power sales.

Derivative Instruments

        SFAS No. 133 as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts), SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase. EME Homer City's physical coal contracts did not qualify as derivatives under SFAS No. 133. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        SFAS No. 133 sets forth the accounting requirements for cash flow and fair value hedges. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings. SFAS No. 133 provides that the changes in fair value of derivatives designated as fair value hedges and the corresponding changes in the fair value of the hedged risk attributable to a recognized asset, liability, or unrecognized firm commitment be recorded in earnings. If the fair value hedge is effective, the amounts recorded will offset in earnings.

Cumulative Effect of Change in Accounting Principle

        For the year ended December 31, 2001, EME Homer City recorded an $86.7 million, after tax, decrease to other comprehensive income reflected in partners' equity in the balance sheet related to its forward energy sales contracts as the cumulative effect of the adoption of SFAS No. 133, as amended and interpreted. The cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133 was not material. For the year ended December 31, 2002, EME Homer City recorded a $6.4 million, after tax, increase to other comprehensive income reflected in partners' equity in the balance sheet as the cumulative effect of adoption of SFAS No. 133 as a result of a revised interpretation effective April 1, 2002 related its forward energy sales contracts.

Income Taxes

        EME Homer City has made an election to be taxed as a corporation for federal and California state tax purposes. EME Homer City is included in the consolidated federal and state income tax returns of Edison International and is party to a tax allocation agreement with its indirect parent, Edison Mission Holdings Co. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, EME Homer City will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures in effect since EME Homer City's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which EME Homer City uses the long term state tax apportionment factors of the Edison International group. Also, while EME Homer City is generally subject to separate return limitations for net losses, under the tax-allocation agreement EME Homer City is permitted to transfer to Edison Mission Holdings Co., or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in its intercompany account balances (including subordinated loans). EME Homer City also files a separate state income tax return in Pennsylvania. During the fourth quarter of 2002, EME Homer City realized $73.7 million of the tax receivable on its books through a reduction in amounts owed under its subordinated revolving loan agreement with Edison Mission Finance.

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

        EME Homer City recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

Initial asset retirement obligation as of January 1, 2003	$3,862
Accretion expense	386

Balance of asset retirement obligation as of December 31, 2003	$4,248

        Had SFAS No. 143 been applied retroactively in the years ended December 31, 2002 and 2001, it would not have had a material effect upon EME Homer City's results of operations.

Statement of Financial Accounting Standards No. 146

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

Statement of Financial Accounting Standards No. 149

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

Statement of Financial Accounting Standards Interpretation No. 45

        In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on EME Homer City's financial statements. See disclosure regarding guarantees and indemnities in Note 10—Commitments and Contingencies.

Statement of Financial Accounting Standards Interpretation No. 46

        In December 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004. EME Homer City does not expect the adoption of this standard will have a material impact on its financial statements.

Emerging Issues Task Force No. 03-11

        In July 2003, the EITF reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes." EITF Issue No. 03-11 provides guidance on whether realized gains and losses on derivative contracts should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," should be considered. Gains and losses on non-trading derivative instruments are recognized in income (loss) from price risk management in the accompanying income statements. The consensus is effective prospectively for EME Homer City transactions or arrangements entered into or modified after September 30, 2003. The consensus had no impact on EME Homer City's financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(4,415)	$(4,415)
Current period change	(5,457)	(5,457)

Balance at December 31, 2003	$(9,872)	$(9,872)

        Unrealized losses on cash flow hedges at December 31, 2003 primarily include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are higher than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, approximately $9.9 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that when the hedged items are recognized in earnings, the net unrealized losses associated with them will be offset. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2004.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded a net gain (loss) of $11.0 million and $(1.5) million during the years ended December 31, 2003 and 2002, respectively, representing the amount of the ineffective portion of cash flow hedges, reflected in income (loss) from price risk management in the income statement. No comparable amount was recorded for the year ended December 31, 2001.

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

        In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2003, the senior rent service coverage ratio was 4.68 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. If all accrued rent, including both the senior portion and the equity portion of the rent, has been paid and all other required conditions have been met, amounts remaining in the distribution account will be available for distribution to the partners in EME Homer City or available to prepay principal under the intercompany loan agreement with Edison Mission Finance, subject to certain restrictions in the sale-leaseback documentation, including the restrictions on distributions described below.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. In addition, a restricted cash account was funded in the amount of $139 million at the closing of the sale-leaseback transaction. The amount in the account will be available for payments due on the equity portion of lease rent, during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from this restricted cash account is permitted provided EME Homer City maintains a specified reserve balance in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had approximately $40 million in restricted cash at December 31, 2003.

        The following table summarizes EME Homer City's future commitments under the facility leases at December 31, 2003.

Years Ending December 31,
2004	$142,149
2005	151,895
2006	151,615
2007	150,802
2008	152,173
Thereafter	2,280,304

Total future commitments	$3,028,938
Amount representing interest	(1,602,301)

Net commitments	$1,426,637

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

Note 5. Property, Plant and Equipment

        At December 31, 2003 and 2002, property, plant and equipment consisted of the following:

	2003	2002
Land	$4,250	$4,250
Power plant and equipment under lease financing	1,591,318	1,591,318
Leasehold improvements	54,407	25,366
Emission allowances	438,068	438,068
Construction in progress	4,974	1,430
Equipment, furniture and fixtures	11,747	8,255
Capital leased equipment	916	916

	2,105,680	2,069,603
Accumulated depreciation and amortization	(163,498)	(99,997)

Property, plant and equipment, net	$1,942,182	$1,969,606

        As a result of the sale-leaseback transaction on December 7, 2001, a majority of the generating facilities and equipment were classified as power plant and equipment under lease financing. EME Homer City recorded amortization expense related to the leased facilities of $47.3 million for both years ended December 31, 2003 and 2002. Accumulated amortization related to the leased facilities was $97.6 million and $50.4 million at December 31, 2003 and 2002, respectively.

Note 6. Long-Term Debt

        During 1999, EME Homer City's indirect parent company, Edison Mission Holdings, issued $300 million aggregate principal amount of 8.137% senior secured bonds due 2019 and $530 million aggregate principal amount of 8.734% senior secured bonds due 2026 (collectively, the "Senior Secured Bonds"). Also in 1999, Edison Mission Holdings entered into a $250 million construction loan (the "Environmental Capital Improvements Facility"), and a $50 million line of credit (the "Working Capital Facility"). The proceeds from these borrowings were loaned by Edison Mission Holdings to Edison Mission Finance under a subordinated loan agreement (the "Finance Subordinated Loan"). Edison Mission Finance then loaned the same amounts to EME Homer City under a subordinated loan agreement (the "Subordinated Loan"). Interest rates and other charges as well as maturity dates associated with the Subordinated Loan mirrored the associated debt at Edison Mission Holdings. EME Homer City also entered into a subordinated revolving loan agreement (the "Revolver") during 1999 with Edison Mission Finance. The Revolver bears interest at a fixed rate of 8.0% on outstanding amounts and terminates on March 18, 2014. EME Homer City owed approximately $498 million and $554 million under the Revolver at December 31, 2003 and 2002, respectively. The Subordinated Loan and Revolver were entered into to finance the acquisition of the Homer City facilities.

        On December 11, 2003, EME Homer City's parent company, EME, announced that its subsidiary, Mission Energy Holdings International, Inc., received funding under a three-year, $800 million secured loan. As part of this financing, Edison Mission Finance agreed to guarantee the term loan of Mission Energy Holdings International and pledge its loan receivable from EME Homer City as collateral for such guarantee. Prior to the foregoing transaction, EME Homer City amended and restated the Revolver with Edison Mission Finance and issued a note evidencing its repayment obligations under the Revolver. The amended and restated Revolver had no effect on the financial terms of the agreement.

        In December 2001, the Environmental Capital Improvements Facility and the Working Capital Facility were repaid and retired. In addition, EME Homer City settled the Subordinated Loan with Edison Mission Finance through the assumption of the Senior Secured Bonds by the third-party lessors as part of the purchase price of the facilities and the release of EME Homer City's guaranty of such debt. EME Homer City used $432 million from the proceeds of the sale-leaseback of the Homer City facilities (see Note 4. Sale-Leaseback Transaction) to repay a portion of the interest and principal on the Revolver. Accordingly, the remaining intercompany loans are under the Revolver. EME Homer City is restricted under the participation agreements entered into as a part of the sale-leaseback transaction from making any payments under this facility unless specified conditions are met.

        EME Homer City incurred interest costs related to its affiliate debt of $41.6 million, $49.7 million and $140.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 7. Price Risk Management Activities

        EME Homer City's risk management policy allows for the use of derivative financial instruments through its marketing affiliate Edison Mission Marketing & Trading to limit financial exposure to energy prices for non-trading purposes. Use of these instruments exposes EME Homer City to commodity price risk, which includes potential losses that can arise from a change in the market value of a particular commodity. Commodity price risk exposures are actively monitored to ensure compliance with EME Homer City's risk management policies. Policies are in place which limit the amount of total net exposure EME Homer City may enter into at any point in time. Procedures exist that allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Edison Mission Marketing & Trading performs a "value at risk" analysis in its daily business to measure, monitor and control EME Homer City's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and reliance upon a single risk measurement tool, Edison Mission Marketing & Trading supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type:

	December 31,
	2003	2002
Commodity price:
Electricity contracts	$(8,767)	$(9,284)
Other	—	(301)

Total fair value	$(8,767)	$(9,585)

Note 8. Income Taxes

        Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax liability were:

	Years Ended December 31,
	2003	2002
Deferred tax assets
Lease financing	$20,464	$13,785
Price risk management	3,150	4,409
Property, plant and equipment—basis differences	3,236	1,567
Employee benefits	1,549	20
Pennsylvania net operating loss carryforward	1,404	2,164
Accrued expenses	1,525	(244)
Other	(2,075)	(790)

Subtotal	29,253	20,911
Valuation allowance	(1,404)	(2,164)

Deferred tax asset	$27,849	$18,747

        EME Homer City has $14 million of loss carryforwards at December 31, 2003 from Pennsylvania tax losses which expire beginning in 2022 and are limited in use to $2 million per year.

        The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2003	2002	2001
Current
Federal	$12,457	$(11,971)	$64,802
State	9,870	(1,209)	13,973

Total current	22,327	(13,180)	78,775
Deferred
Federal	(4,036)	(12,634)	(46,511)
State	160	(9,098)	(6,024)

Total deferred	(3,876)	(21,732)	(52,535)

Provision (benefit) for income taxes	$18,451	$(34,912)	$26,240

        Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2003	2002	2001
Expected provision (benefit) for federal income taxes	$11,444	$(28,213)	$21,073
Increase in taxes from:
State tax, net of federal benefit	7,007	(6,699)	5,167

Total provision (benefit) for income taxes	$18,451	$(34,912)	$26,240

Effective tax rate	56.4%	(43.3)%	43.6%

Note 9. Employee Benefits Plans

        Employees of EME Homer City are eligible for various benefit plans of Edison International.

Pension Plans

        EME Homer City maintains a pension plan specifically for the benefit of its union employees. EME Homer City's non-union employees participate in the Edison International pension plan. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The Edison International plan has a cash balance feature.

        The expected contributions (all by employer) for the plans are approximately $1.8 million for the year ended December 31, 2004. The amount is subject to change based on, among other things, the limits established for federal tax deductibility.

        EME Homer City uses a December 31 measurement date for all its plans.

        Information on plan assets and benefits obligations is shown below:

	Years Ended December 31,
	Union Plan		Non-Union Plan
	2003	2002	2003	2002
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$13,602	$11,441	$2,136	$1,902
Service cost	1,026	930	370	234
Interest cost	719	758	139	123
Actuarial loss	(1,397)	493	167	(123)
Benefits paid	(64)	(20)	(226)	—

Projected benefit obligation at end of year	$13,886	$13,602	$2,586	$2,136

Accumulated benefit obligation at end of year	$6,500	$6,305	$2,545	$2,136

Change in plan assets
Fair value of plan assets at beginning of year	$4,996	$4,038	$—	$—
Actual return on plan assets	1,539	(582)	—	—
Employer contributions	1,287	1,560	543	—
Benefits paid	(64)	(20)	(226)	—

Fair value of plan assets at end of year	$7,758	$4,996	$317	$—

Funded status	$(6,128)	$(8,606)	$(2,269)	$(2,136)
Unrecognized net loss	1,393	3,854	220	54

Recorded liability	$(4,735)	$(4,752)	$(2,049)	$(2,082)

Additional detail of amounts recognized in balance sheets:
Intangible asset	—	—	—	—
Accumulated other comprehensive income	—	—	—	—
Weighted-average assumptions at end of year:
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

        Components of pension expense are:

	Years Ended December 31,
	Union Plan			Non-Union Plan
	2003	2002	2001	2003	2002	2001
Service cost	$1,026	$930	$849	$370	$234	$263
Interest cost	719	758	685	139	123	111
Expected return on plan assets	(503)	(419)	(266)	—	—	—
Net amortization and deferral	28	—	—	—	—	13

Total expense recognized	$1,270	$1,269	$1,268	$509	$357	$387

Change in accumulated other comprehensive income	—	—	—	—	—	—
	Years Ended December 31,
	Union Plan			Non-Union Plan
	2003	2002	2001	2003	2002	2001
Weighted-average assumptions:
Discount rate	6.50%	7.00%	7.25%	6.50%	7.00%	7.25%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%

        Asset allocations for plans are:

		December 31,
	Target for 2004
		2003	2002
United States equity	45%	46%	45%
Non-United States equity	25%	26%	25%
Private equity	4%	3%	3%
Fixed income	26%	25%	27%

Postretirement Benefits Other Than Pensions

        A portion of EME Homer City's non-union employees retiring at or after age 55 with at least ten years of service are eligible for postretirement health care, dental, life insurance and other benefits paid in part by EME Homer City. Eligibility depends on a number of factors, including the employee's hire date. Employees in union-represented positions who were eligible to retire prior to May 14, 2002 are covered under the postretirement benefit plans of GPU, Inc., their employer prior to EME Homer City's acquisition of the facilities in 1999. EME Homer City has accounted for postretirement benefit obligations on the basis of a substantive plan under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension" (SFAS No. 106). A substantive plan means that EME Homer City assumed for accounting purposes that it would provide postretirement benefits to union-represented employees following the conclusion of negotiations to replace the benefits agreement scheduled to expire on May 14, 2003. In May 2003, EME Homer City reached agreement with the union on a new collective bargaining agreement covering wages, benefits and working conditions. The new agreement runs from May 14, 2003 to December 31, 2006. Accordingly, EME Homer City will amortize the impact over the estimated remaining service of covered employees.

        On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act authorized a federal subsidy to be provided to plan sponsors for certain prescription drug benefits under Medicare. EME Homer City has elected to defer accounting for the effects of the Act until the earlier of the issuance of guidance by the Financial Accounting

Standards Board on how to account for the Act, or the remeasurement of plan assets and obligations subsequent to January 31, 2004. Accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit expense in the financial statements or this note do not reflect the effects of the Act on EME Homer City's plan.

        The expected contributions (all by the employer) for the postretirement benefits other than pensions plan are $12 thousand for the year ended December 31, 2004. This amount is subject to change based on, among other things, the Act referenced above and the impact of any benefit plan amendments.

        EME Homer City uses a December 31 measurement date for all its plans.

        Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	Union Plan		Non-Union Plan
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$12,173	$9,489	$2,098	$1,951
Service cost	465	538	86	91
Interest cost	698	715	132	132
Actuarial loss (gain)	(789)	1,431	914	87
Amendment	—	—	(834)	—
Benefits paid	—	—	(10)	(163)

Benefit obligation at end of year	$12,547	$12,173	$2,386	$2,098

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	—	—	10	163
Benefits paid	—	—	(10)	(163)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status	$(12,547)	$(12,173)	$(2,386)	$(2,098)
Unrecognized net loss	87	876	819	(89)
Unrecognized prior service cost	—	—	(761)	—

Recorded liability	$(12,460)	$(11,297)	$(2,328)	$(2,187)

Assumed health care cost trend rates:
Rate assumed for following year	12.00%	9.75%	12.00%	9.75%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2010	2008	2010	2008
Weighted-average assumptions at end of year:
Discount rate	6.25%	6.75%	6.25%	6.75%

        Expense components of postretirement benefits are:

	Years Ended December 31,
	Union Plan			Non-Union Plan
	2003	2002	2001	2003	2002	2001
Service cost	$465	$538	$404	$86	$91	$84
Interest cost	698	715	593	132	132	122
Net amortization and deferral	—	—	(29)	(67)	(10)	(11)

Total expense (revenue)	$1,163	$1,253	$968	$151	$213	$195

Assumed health care cost trend rates:
Current year	9.75%	10.50%	11.00%	9.75%	10.50%	11.00%
Ultimate rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2008	2008	2008	2008	2008	2008
Weighted-average assumptions:
Discount rate	6.40%	7.25%	7.50%	6.40%	7.25%	7.50%

        For the non-union plan, increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2003, by $511 thousand and annual aggregate service and interest costs by $48 thousand. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2003, by $421 thousand and annual aggregate service and interest costs by $39 thousand.

        For the union plan, increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2003, by $2.5 million and annual aggregate service and interest costs by $228 thousand. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2003, by $2.1 million and annual aggregate service and interest costs by $190 thousand.

Description of Investment Strategies for United States Plans

        The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. EME Homer City employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is controlled through diversification among multiple asset classes, managers, styles, and securities. Plan, asset class and individual manager performance is measured against targets. EME Homer City also monitors the stability of its investments managers' organizations.

        Allowable investment types include:

  •
  United States Equity:    Common and preferred stocks of large, medium, and small companies which are predominantly United States-based.

  •
  Non-United States Equity:    Equity securities issued by companies domiciled outside the United States and in depository receipts which represent ownership of securities of non-United States companies.

  •
  Private Equity:    Limited partnerships that invest in non-publicly traded entities.

  •
  Fixed Income:    Fixed income securities issued or guaranteed by the United States government, non- United States governments, government agencies and instrumentalities, mortgage backed securities and corporate debt obligations. A small portion of the fixed income position may be held in debt securities that are below investment grade.

        Permitted ranges around asset class portfolio weights are plus or minus 5%. Where approved by the fiduciary investment committee, futures contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Where authorized, a few of the plan's investment managers employ limited use of derivatives, including futures contracts, options, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage the plans or any portfolios.

Determination of the Expected Long-Term Rate of Return on Assets for United States Plans

        The overall expected long term rate of return on assets assumption is based on the target asset allocation for plan assets, capital markets return forecasts for asset classes employed, and active management excess return expectations.

Capital Markets Return Forecasts

        The estimated total return for fixed income is based on an equilibrium yield for intermediate United States government bonds plus a premium for exposure to non-government bonds in the broad fixed income market. The equilibrium yield is based on analysis of historic data and is consistent with experience over various economic environments. The premium of the broad market over United States government bonds is a historic average premium. The estimated rate of return for equity is estimated to be a 3% premium over the estimated total return of intermediate United States government bonds. This value is determined by combining estimates of real earnings growth, dividend yields and inflation, each of which is determined using historical analysis. The rate of return for private equity is estimated to be a 5% premium over public equity, reflecting a premium for higher volatility and illiquidity.

Active Management Excess Return Expectations

        For asset classes that are actively managed, an excess return premium is added to the capital market return forecasts discussed above.

Employee Stock Plans

        A 401(k) plan is maintained to supplement eligible employees' retirement income. EME Homer City matches 100 percent of non-union employee contributions up to 6 percent of such employees' annual compensation. EME Homer City also matches 65 percent of contributions made by union employees, up to 2.6 percent of annual compensation. Employer contributions vest 20 percent per year. Contribution expense for the years ended December 31, 2003, 2002 and 2001 was approximately $508 thousand, $488 thousand and $440 thousand, respectively.

Note 10. Commitments and Contingencies

Lease Swap Agreement

        In connection with the sale-leaseback transaction, EME Homer City has entered into a swap agreement with a bank in order to more effectively match its cash flow, which generally is higher during the summer months when energy prices are higher, with its lease payments. Under the terms of this swap, EME Homer City made an initial deposit of $37 million with the bank in December 2001. Beginning in April 2002 through April 2014, the bank will make a swap payment to EME Homer City in April of each year and EME Homer City will make a swap payment to the bank in October of each year. The amount of payments is designed to reverse the semi-annual payments due under the lease such that EME Homer City effectively has lower cash obligations in April and higher cash obligations in October. In April 2003, EME Homer City received a payment of $87.0 million and in October 2003 EME Homer City made a payment of $54.6 million, resulting in a net deposit balance of $35.0 million at December 31, 2003. EME Homer City is also required to fund one-sixth of the October swap payment each month, between April and September of each year, into a restricted cash account. The implicit interest rate, which was fixed at inception of the swap agreement, is based on LIBOR during periods that EME Homer City has a net deposit with the bank, and LIBOR plus 5% during periods that EME Homer City has a net loan with the bank.

Capital Improvements

        EME Homer City contracted with a division of ABB Flakt, now Alstom Power, to make environmental capital improvements to its generating units. The contractor was retained to construct a limestone-based, wet scrubber flue gas desulfurization system at Unit 3 and a selective catalytic reduction system at each of the three units. These improvements were intended to enable the Homer City generating units to comply with Phase II of Title IV of the federal Clean Air Act regarding sulfur oxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the United States EPA's State Implementation Plan Call regarding nitrogen oxide emissions. The contract consists of a fixed price, turnkey engineering, procurement and construction contract, including project management costs and other project costs. EME Homer City has spent $296 million related to this contract through December 31, 2003, which substantially concludes the capital requirements for the project.

        The wet scrubber flue gas desulfurization system on Unit 3 has been installed and is operational. The selective catalytic reduction system on Unit 3 was installed but went out of service on February 10, 2002 due to a collapse of ductwork which caused the entire unit to shut down. Unit 3 was returned to service on April 4, 2002 and operated with the selective catalytic reduction system bypassed until June 19, 2003, when the selective catalytic reduction system was returned to service. EME Homer City believes that the costs to repair the damage will be covered, for the most part, by insurance and the contractual obligations of the contractor. EME Homer City recovered $19.3 million under its insurance programs during 2003 and has an additional $3.8 million recorded as a receivable at December 31, 2003. EME Homer City may be entitled to additional recovery of business interruption losses, but such determination has not been made or quantified at this time.

        The selective catalytic reduction systems on Units 1 and 2 have also been installed and several improvements were made during 2002 and 2003 to resolve past operating and structural issues. The contractor re-commissioned these units and the selective catalytic reduction systems for Units 1 and 2 have been operational since April 19, 2003 and May 18, 2003, respectively.

Fuel Supply Contracts

        EME Homer City has entered into several fuel purchase agreements with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. These contracts call for the purchase of a minimum quantity over the term of the contracts, which extend from one to four years from December 31, 2003, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. At December 31, 2003, based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to aggregate $354 million over the duration of the contracts summarized as follows: 2004—$170 million; 2005—$135 million; 2006—$30 million; and 2007—$19 million.

Coal Cleaning Agreement

        EME Homer City has entered into a Coal Cleaning Agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. Under the terms of the agreement, EME Homer City is obligated to reimburse Homer City Coal Processing Corporation for the actual costs incurred in the operations and maintenance of the coal cleaning plant, a fixed general and administrative service fee of approximately $260 thousand per year, and an operating fee that ranges from $.20 to $.35 per ton depending on the level of tonnage. At December 31, 2003, the minimum commitment is currently estimated at $6.6 million in each 2004 and 2005. The agreement expired on August 31, 2002 and was renewed with the same terms through December 31, 2005, with a two-year extension option.

Commitments

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

Contingencies

Guarantees and Indemnities

Tax Indemnity Agreements—

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

Indemnity Provided as Part of the Acquisition of the Homer City Facilities—

        In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to environmental liabilities before and after the date of sale as specified in the Asset Purchase Agreement dated August 1, 1998. EME guaranteed the obligations of EME Homer City under the Asset Purchase Agreement. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. Payments would be triggered under this indemnity by a claim from the sellers. EME Homer City has not recorded a liability related to this indemnity.

Ash Disposal Site—

        EME Homer City's ash disposal site is a permitted Class I Residual Waste Landfill, the most stringently regulated of the three categories of residual waste landfills authorized by the regulations of the Pennsylvania Department of Environmental Protection (PADEP). Each lift where coal ash is disposed must be capped and covered when it reaches final grade. EME Homer City must also monitor groundwater quality at and adjacent to the ash disposal site through a network of monitoring wells and report the results to PADEP on a periodic basis. In the event that a disposal facility's groundwater monitoring identifies degradation in any of its wells, PADEP's regulations require the facility to first confirm the existence and nature of the degradation by conducting a groundwater assessment. If the assessment confirms groundwater degradation in excess of the applicable regulatory standards, the facility is then required to prepare and implement an abatement plan that could include measures such as installing a liner in a previously unlined area. To date, no degradation has been found in the groundwater monitoring system at EME Homer City that would require the development of an assessment or abatement plan. Management does not believe that the costs of maintaining and closing the ash disposal site will have a material impact on EME Homer City's results of operations or financial position.

Insurance—

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

Environmental Matters and Regulations

Introduction

        EME Homer City is subject to environmental regulation by federal, state and local authorities in the United States. EME Homer City believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect EME Homer City's financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME Homer City conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that EME

Homer City would be able to recover these increased costs from its customers or that EME Homer City's financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If EME Homer City fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by regulatory authorities.

State

Water Quality

        The discharge from the treatment plant receiving the wastewater stream from EME Homer City's Unit 3 flue gas desulfurization system has exceeded the stringent, water-quality based limits for selenium in the station's NPDES permit. As a result, EME Homer City has been notified by PADEP that it has been included in the Quarterly Noncompliance Report submitted to the United States EPA. EME Homer City has met with the contractor responsible for the Unit 3 flue gas desulfurization system to discuss approaches to resolving the water quality issues and is investigating technical alternatives for maximizing the level of selenium removal in the discharge. EME Homer City has also discussed these approaches for resolving the water quality issues with PADEP. Pilot studies are underway, but until they are completed and the results are evaluated, EME Homer City cannot estimate the costs to comply with these selenium limits. After the results of the pilot studies are evaluated, EME Homer City will meet with PADEP to discuss the drafting of a consent agreement to address the selenium issue and then instruct the contractor to make the necessary improvements. The consent agreement may include the payment of civil penalties, but the amount cannot be estimated at this time.

Federal—United States of America

Clean Air Act

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

Mercury Maximum Achievable Control Technology Determination

        In December 2000, the EPA announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions by no later than December 15, 2003. On December 15, 2003, EPA issued proposed rules for regulating mercury emissions from coal-fired power plants. EPA proposed two rule options for public comment: 1) regulate mercury as a hazardous air pollutant under Clean Air Act Sec. 112(d); or 2) rescind EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018. On February 24, 2003, the EPA announced a Supplemental Notice of Proposed Rulemaking to provide more details on their emissions cap and trade proposal for mercury. At this time, the EPA anticipates finalizing the regulations in December 2004, with controls required to be in place by some time between the end of 2007 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

        EME Homer City's preliminary estimate is that the mercury regulations may require it to spend up to $300 million for capital improvements in the 2006-2010 time frame, although the timing will depend on which proposal is adopted. However, until the regulations are finalized, EME Homer City cannot fully evaluate the potential impact of these regulations on the operation of its facility.

National Ambient Air Quality Standards

        New ambient air quality standards for ozone, coarse particulate matter and fine particulate matter were adopted by the EPA in July 1997. It is widely understood that attainment of the fine particulate matter standard may require reductions in emissions of nitrogen oxides and sulfur dioxides. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the EPA's revised ozone and fine particulate matter ambient air quality standards.

        Because of the delays resulting from the litigation over the new standards, the EPA's new schedule for implementing the ozone and fine particulate matter standards calls for designation of attainment and non-attainment areas under the two standards in 2004. Once these designations are published, states will be required to revise their implementation plans (SIPs) to achieve attainment of the revised standards. The revised SIPs are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.

        In December 2003, the EPA proposed rules that would require states to revise their state implementation plans to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter. This proposed "Interstate Air Quality" rule is designed to be completed before states must revise their SIPs to address local reductions needed to meet the new ozone and fine particulate matter standards. The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide. The proposed rule would affect 27 states, including Pennsylvania. The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015. The EPA is expected to issue final rules in December 2004.

        At this time, EME Homer City cannot predict the emission reduction targets that the EPA will ultimately adopt or the specific compliance timing. In addition, any additional obligations on EME Homer City's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until Pennsylvania revises its SIP. Depending upon the final standards that are adopted, EME Homer City may incur substantial costs or financial impacts resulting from required capital improvements or operational charges.

New Source Review Requirements

        On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act's new source review, or NSR, requirements related to modifications of air emissions sources at electric generating stations.

        Several utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations. These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units. The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized. However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of EPA's proposed NSR reforms (discussed immediately below). In January 2004, EPA announced new enforcement actions against several power generating facilities.

        On December 31, 2002, the EPA finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits. Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003. To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

        A federal district court, ruling on a lawsuit filed by EPA, found on August 7, 2003, that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary pre-construction permits. On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects.

        On October 27, 2003, EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This clearer definition of "routine maintenance, repair and replacement," would provide EME Homer City greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements, and might mitigate the potential impact of the Ohio Edison decision. However, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

        Prior to EME Homer City's purchase of the Homer City facilities, the United States EPA requested information under Section 114 of the Clean Air Act from the prior owners of the plant concerning physical changes at the plant. This request was part of the EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. Other than this request for information, no NSR enforcement-related proceedings have been initiated by the EPA with respect to EME Homer City's facilities.

        EPA's enforcement policy on alleged NSR violations is currently uncertain. These developments will continue to be monitored by EME Homer City to assess what implications, if any, they will have on the operation of its power plants, or on EME Homer City's results of operations or financial position.

Federal Legislative Initiatives

        There have been a number of bills introduced in the last session of Congress and the current session of Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, EME Homer City is not able to evaluate the potential impact of these proposals at this time.

Environmental Remediation and Asbestos

        Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several. The cost of investigation, remediation or removal of these substances may be substantial.

        In connection with the ownership and operation of its facilities, EME Homer City may be liable for these costs. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs of removal or remediation of a release or threatened release of hazardous or toxic substances at that disposal or treatment facility, whether or not that facility is owned or operated by that person. Some environmental laws and regulations create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the remediation of contamination. The owner of a contaminated site and persons who arrange for the disposal of hazardous substances at that site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site. In connection with the ownership and operation of its facilities, EME Homer City may be liable for these costs.

        Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, EME Homer City may be liable for these costs. EME Homer City has agreed to indemnify the sellers of the Homer City facilities for specified environmental liabilities. See "Commitments—Guarantees and Indemnities" for a discussion of the indemnity agreement.

International

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

        In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate-change related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change. Apart from the Kyoto Protocol, Midwest Generation may be impacted by future federal or state legislation relating to controlling greenhouse gas emissions. To date, none have passed through Congress. In addition, there have been several petitions from states and other parties to compel the EPA to regulate greenhouse gases under the Clean Air Act. On September 3, 2003, the EPA denied a petition by Massachusetts, Maine and Connecticut to compel EPA under the Clean Air Act to require EPA to establish a national ambient air quality standard for carbon dioxide. Since that time, 11 states and other entities have filed suits against EPA in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit), and, the D.C. Circuit has granted intervention requests from 10 states that support EPA's ruling. The D.C. Circuit has not yet ruled on this matter.

        Notwithstanding the Bush administration position, environment ministers from around the world have reached a compromise agreement on the mechanics and rules of the Kyoto Protocol. The compromise agreement is believed to clear the way for countries to begin the treaty ratification process.

        For the treaty to come into effect, approximately 55 countries that also represent at least 55% of the greenhouse gas emissions of the developed world must ratify it. Currently, the countries ratifying the Kyoto Protocol account for 44.2% of carbon dioxide emissions. Although Russia also indicated at the Johannesburg Summit on September 2002 its desire to ratify the treaty, it stepped back from that position in late 2003 and has yet to set a date for ratification. Representing 17.4% of the developed world's greenhouse gas emissions, Russian ratification is essential to bring the treaty into effect.

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

        The United States has indicated that it will support a decision to take international action on mercury at the Global Ministerial Environment Forum. However, the United States has further stated that it does not support negotiation of a legally-binding convention at this time. In general, the United States approach: 1) agrees that there is sufficient evidence of adverse impacts of mercury to warrant international action, 2) urges countries to take actions within the context of their national circumstances to identify exposed populations and to reduce anthropogenic emissions of mercury, 3) recommends the establishment of a "Mercury Program" within UNEP, 4) recommends coordination between UNEP and other international organizations that work on mercury issues such as the World Health Organization, and 5) asks countries to make voluntary contributions to support efforts of the Mercury Program under UNEP.

        If EME Homer City does become subject to limitations on emissions of mercury from its coal-fired electric generating plants, these requirements could have a significant economic impact on its operations.

Note 11. Lease Commitments

        EME Homer City had operating and capital leases in place relating mainly to flue gas conditioning equipment and trucks. At December 31, 2003, the future minimum payments over the next five years were as follows:

Years Ending December 31,	Operating Leases	Capital Leases
2004	$116	$234
2005	86	136
2006	86	—
2007	44	—
2008	24	—

Total future commitments	$356	370

Amount representing interest		29

Net commitments		$341

        Operating lease expense amounted to $0.4 million, $0.3 million and $0.6 million in 2003, 2002 and 2001, respectively. See "—Note 4. Sale-Leaseback Transaction" for lease commitments related to the facility leases.

Note 12. Related Party Transactions

Edison Mission Marketing & Trading Agreements

        EME Homer City entered into a Master Purchase, Sale and Services Agreement with its marketing affiliate effective October 31, 2002, pursuant to which Edison Mission Marketing & Trading arranges for purchases and sales of the following products, including services related thereto: (i) electric energy and capacity; (ii) fuel oil; and (iii) emissions allowances. This Master Purchase, Sale and Services Agreement replaces the NOx Allowance Sales Agreement and the Energy Sales Agreement with the marketing affiliate, both dated March 18, 1999.

        EME Homer City compensates Edison Mission Marketing & Trading in accordance with the following table with respect to these transactions and reimburses its marketing affiliate for brokers fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Energy and/or capacity	$.02/MWhr ($.02/MW-day for capacity)
Fuel oil	$.05/bbl
Emissions allowances	$.25/SO2 allowance; and $25/NOx allowance

        The net fees earned by Edison Mission Marketing & Trading were $0.9 million, $0.3 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Beginning in the fourth quarter of 2002, EME Homer City received accelerated payments under its agreement with Edison Mission Marketing & Trading, whereby Edison Mission Marketing & Trading paid EME Homer City in the same month that power generation was delivered and prepaid a portion of the following month's expected power generation. Beginning in the second quarter of 2003, Edison Mission Marketing & Trading began prepaying in full for the following month's expected power generation. As a result of the accelerated payments, EME Homer City had payables at December 31, 2003 and 2002 due to Edison Mission Marketing & Trading of $45.0 million and $10.6 million, respectively.

        EME Homer City entered into several transactions through Edison Mission Marketing & Trading for the purchase of SO2 allowances from another affiliate of EME. All transactions were completed at market price on the date of the transaction. Total consideration paid was $10.3 million, $5.1 million and $10.2 million during 2003, 2002 and 2001, respectively. In addition, EME Homer City paid Edison Mission Marketing & Trading $0.6 million during 2003 for the purchase of NOx allowances, which were priced at market price on the date of the transaction.

        During 2003, Edison Mission Marketing & Trading entered into agreements using the capacity of the Homer City facilities to participate in auction revenue rights awarded through PJM to load serving entities. The auction revenue rights are applicable to the period from June 1, 2003 through May 31, 2004, and the benefits of such agreements will flow through to EME Homer City. EME Homer City's share of auction revenue rights was $16.5 million, of which $13.3 million had been received by December 31, 2003. Payments for the remaining auction revenue rights are due ratably over the auction year. Revenue related to the auction revenue rights are recognized on a straight-line basis over the period of the agreements.

        During 2002, EME Homer City entered into four capacity swap agreements and two energy price basis swap agreements with Edison Mission Marketing & Trading. Each agreement was at fair market value at the time of the transaction. Payments received in 2003 and 2002 under these agreements amounted to $2.9 million and $2.3 million, respectively.

        During 2001, EME Homer City entered into an option for installed capacity, and five transactions, including the exercise of the aforementioned option, for installed capacity with Edison Mission Marketing & Trading. Each transaction was at fair market value for such installed capacity at the time. Payments for the option and the five transactions amounted to approximately $29.5 million.

Fuel Services Agreements

        EME Homer City entered into agreements with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of these agreements, EME Homer City pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under these agreements for each of the three years ended December 31, 2003, 2002 and 2001 was $0.3 million.

Affiliate Financing

        EME Homer City has obtained financing from Edison Mission Finance in connection with its acquisition of the Homer City facilities. For further discussion, see "—Note 6. Long-Term Debt."

Services Agreements with Edison Mission Energy and Edison International

        Certain administrative services such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs, payroll funding and other services totaling $30.5 million, $31.0 million and $26.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Contribution of Services by Midwest Generation EME, LLC

        Midwest Generation EME, LLC is a subsidiary of EME that provides executive management, legal, human resources, accounting and other administrative services in Chicago on EME Homer City's behalf without charge. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of EME Homer City's financial results, although EME Homer City does not have a cash obligation to pay for these activities. The cost of these services, after tax, was $1.9 million and $2.2 million for the periods ended December 31, 2003 and 2002, respectively. EME Homer City has reflected these activities as a non-cash contribution of services by its parent in the accompanying financial statements. Prior to 2002, EME Homer City was not charged for an allocation of Midwest Generation EME because Midwest Generation EME's principal focus was on power plants in Illinois.

Note 13. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2003	2002	2001
Cash paid:
Interest	$200,494	$87,177	$169,287
Income taxes (receipts)	$3,248	$—	$73,000
Non-cash investing and financing activities:
Relief of long-term debt	$—	$—	$830,000
Lease financing obligation	$—	$688	$1,591,318
Reduction in affiliate debt due to tax-allocation agreement offset	$—	$73,688	$—

Note 14. Quarterly Financial Data (unaudited)

	First	Second	Third(i)	Fourth	Total
2003
Operating revenues	$140,511	$107,966	$156,732	$125,894	$531,103
Operating income	58,359	17,609	72,953	39,233	188,154
Provision (benefit) for income taxes	8,408	(9,361)	15,259	4,145	18,451
Income (loss) before accounting change	10,199	(11,361)	18,608	(3,199)	14,247
Net income (loss)	9,241	(11,361)	18,608	(3,199)	13,289
	First(ii)	Second(ii)	Third(i)	Fourth	Total
2002
Operating revenues	$85,519	$80,484	$118,011	$103,476	$387,490
Operating income	14,656	2,337	42,300	27,303	86,596
Provision (benefit) for income taxes	(11,629)	(18,769)	(92)	(4,422)	(34,912)
Net income (loss)	(15,453)	(21,055)	288	(9,476)	(45,696)

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

Business Experience

        Listed below are the current directors and the executive officers of Mission Energy Westside and their ages and positions as of March 11, 2004.

Name	Age	Position	Position Held Continuously Since
Georgia R. Nelson	54	Director, President	January 2000
Ronald L. Litzinger	44	Director, Vice President	January 2000
Kevin M. Smith	45	Director, Treasurer and Vice President	April 1998
John P. Finneran, Jr.	44	Director, Vice President	April 2003
Benjamin B. Abedine	51	Director	September 2003
Raymond W. Vickers	61	Director	March 1999
John K. Deshong	50	Vice President	August 2000
Rebecca J. Lauer	47	Vice President and General Counsel	November 2002

        Described below are the principal occupations and business activities of the directors and executive officers of Mission Energy Westside for the past five years, in addition to their positions indicated above.

        Ms. Nelson has been general manager, Americas Region of Edison Mission Energy since January 2002. Ms. Nelson has been senior vice president of Edison Mission Energy since January 1996 and has been president of Midwest Generation EME, LLC since May 1999. From January 1996 until June 1999, Ms. Nelson was senior vice president, Worldwide Operations. Ms. Nelson was division president of Edison Mission Energy's Americas region from January 1996 to January 1998. Ms. Nelson also serves as a director of Tower Automotive, Inc.

        Mr. Litzinger has been senior vice president and chief technical officer of Edison Mission Energy since January 2002. From June 1999 to January 2002, Mr. Litzinger was senior vice president of Edison Mission Energy's Worldwide Operations. Mr. Litzinger served as vice president of O&M Business Development from December 1998 to May 1999. Mr. Litzinger has been with Edison Mission Energy since November 1995, serving as both regional vice president of O&M Business Development and manager of O&M Business Development until December 1998.

        Mr. Smith has been senior vice president and chief financial officer of Edison Mission Energy since May 1999. Mr. Smith has also served as treasurer of Edison Mission Energy from September 1992 to February 2000 and since May 2002. Mr. Smith was elected a vice president in 1994 and from March 1998 to September 1999, Mr. Smith also held the position of regional vice president of Americas region of Edison Mission Energy.

        Mr. Finneran has been vice president and regional vice president of Finance of Americas region of Edison Mission Energy since September 1999. From September 1998 to September 1999, Mr. Finneran was senior vice president of finance and treasurer of Richfood Holdings.

        Mr. Abedine has served as independent director of Mission Energy Westside since September 2003. Mr. Abedine has been senior vice president and chief financial officer of Lord Securities Corporation since 2000. Prior to joining Lord Securities, Mr. Abedine ran his own accounting practice, Benjamin B. Abedine, CPA.

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

        Mr. Deshong has been vice president of Tax of Edison Mission Energy since June 2000. From November 1998 until June 2000, Mr. Deshong was regional vice president of Tax of Edison Mission Energy's Americas region. Mr. Deshong served as regional vice president of Tax of Edison Mission Energy's Americas region from November 1998 to June 2000. From April 1997 to November 1998, Mr. Deshong served as director, Tax Planning and Special Projects of Edison Mission Energy. Prior to joining Edison Mission Energy, Mr. Deshong was director of Tax at United States Enrichment Corporation from December 1995 to April 1997.

        Ms. Lauer has been vice president of Legal of Edison Mission Energy's Americas region and vice president and general counsel of Midwest Generation EME, LLC since November 2002. Prior to joining Edison Mission Energy, Ms. Lauer was vice president and general counsel for Exelon Energy Delivery and Commonwealth Edison from May 2000 to April 2001. Ms. Lauer had been with Commonwealth Edison serving as deputy general counsel, associate general counsel and senior counsel since 1995.

Audit Committee Financial Expert

        The board of directors of Mission Energy Westside has determined that EME Homer City has at least one audit committee financial expert (as defined in rules of the Securities and Exchange Commission) serving on its audit committee. The name of the audit committee financial expert is Kevin M. Smith, who is not an independent director.

Code of Ethics for Senior Financial Officers

        EME Homer City has adopted a code of business conduct and ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is posted under the heading "Corporate Governance" on the Internet website maintained by EME Homer City's ultimate parent at www.edisoninvestor.com. Any amendment to or waiver from a provision of the code of business conduct and ethics that must be disclosed under rules and forms of the Securities and Exchange Commission will be disclosed at the same Internet website address within five business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

        The directors and officers of Mission Energy Westside receive no compensation for their services as directors and officers, except that Mission Energy Westside's independent director, Mr. Abedine, receives customary compensation. During 2003, Mr. Abedine received an annual fee of $4,000 for providing independent directorship services.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other Management Transactions

        In July 1999, EME made an interest-free loan to Georgia R. Nelson, who at that time was Senior Vice President and President of Midwest Generation EME, LLC, in the amount of $179,800 in exchange for a note executed by Ms. Nelson and payable to EME 365 days following the conclusion of her assignment in Chicago, Illinois. The entire note was paid in full in July 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

        The following table sets forth the aggregate fees billed to EME Homer City Generation L.P. for the fiscal years ended December 31, 2003 and December 31, 2002, by PricewaterhouseCoopers LLP:

EME Homer City Generation LLP
	Year	($000)
Audit Fees: PricewaterhouseCoopers	2003 2002	135 128
Audit Related Fees: PricewaterhouseCoopers	2003 2002	— —
Tax Fees: PricewaterhouseCoopers	2003 2002	— —
All Other Fees: PricewaterhouseCoopers	2003 2002	— —

        The Edison International Audit Committee reviews with management and pre-approves all audit services to be performed by the independent accountants and all non-audit services that are not prohibited and that require pre-approval under the Securities Exchange Act. The Edison International Audit Committee's pre-approval responsibilities may be delegated to one or more Edison International Audit Committee members, provided that such delegate(s) presents any pre-approval decisions to the Edison International Audit Committee at its next meeting. The independent auditors must assure that all audit and non-audit services provided to EME Homer City Generation LLP have been approved by the Edison International Audit Committee.

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

  (b)
  Reports on Form 8-K

    EME Homer City Generation L.P. filed the following reports on Form 8-K during the quarter ended December 31, 2003.

Date of Report	Dated Filed	Item(s) Reported
October 28, 2003	October 29, 2003	5
December 11, 2003	December 12, 2003	5, 7
  (c)
  Exhibits

Exhibit No.	Description
3.1	EME Homer City Generation L.P. Agreement of Limited Partnership incorporated by reference to Exhibit 3.13 to Edison Mission Holding Co.'s registration statement on Form S-4 filed with the Securities and Exchange Commission on December 3, 1999 (File No. 333-92047).
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
4.9.1	Schedule identifying substantially identical agreements to Open-End Mortgage, Security Agreement and Assignment of Rents constituting Exhibit 4.9 hereto.*
10.1
Transition Power Purchase Agreement, dated August 1, 1998, between New York State Electric & Gas Corporation and Mission Energy Westside Inc., incorporated by reference to Exhibit 10.52 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
10.2
Guarantee, dated August 1, 1998, between Edison Mission Energy, Pennsylvania Electric Company, NGE Generation, Inc. and New York State Electric & Gas Corporation, incorporated by reference to Exhibit 10.54 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
10.3
Amended and Restated Guarantee and Collateral Agreement, dated as of December 7, 2001, made by EME Homer City Generation L.P. in favor of The Bank of New York as successor to United States Trust Company of New York, as Collateral Agent, incorporated by reference to Exhibit 10.16.4 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.4
Amended and Restated Security Deposit Agreement, dated as of December 7, 2001, among EME Homer City Generation L.P. and The Bank of New York as Collateral Agent, incorporated by reference to Exhibit 10.18.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.5
Asset Purchase Agreement, dated August 1, 1998, between Pennsylvania Electric Company, NGE Generation, Inc., New York State Electric & Gas Corporation and Mission Energy Westside, Inc., incorporated by reference to Exhibit 2.4 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.

10.6
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
10.6.1
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
10.7
Amended and Restated Subordinated Revolving Loan Agreement, dated as of December 8, 2003, by and between EME Homer City Generation L.P., as Borrower and Edison Mission Finance Co., as Lender, incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 8-K dated December 11, 2003.
10.8
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
10.9
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
10.10
Assignment Agreement, dated December 7, 2001, between The Bank of New York, EME Homer City Generation L.P., Edison Mission Marketing & Trading, Inc. and Edison Mission Energy Fuel Services, Inc., incorporated by reference to Exhibit 10.29 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.11
Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of April 1, 2002, by and among Homer City OL1 LLC and Westdeutsche Landesbank Girozentrale, New York Branch, as issuing bank and agent, incorporated by reference to Exhibit 10.30.2 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended June 30, 2002.
10.11.1
Schedule identifying substantially identical agreements to the Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement constituting Exhibit 10.30.2 hereto, incorporated by reference to Exhibit 10.30.3 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended June 30, 2002.
10.12
Sub-Assignment Agreement, dated as of December 7, 2001, between The Bank of New York, EME Homer City Generation L.P., Edison Mission Marketing & Trading, Inc., and Edison Mission Energy Fuel Services, Inc., incorporated by reference to Exhibit 10.31 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.

10.13
Tax-Allocation Agreement, effective January 1, 2002, by and between EME Homer City Generation L.P. and Edison Mission Holdings Co., incorporated by reference to Exhibit 10.32 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended September 30, 2002.
10.14
Master Purchase, Sale and Services Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.33 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2002.
10.15
Master Emissions Allowance Purchase and Sale Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.34 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2002.
10.16
Power Purchase and Sale Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.35 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2002.
21	List of Subsidiaries of EME Homer City Generation L.P.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32	Statement Pursuant to 18 U.S.C. Section 1350.*

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EME Homer City Generation L.P. (Registrant)

By:	Mission Energy Westside Inc., General Partner

	By:	/s/ KEVIN M. SMITH
Kevin M. Smith Director, Vice President and Treasurer

Date:	March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ GEORGIA R. NELSON Georgia R. Nelson	President	March 12, 2004
Principal Financial Officers:
/s/ KEVIN M. SMITH Kevin M. Smith	Vice President, Treasurer and Director	March 12, 2004
/s/ JOHN P. FINNERAN, JR. John P. Finneran, Jr.	Vice President and Director	March 12, 2004
Principal Accounting Officer:
/s/ MARK C. CLARKE Mark C. Clarke	Vice President and Controller	March 12, 2004

Majority of Board of Directors:
/s/ GEORGIA R. NELSON Georgia R. Nelson	Director	March 12, 2004
/s/ RONALD L. LITZINGER Ronald L. Litzinger	Vice President and Director	March 12, 2004
/s/ RAYMOND W. VICKERS Raymond W. Vickers	Director	March 12, 2004

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES