Form 10-Q
period 2004-03-31
EME HOMER CITY GENERATION LP
filed 2004-05-07
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

    (Mark One)

  ☒
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 2004

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

       Number of shares outstanding of the registrant's Common Stock as of May 7, 2004: Not applicable.

TABLE OF CONTENTS

		Page
	PART I – Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23
PART II – Other Information
Item 6.	Exhibits and Reports on Form 8-K	24
	Signatures	25

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Revenues from Marketing Affiliate
Energy revenues	$110,616	$145,750
Capacity revenues	7,750	3,041
Gain (loss) from price risk management	1,663	(8,280)

Total operating revenues	120,029	140,511

Operating Expenses
Fuel	44,105	48,129
Plant operations	28,766	17,429
Depreciation and amortization	15,878	15,554
Administrative and general	(10)	1,040

Total operating expenses	88,739	82,152

Operating income	31,290	58,359

Other Income (Expense)
Interest and other income	465	772
Interest expense	(37,858)	(40,524)

Total other expense	(37,393)	(39,752)

Income (loss) before income taxes and accounting change	(6,103)	18,607
Provision (benefit) for income taxes	(2,750)	8,408

Income (Loss) Before Accounting Change	(3,353)	10,199
Cumulative effect of change in accounting, net of tax (Note 6)	—	(958)

Net Income (Loss)	$(3,353)	$9,241

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended March 31,
	2004	2003
Net Income (Loss)	$(3,353)	$9,241
Other comprehensive loss, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $28,603 and $14,003 for the three months ended March 31, 2004 and 2003, respectively	(34,835)	(17,075)
Reclassification adjustments included in net income, net of income tax benefit of $10,969 and $7,037 for the three months ended March 31, 2004 and 2003, respectively	13,376	8,581

Other comprehensive loss	(21,459)	(8,494)

Comprehensive Income (Loss)	$(24,812)	$747

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands, Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$82,526	$91,975
Fuel inventory	18,121	12,823
Spare parts inventory	23,489	23,959
Deposits under lease swap agreement	35,016	35,016
Assets under price risk management	585	4,659
Other current assets	4,505	7,824

Total current assets	164,242	176,256

Property, Plant and Equipment	2,109,443	2,105,680
Less accumulated depreciation and amortization	179,402	163,498

Net property, plant and equipment	1,930,041	1,942,182

Deferred taxes	47,867	27,849
Restricted cash	40,000	40,000

Total Assets	$2,182,150	$2,186,287

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$5,313	$7,285
Accrued liabilities	35,150	29,137
Due to affiliates	62,523	72,383
Interest payable	68,540	40,273
Interest payable to affiliates	9,247	10,184
Liabilities under price risk management	46,196	13,426
Current portion of lease financing	29,622	29,617

Total current liabilities	256,591	202,305

Long-term debt to affiliate	467,569	498,104
Lease financing, net of current portion	1,397,305	1,397,361
Benefit plans and other	30,462	33,928

Total Liabilities	2,151,927	2,131,698

Commitments and Contingencies (Note 4)
Partners' Equity	30,223	54,589

Total Liabilities and Partners' Equity	$2,182,150	$2,186,287

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2003	$53,713	$876	$54,589
Net loss	(3,350)	(3)	(3,353)
Non-cash contribution	445	1	446
Other comprehensive loss	(21,437)	(22)	(21,459)

Balance at March 31, 2004	$29,371	$852	$30,223

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities
Income (loss) after accounting change, net	$(3,353)	$9,241
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,878	15,556
Non-cash contribution of services	446	393
Deferred taxes	(20,018)	1,765
Cumulative effect of change in accounting, net of tax	—	958
Decrease (increase) in due to/from affiliates	(9,860)	27,563
Decrease (increase) in inventory	(4,828)	2,872
Decrease (increase) in other assets	3,319	(3,065)
Increase (decrease) in accounts payable	(1,972)	1,689
Increase in accrued liabilities	6,013	7,694
Increase in interest payable	27,330	19,229
Increase (decrease) in other liabilities	(3,466)	1,908
Increase in net liabilities under price risk management	15,385	15,245

Net cash provided by operating activities	24,874	101,048

Cash Flows From Financing Activities
Borrowings on long-term obligations from affiliates	60	6,856
Repayments on debt obligations from affiliates	(30,595)	—
Repayments of lease financing	(50)	(45)

Net cash provided by (used in) financing activities	(30,585)	6,811

Cash Flows From Investing Activities
Capital expenditures	(3,738)	(9,221)

Net cash used in investing activities	(3,738)	(9,221)

Net increase (decrease) in cash and cash equivalents	(9,449)	98,638
Cash and cash equivalents at beginning of period	91,975	59,174

Cash and cash equivalents at end of period	$82,526	$157,812

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004
(Dollars in thousands; Unaudited)

Note 1. General

       In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

       EME Homer City's significant accounting policies are described in Note 2 to its financial statements as of December 31, 2003 and 2002, included in its annual report on Form 10-K for the year ended December 31, 2003. EME Homer City follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements. Terms used but not defined in this report are defined in EME Homer City's 2003 annual report.

Note 2. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$(9,872)	$(9,872)
Current period change	(21,459)	(21,459)

Balance at March 31, 2004	$(31,331)	$(31,331)

       Unrealized losses on cash flow hedges at March 31, 2004 primarily include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are higher than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, approximately $31.3 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2004.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $6.3 million and $(7.5) million during the first quarters of 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in gains (losses) from price risk management in the income statement.

Note 3. Employee Benefit Plans

Pension Plan

       EME Homer City previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1.8 million to its pension plan in 2004. As of March 31, 2004, $0.8 million in contributions have been made. EME Homer City anticipates that its original expectation will be met by year-end 2004.

       Components of pension expense are:

	Three Months Ended March 31,
	2004	2003
Service cost	$376	$349
Interest cost	245	215
Expected return on plan assets	(169)	(126)
Net amortization and deferral	—	7

Total expense	$452	$445

Postretirement Benefits Other Than Pensions

       EME Homer City previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $12 thousand to its postretirement benefits other than its pension plan in 2004. As of March 31, 2004, $3 thousand in contributions have been made. EME Homer City anticipates that its original expectation will be met by year-end 2004.

       Components of postretirement benefits expense are:

	Three Months Ended March 31,
	2004	2003
Service cost	$153	$138
Interest cost	232	208
Expected return on plan assets	—	—
Net amortization and deferral	(15)	(17)

Total expense	$370	$329

Note 4. Commitments and Contingencies

Capital Improvements

       At March 31, 2004, EME Homer City had firm commitments to spend approximately $3.2 million on capital expenditures for 2004. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

       EME Homer City has entered into additional fuel purchase agreements with various third-party suppliers during the first three months of 2004. EME Homer City's fuel purchase commitments under these agreements are currently estimated to be $5.8 million for 2004, $18.4 million for 2005, $30 million for 2006, and $30 million for 2007.

Commitments

Interconnection Agreement

       EME Homer City's general partner, Mission Energy Westside, has entered into an interconnection agreement with New York State Electric & Gas Corporation, or NYSEG, and Pennsylvania Electric Company, or Penelec, an affiliate of GPU, Inc., to provide interconnection services necessary to interconnect the Homer City facilities with NYSEG and Penelec's transmission systems. Unless terminated earlier in accordance with specified terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend such interconnection services (but not the expiration of the agreement) to modifications, additions, upgrades or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition, upgrade or repowering to the Homer City units.

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

Income Taxes

       EME Homer City is, and may in the future be, under examination by tax authorities with respect to positions it takes in connection with the filing of its tax returns. Matters raised upon tax audit may involve substantial amounts, which, if resolved unfavorably, could possibly be material, though EME Homer City does not believe such an unfavorable resolution is likely to occur. In EME Homer City's opinion, it is unlikely that the resolution of any such tax audit matters will have a material adverse effect upon EME Homer City's financial condition or results of operations.

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

Note 5. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2004	2003
Cash paid for interest	$10,426	$21,196

Note 6. Cumulative Effect of Change in Accounting Principle

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

Note 7. New Accounting Pronouncements

Statement of Financial Accounting Standards Interpretation No. 46

       In December 2003, the FASB re-issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004. The adoption of this standard had no impact on EME Homer City's financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements. These statements are based on EME Homer City Generation L.P.'s (EME Homer City's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth in "—Market Risk Exposures" below, and under "—Risk Related to the Business" in the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003.

       The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2003, and as compared to the first quarter ended March 31, 2003. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003.

       The MD&A presents a discussion of management's focus during the first quarter of 2004, and a discussion of EME Homer City's financial results and its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Overview

Introduction

       EME Homer City was formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 MW for the purpose of producing electric energy. In December 2001, EME Homer City completed a sale-leaseback of the Homer City facilities to third-party lessors which is accounted for as a lease financing for financial reporting purposes.

       EME Homer City derives revenue from the sale of energy, capacity and ancillary services into PJM Interconnection, LLC, commonly referred to as PJM, and the New York Independent System Operator, or NYISO, and from bilateral contracts with power marketers and load serving entities within PJM and NYISO. EME Homer City has entered into a contract with a marketing affiliate for the sale of energy, capacity and ancillary services from the Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure.

Overview of EME Homer City's First Quarter Operating Performance

       EME Homer City's net loss for the first quarter of 2004 was $3.4 million compared to net income of $9.2 million for the first quarter of 2003. The 2004 loss is primarily due to an unplanned outage in February 2004. The Homer City plant had an unplanned outage related to Unit 1, but maintenance plans were adjusted to bring forward into the first quarter an outage scheduled for May 2004, thereby partially mitigating the impact for the year. As a result of the February 2004 outage, EME Homer City's plant availability factor decreased to 73.6% during the first quarter of 2004 from 88.9% in the first quarter of 2003. Power prices for merchant sales during the first quarter of 2004 and 2003 were favorably impacted by higher natural gas prices. The average realized price of power sold from the Homer City plant was $36.63 during the first quarter of 2004, compared to $39.82 during the first quarter of 2003.

       In order to make a distribution, EME Homer City must be in compliance with the covenants specified in the lease agreements, including a senior rent service coverage ratio for the prior twelve-month period (taken as a whole) which must be greater than 1.7 to 1. The senior rent service coverage ratio is defined as all income and receipts of EME Homer City less amounts paid for operating expenses, required capital expenditures, taxes and financing fees divided by the aggregate amount of the debt portion of the rent, plus fees, expenses and indemnities due and payable with respect to the lessor's debt service reserve letter of credit. During the 12 months ended March 31, 2004, the senior rent service coverage ratio was 3.43 to 1.

Critical Accounting Policies and Estimates

       For a discussion of EME Homer City's critical accounting policies, refer to "Critical Accounting Policies and Estimates" on page 21 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Introduction

       This section discusses the results for the first quarters of 2004 and 2003 and the effect of new accounting pronouncements on EME Homer City's financial statements.

Summary

       The table below summarizes revenues as well as key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Three Months Ended March 31,
	2004	2003
Revenues (in millions)
Energy	$110	$146
Capacity	8	3
Gain (loss) from price risk management	2	(8)

Total revenues	$120	$141

Statistics – Coal-Fired Generation
Generation (in GWhr)	3,015	3,620
Availability(1)	73.6%	88.9%
Forced outage rate(2)	14.5%	6.7%
Average realized energy price/MWhr	$36.63	$39.82

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

Operating Revenues

       Operating revenues decreased $20.5 million in the first quarter of 2004, compared to the corresponding period of 2003. Energy and capacity sales were made through contracts with EME Homer City's marketing affiliate, Edison Mission Marketing & Trading. The 2004 decrease was primarily due to lower generation resulting from an unplanned outage at Unit 1 in February 2004.

       Income from price risk management activities increased $9.9 million in the first quarter of 2004, compared to the corresponding period of 2003. A significant portion of the 2004 increase was due to the ineffective portion of cash flow hedges resulting from decreases in the difference between energy prices at the PJM West Hub (the delivery point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded a net gain (loss) of $6.3 million and $(7.5) million during the first quarters of 2004 and 2003, respectively, representing the amount of the ineffective portion of cash flow hedges. Also included in income from price risk management activities in 2004 are losses of $4.7 million related to futures contracts that did not qualify for hedge accounting under SFAS No. 133. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

       Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally substantially higher during the third quarter of each year.

Operating Expenses

       Operating expenses increased $6.6 million in the first quarter of 2004, compared to the corresponding period of 2003. Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Fuel expenses decreased $4.0 million in the first quarter of 2004, compared to the corresponding period of 2003. The decrease was primarily due to lower generation due to an unplanned outage experienced in February 2004.

       Plant operations costs increased $11.3 million in the first quarter of 2004, compared to the corresponding period of 2003. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The increase is primarily due to higher maintenance costs from an outage as mentioned previously.

       Administrative and general expenses decreased $1.1 million in the first quarter ended March 31, 2004, compared to the corresponding period of 2003, primarily due to a change in estimate of Pennsylvania capital taxes.

Other Income (Expense)

       Interest expense decreased $2.7 million in the first quarter of 2004, compared to the corresponding period of 2003. Interest expense primarily relates to the lease financing of the Homer City facilities. Interest expense also includes interest of $9.5 million and $11.1 million in the first quarters ended March 31, 2004 and 2003, respectively, from EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

       EME Homer City had effective income tax provision (benefit) rates during the first three months of 2004 and 2003 of (45.1)% and 45.2%, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes.

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

New Accounting Pronouncements

Statement of Financial Accounting Standards Interpretation No. 46

       In December 2003, the FASB re-issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME Homer City holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004. The adoption of this standard had no impact on EME Homer City's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

       For a complete discussion of these issues, read this quarterly report in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2003.

Cash Flow

       At March 31, 2004, EME Homer City had cash and cash equivalents of $82.5 million compared to $92.0 million at December 31, 2003. Net working capital at March 31, 2004 was $(92.3) million compared to $(26.0) million at December 31, 2003.

       Net cash provided by operating activities decreased $76.2 million in the first three months of 2004 compared to the corresponding period of 2003. The change in operating cash flow is primarily due to losses in 2004 versus income in 2003 and the timing of cash receipts and disbursements related to working capital items.

       Net cash used in financing activities increased $37.4 million in the first three months of 2004, compared to the corresponding period of 2003.The increase is primarily due to a net paydown of affiliate debt in 2004.

       Net cash used in investing activities decreased $5.5 million in the first three months of 2004, compared to the corresponding period of 2003. The decrease is due to a reduction in capital expenditures.

Current

       EME Homer City plans to spend approximately $13.1 million for the remainder of 2004 on capital expenditures. The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

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

       The rent payments that EME Homer City owes under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended March 31, 2004, the senior rent service coverage ratio was 3.43 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

       EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in the accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from this restricted cash account is permitted, provided EME Homer City maintains a specified reserve balance in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had approximately $40 million in restricted cash at March 31, 2004.

Distributions to Edison Mission Energy

       The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction (in millions):

	Three Months Ended March 31,
	2004	2003
Payment of interest	$10.4	$21.0
Payment of principal	30.6	—

Total payments	$41.0	$21.0

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

       Pursuant to EME Homer City's sale-leaseback documents, a below investment grade credit rating of Edison Mission Marketing & Trading restricts EME Homer City's ability to enter into trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of its facilities. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City currently sells all of the output from its facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that will allow it to enter into such sales, under specified conditions. EME Homer City continues to be in compliance with the terms of the consent; however, the consent is revocable. The sale-leaseback owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future. Revocation of the consent would not affect trades between Edison Mission Marketing & Trading and EME Homer City that had been entered into while the consent was still in effect. EME Homer City is permitted to sell the output of its facilities into the spot market at any time.

Contractual Obligations

Fuel Supply Contracts

       EME Homer City has entered into additional fuel purchase agreements with various third-party suppliers during the first three months of 2004. EME Homer City's fuel purchase commitments under these agreements are currently estimated to be $5.8 million for 2004, $18.4 million for 2005, $30 million for 2006, and $30 million for 2007.

Off-Balance Sheet Transactions

       For a discussion of EME Homer City's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" on page 32 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003.

Environmental Matters and Regulations

       For a discussion of EME Homer City's environmental matters, refer to "Environmental Matters and Regulations" on page 35 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003 and the notes to the Consolidated Financial Statements set forth therein. There have been no other significant developments with regard to environmental matters that affect disclosures presented in the annual report.

MARKET RISK EXPOSURES

Introduction

       EME Homer City's primary market risk exposures arise from fluctuations in electricity and fuel prices, emissions allowances and transmission rights. EME Homer City manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. Electric power generated at the Homer City facilities is sold under bilateral arrangements with domestic utilities and power marketers pursuant to transactions with terms of two years or less, or into the PJM or NYISO markets. These pools have short-term markets, which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

       This section discusses these market risk exposures under the following headings:

Page
Commodity Price Risk	19
Credit Risk	22
Interest Rate Risk	22
Regulatory Matters	22

       For a complete discussion of these issues, read this quarterly report in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2003.

Commodity Price Risk

       EME Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity, emission credits and ancillary services in the PJM and NYISO competitive markets. The following table depicts the average market prices per megawatt-hour in PJM during the first quarters of 2004 and 2003:

	24-Hour PJM Historical Energy Prices*
	2004	2003
January	$51.12	$36.56
February	47.19	46.13
March	39.54	46.85

Quarterly Average	$45.95	$43.18

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly real-time prices provided on the PJM-ISO web-site.

       As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first three months of 2004 were higher than the average historical market prices during the first three months of 2003. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices set forth in the table below.

       Sales made in the real-time or day-ahead market receive the actual spot prices at the Homer City busbar. In order to mitigate price risk from changes in spot prices at the Homer City busbar, EME Homer City's marketing affiliate may enter into forward contracts with counterparties for energy to be delivered in future periods. Currently, there is not a liquid market for entering into forward contracts at the Homer City busbar. A liquid market does exist for a delivery point known as the PJM West Hub, which the marketing affiliate's price risk management activities use to enter into forward contracts. EME Homer City's revenues with respect to such forward contracts include:

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

       Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, has the effect of raising prices at those delivery points affected by transmission congestion. During the past 12 months, an increase in transmission congestion at delivery points east of the Homer City facilities has resulted in prices at the PJM West Hub (which includes delivery points east of the Homer City facilities) being higher than those at the Homer City busbar on an average of two percent.

       By entering into forward contracts using the PJM West Hub as the delivery point, EME Homer City is exposed to "basis risk," which occurs when forward contracts are executed on a different basis (in this case PJM West Hub) than the actual point of delivery (Homer City busbar). In order to mitigate basis risk resulting from forward contracts using PJM West Hub as the delivery point, Edison Mission Marketing & Trading has participated in purchasing fixed transmission rights in PJM, and may continue to do so in the future. A fixed transmission right is a financial instrument that entitles the holder thereof to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, the marketing affiliate's price risk management activities include using fixed transmission rights alone or in combination with forward contracts to manage the risks associated with changes in prices within the PJM market.

       The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2004:

2004	24-Hour PJM West Forward Energy Prices*
April	$39.31
May	38.17
June	41.96
July	52.46
August	52.09
September	38.88
October	37.24
November	37.91
December	38.80
2005 Calendar "strip"(1)	$40.79

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

       EME Homer City's ability to make payments of lease rent on the facility leases depends on revenues generated by the facilities, which depend in part on market conditions for the sale of capacity and energy. These market conditions are beyond EME Homer City's control.

       EME Homer City's risk management policy allows for the use of derivative financial instruments through Edison Mission Marketing & Trading to limit financial exposure to energy prices for non-trading purposes. Use of these instruments exposes EME Homer City to commodity price risks, which include potential losses that can arise from a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME Homer City's risk management policies. Policies are in place that define risk tolerance for EME Homer City. Procedures exist that allow for monitoring of all commitments and positions with regular reviews by the risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured, and/or mitigated.

       The following table summarizes the fair values for outstanding financial instruments used for price risk management activities. The increase in the liability related to the fair value of commodity contracts is due to the increase in average market prices for power since December 31, 2003 (in thousands).

	March 31, 2004	December 31, 2003
Commodity price:
Electricity contracts	$(45,611)	$(8,767)

       In assessing the fair value of EME Homer City's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME Homer City's commodity risk management assets and liabilities as of March 31, 2004 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(45,611)	$(45,611)	$—	$—	$—

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

       Approximately 38% of the energy and capacity sales from the Homer City facilities in the first three months of 2004 were to BP Energy Company, a third-party customer (an investment grade affiliate of BP Energy has guaranteed payment of amounts due under the related contracts).

Interest Rate Risk

       EME Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its outstanding long-term debt with its affiliate. EME Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

Regulatory Matters

       For a discussion of EME Homer City's regulatory matters, refer to "Regulatory Matters" on page 9 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003. There have been no significant developments with regard to regulatory matters that affect disclosures presented in the annual report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 41 of EME Homer City's annual report on Form 10-K for the fiscal year ended December 31, 2003. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

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

PART II – OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.	Description
10.1	Management and Administration Agreement, effective as of April 27, 2004, between EME Homer City Generation, L.P. and Midwest Generation EME, LLC.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ Kevin M. Smith Kevin M. Smith Director, Vice President and Treasurer
Date:	May 7, 2004
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Director and Vice President
Date:	May 7, 2004

QuickLinks

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
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
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2004 (Dollars in thousands; Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II – OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES