Form 10-Q
period 2004-06-30
EME HOMER CITY GENERATION LP
filed 2004-08-06
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

       Number of shares outstanding of the registrant's Common Stock as of August 6, 2004: Not applicable.

TABLE OF CONTENTS

		Page
PART I – Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
PART II – Other Information
Item 6.	Exhibits and Reports on Form 8-K	23
	Signatures	24

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF OPERATIONS
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Revenues from Marketing Affiliate
Energy revenues	$122,733	$95,321	$233,349	$241,071
Capacity revenues	7,913	7,255	15,663	10,296
Gains (losses) from price risk management	(8,215)	5,390	(6,552)	(2,890)

Total operating revenues	122,431	107,966	242,460	248,477

Operating Expenses
Fuel	51,081	40,357	95,186	88,486
Plant operations	26,053	33,186	54,819	50,615
Depreciation and amortization	15,632	15,617	31,510	31,171
Administrative and general	587	1,197	577	2,237

Total operating expenses	93,353	90,357	182,092	172,509

Operating income	29,078	17,609	60,368	75,968

Other Income (Expense)
Interest and other income (expense)	(26)	122	439	894
Interest expense	(37,373)	(38,453)	(75,231)	(78,977)

Total other expense	(37,399)	(38,331)	(74,792)	(78,083)

Loss before income taxes and accounting change	(8,321)	(20,722)	(14,424)	(2,115)
Benefit for income taxes	(1,538)	(9,361)	(4,288)	(953)

Loss Before Accounting Change	(6,783)	(11,361)	(10,136)	(1,162)
Cumulative effect of change in accounting, net of tax (Note 6)	—	—	—	(958)

Net Loss	$(6,783)	$(11,361)	$(10,136)	$(2,120)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Loss	$(6,783)	$(11,361)	$(10,136)	$(2,120)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(5,052) and $7,922 for the three months and $(33,655) and $(6,080) for the six months ended June 30, 2004 and 2003, respectively	(6,160)	9,661	(40,995)	(7,415)
Reclassification adjustments included in net loss, net of income tax benefit of $8,820 and $2,519 for the three months and $19,789 and $9,556 for the six months ended June 30, 2004 and 2003, respectively	10,756	3,073	24,132	11,654

Other comprehensive income (loss)	4,596	12,734	(16,863)	4,239

Comprehensive Income (Loss)	$(2,187)	$1,373	$(26,999)	$2,119

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands, Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$83,187	$91,975
Fuel inventory	16,072	12,823
Spare parts inventory	23,811	23,959
Deposits under lease swap agreement	—	35,016
Assets under price risk management	518	4,659
Other current assets	2,634	7,824

Total current assets	126,222	176,256

Property, Plant and Equipment	2,117,809	2,105,680
Less accumulated depreciation and amortization	195,051	163,498

Net property, plant and equipment	1,922,758	1,942,182

Deferred taxes	51,331	27,849
Restricted cash	40,000	40,000

Total Assets	$2,140,311	$2,186,287

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$3,215	$7,285
Accrued liabilities	27,836	29,137
Due to affiliates	83,058	72,383
Interest payable	27,415	40,273
Interest payable to affiliates	10,723	10,184
Advances under lease swap agreement	18,049	—
Liabilities under price risk management	44,586	13,426
Current portion of lease financing	40,729	29,617

Total current liabilities	255,611	202,305

Long-term debt to affiliate	469,489	498,104
Lease financing, net of current portion	1,356,739	1,397,361
Benefit plans and other	30,436	33,928

Total Liabilities	2,112,275	2,131,698

Commitments and Contingencies (Note 4)
Partners' Equity	28,036	54,589

Total Liabilities and Partners' Equity	$2,140,311	$2,186,287

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2003	$53,713	$876	$54,589
Net loss	(10,035)	(101)	(10,136)
Non-cash contribution	445	1	446
Other comprehensive loss	(16,694)	(169)	(16,863)

Balance at June 30, 2004	$27,429	$607	$28,036

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities
Loss after accounting change, net	$(10,136)	$(2,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,528	31,176
Non-cash contribution of services	446	871
Deferred taxes	(23,482)	3,238
Cumulative effect of change in accounting, net of tax	—	958
Increase in due to/from affiliates	10,675	32,468
Increase in inventory	(3,101)	(486)
Decrease in other assets	5,190	1,021
Increase (decrease) in accounts payable	(4,070)	3,651
Increase (decrease) in accrued liabilities	(1,301)	20,258
Decrease in interest payable	(12,319)	(56,329)
Increase (decrease) in other liabilities	(3,492)	17,261
Increase (decrease) in net liabilities under price risk management	18,438	(543)

Net cash provided by operating activities	8,376	51,424

Cash Flows From Financing Activities
Advances under lease swap agreement	53,065	85,783
Borrowings on long-term obligations from affiliates	1,980	—
Repayments of debt obligations from affiliates	(30,595)	(49,185)
Repayments of lease financing	(29,510)	(59,609)

Net cash used in financing activities	(5,060)	(23,011)

Cash Flows From Investing Activities
Capital expenditures	(12,104)	(22,634)
Decrease in restricted cash	—	37,909

Net cash provided by (used in) investing activities	(12,104)	15,275

Net increase (decrease) in cash and cash equivalents	(8,788)	43,688
Cash and cash equivalents at beginning of period	91,975	59,174

Cash and cash equivalents at end of period	$83,187	$102,862

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
(Dollars in thousands; Unaudited)

Note 1. General

       In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

Note 2. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$(9,872)	$(9,872)
Current period change	(16,863)	(16,863)

Balance at June 30, 2004	$(26,735)	$(26,735)

       Unrealized losses on cash flow hedges at June 30, 2004 primarily include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are higher than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, approximately $26.7 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2004.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $(6.3) million and $3.7 million during the second quarters of 2004 and 2003, respectively, and $239 and $(3.8) million during the six months ended June 30, 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in gains (losses) from price risk management in the income statement.

Note 3. Employee Benefit Plans

Pension Plan

       EME Homer City previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1.8 million to its pension plan in 2004. As of June 30, 2004, $0.8 million in contributions have been made. EME Homer City anticipates that its original expectation will be met by year-end 2004.

       Components of pension expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$376	$349	$752	$698
Interest cost	245	215	490	430
Expected return on plan assets	(169)	(126)	(338)	(252)
Net amortization and deferral	—	7	—	14

Total expense	$452	$445	$904	$890

Postretirement Benefits Other Than Pensions

       EME Homer City previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $12 thousand to its postretirement benefits other than its pension plan in 2004. EME Homer City expects to make these contributions in the fourth quarter of 2004.

       Components of postretirement benefits expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$153	$138	$306	$276
Interest cost	232	208	464	416
Expected return on plan assets	—	—	—	—
Net amortization and deferral	(15)	(17)	(30)	(34)

Total expense	$370	$329	$740	$658

Note 4. Commitments and Contingencies

Capital Improvements

       At June 30, 2004, EME Homer City had firm commitments to spend approximately $1.5 million on capital expenditures for the remainder of 2004. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

       EME Homer City has entered into additional fuel purchase agreements with various third-party suppliers during the first six months of 2004. EME Homer City's fuel purchase commitments under these agreements are currently estimated to be $13.8 million for 2004, $19.3 million for 2005, $30 million for 2006, and $30 million for 2007.

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

Contingencies

Guarantees and Indemnities

Tax Indemnity Agreements—

       In connection with the sale-leaseback transaction related to the Homer City facilities, EME Homer City and its parent, Edison Mission Energy (EME), entered into tax indemnity agreements. Under these tax indemnity agreements, EME Homer City and EME agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of the obligations under these tax indemnity agreements, EME Homer City cannot determine a maximum potential liability. The indemnities would be triggered by a valid claim from the lessors. EME Homer City has not recorded a liability related to these indemnities.

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

Insurance

       EME Homer City maintains insurance policies that are comparable to those carried by other electric generating facilities of similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $975 million. Under the terms of the participation agreements entered into on December 7, 2001 as part of the sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2005.

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

Note 5. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2004	2003
Cash paid for interest	$87,340	$135,108
Cash paid for income taxes	$—	$1,102

Note 6. Cumulative Effect of Change in Accounting Principle

       Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. As of January 1, 2003, EME Homer City recorded a $958 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

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

FASB Staff Position FAS 106-2

       In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. EME Homer City will adopt this guidance in the third quarter of 2004. If EME Homer City's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits, EME Homer City will recognize the subsidy in the measurement of its accumulated obligation and record an actuarial gain. Proposed federal regulations defining actuarial equivalency are expected in the third quarter of 2004, with final regulations expected to be released by year-end 2004. Until the proposed regulations are issued, EME Homer City is unable to predict the effect of the new law on its postretirement health care costs and obligations.

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

       The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2003, and as compared to the second quarter and six months ended June 30, 2003. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003.

       The MD&A presents a discussion of management's focus during the second quarter and six months of 2004, and a discussion of EME Homer City's financial results and its financial condition. It is presented in four major sections:

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

Overview of EME Homer City's 2004 Operating Performance

       EME Homer City's net loss for the second quarter and six months ended June 30, 2004 was $6.8 million and $10.1 million, respectively, compared to net loss of $11.4 million and $2.1 million for the second quarter and six months ended June 30, 2003, respectively. The 2004 second quarter improved operating performance was the result of increased revenues from the Homer City plant due to higher generation and higher prices. The 2004 year-to-date increase in loss was primarily due to an unplanned outage in February 2004. The Homer City plant had an unplanned outage related to Unit 1, but maintenance plans were adjusted to bring forward into the first quarter an outage originally scheduled for May 2004, thereby partially mitigating the impact for the year. As a result of the February 2004 outage, EME Homer City's plant availability factor decreased to 78.4% during the six months ended June 30, 2004 from 82.8% in the six months ended June 30, 2003. For the second quarter of 2004, EME Homer City's plant availability factor increased to 83.2% from 76.7% in the corresponding period of 2003. Power prices for merchant sales during the first six months of 2004 and 2003 were favorably affected by higher natural gas prices. The average realized price of power sold from the Homer City plant was $36.50 per MWhr during the second quarter of 2004, compared to $31.52 per MWhr during the second quarter of 2003, and $36.56 per MWhr during the six months ended June 30, 2004, compared to $35.99 per MWhr during the six months ended June 30, 2003.

Critical Accounting Policies and Estimates

       For a discussion of EME Homer City's critical accounting policies, refer to "Critical Accounting Policies and Estimates" on page 21 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Introduction

       This section discusses the results for the second quarters and six months ended June 30, 2004 and 2003 and the effect of new accounting pronouncements on EME Homer City's financial statements.

Summary

       The table below summarizes revenues as well as key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues (in million)
Energy	$122	$95	$233	$241
Capacity	8	7	16	10
Gains (losses) from price risk management	(8)	5	(7)	(3)

Total revenues	$122	$107	$242	$248

Statistics – Coal-Fired Generation
Generation (in GWhr)	3,360	3,018	6,375	6,648
Availability(1)	83.2%	76.7%	78.4%	82.8%
Forced outage rate(2)	1.1%	4.1%	7.8%	5.5%
Average realized energy price/MWhr	$36.50	$31.52	$36.56	$35.99

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

Operating Revenues

       Operating revenues increased $14.5 million and decreased $6.0 million in the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. Energy and capacity sales were made through contracts with EME Homer City's marketing affiliate, Edison Mission Marketing & Trading. The second quarter increase was primarily due to increased generation attributable to higher planned outages in 2003 and higher energy prices. The 2004 year-to-date decrease was primarily attributable to lower generation resulting from an unplanned outage at Unit 1 in February 2004.

       Losses from price risk management activities increased $13.6 million and $3.7 million in the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $(6.3) million and $3.7 million during the second quarters of 2004 and 2003, respectively, and $239 and $(3.8) million during the six months ended June 30, 2004 and 2003, respectively, representing the amount of the ineffective portion of the cash flow hedges. The ineffective gains (losses) were partially attributable to changes in the difference between energy prices at PJM West Hub (the delivery point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). In addition, EME Homer City recognized gains (losses) on the ineffective portion related to forward contracts that expired during the respective periods. Also included in gains (losses) from price risk management activities are gains (losses) related to futures contracts that did not qualify for hedge accounting under SFAS No. 133. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

       Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally substantially higher during the third quarter of each year.

Operating Expenses

       Operating expenses increased $3.0 million and $9.6 million in the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Fuel expenses increased $10.7 million and $6.7 million in the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The increases were primarily due to higher generation in the second quarter of 2004 and an increase in sulfur-dioxide emission prices in 2004.

       Plant operations costs decreased $7.1 million and increased $4.2 million in the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The second quarter decrease was primarily due to lower insurance premiums partially offset by higher security costs due to an increase in security personnel. The 2004 year-to-date increase was primarily due to higher maintenance costs from the February outage.

       Administrative and general expenses decreased $0.6 million and $1.7 million in the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003, primarily due to a change in estimate of Pennsylvania capital taxes.

Other Income (Expense)

       Interest expense decreased $1.1 million and $3.7 million in the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The decreases were primarily due to lower levels of borrowings in 2004 compared to 2003. Interest expense primarily relates to the lease financing of the Homer City facilities. Interest expense also includes interest of $9.5 million and $10.2 million in the second quarters ended June 30, 2004 and 2003, respectively, and $18.9 million and $21.3 million in the six months ended June 30, 2004 and 2003, respectively, from EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

       EME Homer City had effective income tax benefit rates during the first six months of 2004 and 2003 of 29.7% and 45.1%, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes. The lower effective income tax benefit rate in 2004 from 2003 is primarily attributable to additional state income taxes provided in 2004.

Cumulative Effect of Change in Accounting Principle

       Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. As of January 1, 2003, EME Homer City recorded a $958 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

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

FASB Staff Position FAS 106-2

       In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. EME Homer City will adopt this guidance in the third quarter of 2004. If EME Homer City's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits, EME Homer City will recognize the subsidy in the measurement of its accumulated obligation and record an actuarial gain. Proposed federal regulations defining actuarial equivalency are expected in the third quarter of 2004, with final regulations expected to be released by year-end 2004. Until the proposed regulations are issued, EME Homer City is unable to predict the effect of the new law on its postretirement health care costs and obligations.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

       For a complete discussion of these issues, read this quarterly report in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2003.

Cash Flow

       At June 30, 2004, EME Homer City had cash and cash equivalents of $83.2 million, compared to $92.0 million at December 31, 2003. Net working capital at June 30, 2004 was $(129.4) million, compared to $(26.0) million at December 31, 2003. Net working capital decreased $103.4 million from year-end due to changes in the lease swap position, which is seasonal, and an increase in liabilities under price risk management consisting of electricity contracts which are expected to be closed by December 31, 2004.

       Net cash provided by operating activities decreased $43.0 million in the first six months of 2004, compared to the corresponding period of 2003. The change in operating cash flow is primarily due to the timing of cash receipts and disbursements related to working capital items.

       Net cash used in financing activities decreased $18.0 million in the first six months of 2004, compared to the corresponding period of 2003. The decrease is primarily due to lower payments on affiliate debt and a lower repayment of a portion of its lease financing, partially offset by lower advances under the lease swap agreement in the first six months of 2004.

       Net cash used in investing activities decreased $27.4 million in the first six months of 2004, compared to the corresponding period of 2003. The decrease is due to a reduction in capital expenditures, and in the 2004 period restricted cash was not utilized compared to a $37.9 million decrease in restricted cash in the 2003 period.

Capital Expenditures and Lease Covenants

       EME Homer City plans to spend approximately $4.9 million for the remainder of 2004 on capital expenditures. The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

       Under the participation agreements entered into as part of the sale-leaseback transaction, EME Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to existing guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, its liquidity is substantially based on its ability to generate cash flow from operations. If EME Homer City is unable to generate cash flow from operations necessary to meet its obligations, EME Homer City will have limited ability to obtain additional capital, unless its partners provide additional funding, which they are under no legal obligation to do.

       The rent payments that EME Homer City owes under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended June 30, 2004, the senior rent service coverage ratio was 2.78 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

       EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in the accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from this restricted cash account is permitted, provided EME Homer City maintains a specified reserve balance in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40 million in restricted cash at June 30, 2004.

Distributions to Edison Mission Energy

       The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction (in millions):

	Six Months Ended June 30,
	2004	2003
Payment of interest	$18.4	$63.8
Payment of principal	30.6	63.5

Total payments	$49.0	$127.3

Credit Ratings

       EME Homer City is not currently rated. However, EME Homer City has entered into a contract with a marketing affiliate, Edison Mission Marketing & Trading, for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging.

       Credit ratings related to the senior unsecured debt of Edison Mission Energy and the corporate credit rating of Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy	B2	B
Edison Mission Marketing & Trading	Not Rated	B

       EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. On August 2, 2004, following Edison Mission Energy's announcements related to the sale of its international project portfolio, Standard & Poor's placed the credit ratings of Edison Mission Energy and Edison Mission Marketing & Trading on CreditWatch with positive implications. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

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

Contractual Obligations

Fuel Supply Contracts

       EME Homer City has entered into additional fuel purchase agreements with various third-party suppliers during the first six months of 2004. EME Homer City's fuel purchase commitments under these agreements are currently estimated to be $13.8 million for 2004, $19.3 million for 2005, $30 million for 2006, and $30 million for 2007.

Off-Balance Sheet Transactions

       For a discussion of EME Homer City's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" on page 32 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003.

Environmental Matters and Regulations

       For a discussion of EME Homer City's environmental matters, refer to "Environmental Matters and Regulations" on page 35 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003 and the notes to the Financial Statements set forth therein. There have been no other significant developments with respect to environmental matters specifically affecting EME Homer City since the filing of its annual report.

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

Commodity Price Risk

       EME Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity, emission credits and ancillary services in the PJM and NYISO competitive markets. The following table depicts the average market prices per megawatt-hour in PJM during the first six months of 2004 and 2003:

	24-Hour PJM Historical Energy Prices*
	2004	2003
January	$51.12	$36.56
February	47.19	46.13
March	39.54	46.85
April	43.01	35.35
May	44.68	32.29
June	36.72	27.26

Six-Month Average	$43.71	$37.41

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly real-time prices provided on the PJM-ISO web-site.

       As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first six months of 2004 were higher than the average historical market prices during the first six months of 2003. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices set forth in the table below.

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

       By entering into forward contracts using the PJM West Hub as the delivery point, EME Homer City is exposed to "basis risk," which occurs when forward contracts are executed on a different basis (in this case PJM West Hub) than the actual point of delivery (Homer City busbar). In order to mitigate basis risk resulting from forward contracts using PJM West Hub as the delivery point, Edison Mission Marketing & Trading has participated in purchasing financial transmission rights in PJM, and may continue to do so in the future. A financial transmission right is a financial instrument that entitles the holder thereof to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, the marketing affiliate's price risk management activities include using financial transmission rights alone or in combination with forward contracts to manage the risks associated with changes in prices within the PJM market.

       The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2004:

24-Hour PJM West Forward Energy Prices*
2004
July	$50.29
August	52.62
September	42.04
October	41.26
November	40.97
December	42.28
2005 Calendar "strip"(1)	$44.40

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

	June 30, 2004	December 31, 2003
Commodity price:
Electricity contracts	$(44,068)	$(8,767)

       In assessing the fair value of EME Homer City's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME Homer City's commodity risk management assets and liabilities as of June 30, 2004 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(44,068)	$(44,068)	$—	$—	$—

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

       Approximately 36% of the energy and capacity sales from the Homer City facilities in the first six months of 2004 were to BP Energy Company, a third-party customer (an investment grade affiliate of BP Energy has guaranteed payment of amounts due under the related contracts).

Interest Rate Risk

       EME Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its outstanding long-term debt with its affiliate. EME Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

Regulatory Matters

       For a discussion of EME Homer City's regulatory matters, refer to "Regulatory Matters" on page 9 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003. There have been no other significant developments with respect to regulatory matters specifically affecting EME Homer City since the filing of its annual report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 41 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

       EME Homer City's management, with the participation of the partnership's principal executive officer and principal financial officer, has evaluated the effectiveness of EME Homer City's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, EME Homer City's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

       There have not been any changes in EME Homer City's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ Kevin M. Smith Kevin M. Smith Director and Vice President
Date:	August 6, 2004
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Director and Vice President
Date:	August 6, 2004

QuickLinks

TABLE OF CONTENTS
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
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2004 (Dollars in thousands; Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II – OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES