Form 10-Q
period 2004-09-30
EME HOMER CITY GENERATION LP
filed 2004-11-08
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

        Number of shares outstanding of the registrant's Common Stock as of November 8, 2004: Not applicable.

TABLE OF CONTENTS

		Page
PART I—Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26
PART II—Other Information
Item 6.	Exhibits	27
	Signatures	28

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Revenues from Marketing Affiliate
Energy revenues	$129,873	$138,353	$363,222	$379,424
Capacity revenues	6,355	11,265	22,018	21,561
Gains (losses) from price risk management	(6,225)	7,114	(12,777)	4,224

Total operating revenues	130,003	156,732	372,463	405,209

Operating Expenses
Fuel	59,486	50,774	154,672	139,260
Plant operations	14,422	14,901	69,241	65,516
Depreciation and amortization	15,677	16,645	47,187	47,816
Administrative and general	587	1,459	1,164	3,696

Total operating expenses	90,172	83,779	272,264	256,288

Operating income	39,831	72,953	100,199	148,921

Other Income (Expense)
Interest and other income (expense)	68	29	507	923
Interest expense	(37,924)	(39,115)	(113,155)	(118,092)

Total other expense	(37,856)	(39,086)	(112,648)	(117,169)

Income (loss) before income taxes and accounting change	1,975	33,867	(12,449)	31,752
Provision (benefit) for income taxes	890	15,259	(3,398)	14,306

Income (Loss) Before Accounting Change	1,085	18,608	(9,051)	17,446
Cumulative effect of change in accounting, net of tax (Note 6)	—	—	—	(958)

Net Income (Loss)	$1,085	$18,608	$(9,051)	$16,488

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income (Loss)	$1,085	$18,608	$(9,051)	$16,488
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(2,510) and $5,875 for the three months and $(36,164) and $(206) for the nine months ended September 30, 2004 and 2003, respectively	(3,061)	7,164	(44,055)	(251)
Reclassification adjustments included in net income (loss), net of income tax benefit of $11,579 and $1,563 for the three months and $31,367 and $11,120 for the nine months ended September 30, 2004 and 2003, respectively	14,121	1,906	38,253	13,560

Other comprehensive income (loss)	11,060	9,070	(5,802)	13,309

Comprehensive Income (Loss)	$12,145	$27,678	$(14,853)	$29,797

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands, Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$124,924	$91,975
Fuel inventory	10,700	12,823
Spare parts inventory	24,263	23,959
Deposits under lease swap agreement	—	35,016
Assets under price risk management	808	4,659
Other current assets	5,336	7,824

Total current assets	166,031	176,256

Property, Plant and Equipment	2,120,867	2,105,680
Less accumulated depreciation and amortization	210,728	163,498

Net property, plant and equipment	1,910,139	1,942,182

Deferred taxes	49,375	27,849
Restricted cash	46,861	40,000

Total Assets	$2,172,406	$2,186,287

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$3,556	$7,285
Accrued liabilities	37,240	29,137
Due to affiliates	79,798	72,383
Interest payable	55,651	40,273
Interest payable to affiliates	9,576	10,184
Advances under lease swap agreement	18,049	—
Liabilities under price risk management	31,582	13,426
Current portion of lease financing	40,695	29,617

Total current liabilities	276,147	202,305

Long-term debt to affiliate	468,529	498,104
Lease financing, net of current portion	1,356,720	1,397,361
Benefit plans and other	30,828	33,928

Total Liabilities	2,132,224	2,131,698

Commitments and Contingencies (Note 4)
Partners' Equity	40,182	54,589

Total Liabilities and Partners' Equity	$2,172,406	$2,186,287

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2003	$53,713	$876	$54,589
Net loss	(9,042)	(9)	(9,051)
Non-cash contribution	446	—	446
Other comprehensive income (loss)	(5,796)	(6)	(5,802)

Balance at September 30, 2004	$39,321	$861	$40,182

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities
Income (loss) after accounting change, net	$(9,051)	$16,488
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,187	47,816
Non-cash contribution of services	446	1,497
Deferred taxes	(21,526)	26,448
Cumulative effect of change in accounting, net of tax	—	958
Increase in due to/from affiliates	7,415	19,533
Decrease in inventory	1,819	9,518
Decrease (increase) in other assets	2,488	(10,090)
Decrease in accounts payable	(3,729)	(95)
Increase in accrued liabilities	8,103	16,784
Increase (decrease) in interest payable	14,770	(27,572)
Increase (decrease) in other liabilities	(3,100)	13,734
Increase (decrease) in net liabilities under price risk management	16,204	(15,095)

Net cash provided by operating activities	61,026	99,924

Cash Flows From Financing Activities
Advances under lease swap agreement	53,065	85,783
Borrowings on long-term obligations from affiliates	2,297	20,966
Repayments of debt obligations from affiliates	(31,872)	(76,290)
Repayments of lease financing	(29,562)	(59,657)

Net cash used in financing activities	(6,072)	(29,198)

Cash Flows From Investing Activities
Capital expenditures	(15,144)	(30,204)
Decrease (increase) in restricted cash	(6,861)	37,909

Net cash provided by (used in) investing activities	(22,005)	7,705

Net increase in cash and cash equivalents	32,949	78,431
Cash and cash equivalents at beginning of period	91,975	59,174

Cash and cash equivalents at end of period	$124,924	$137,605

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Dollars in thousands; Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

Note 2. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following:

	Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2003	$(9,872)	$(9,872)
Current period change	(5,802)	(5,802)

Balance at September 30, 2004	$(15,674)	$(15,674)

        Unrealized losses on cash flow hedges at September 30, 2004 primarily include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are higher than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, approximately $18.8 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2005.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $(8.7) million and $7.3 million during the third quarters of 2004 and 2003, respectively, and $(8.7) million and $3.5 million during the nine months ended September 30, 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in gains (losses) from price risk management in the income statement.

Note 3. Employee Benefit Plans

Pension Plan

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1.8 million to its pension plan in 2004. As of September 30, 2004, $1.2 million in contributions have been made. EME Homer City anticipates that its original expectation will be met by year-end 2004.

        Components of pension expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$376	$349	$1,128	$1,047
Interest cost	245	215	735	645
Expected return on plan assets	(169)	(126)	(507)	(378)
Net amortization and deferral	—	7	—	21

Total expense	$452	$445	$1,356	$1,335

Postretirement Benefits Other Than Pensions

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $12 thousand to its postretirement benefits other than its pension plan in 2004. EME Homer City expects to make these contributions in the fourth quarter of 2004.

        Components of postretirement benefits expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$149	$138	$455	$414
Interest cost	220	208	684	624
Expected return on plan assets	—	—	—	—
Net amortization and deferral	(27)	(17)	(57)	(51)

Total expense	$342	$329	$1,082	$987

Note 4. Commitments and Contingencies

Capital Improvements

        At September 30, 2004, EME Homer City had firm commitments to spend approximately $1.2 million on capital expenditures during the remainder of 2004.

Fuel Supply Contracts

        EME Homer City has entered into additional fuel purchase agreements with various third-party suppliers during the first nine months of 2004. EME Homer City's fuel purchase commitments under these agreements are currently estimated to be $22.1 million for 2004, $52.2 million for 2005, $47.5 million for 2006, and $47.8 million for 2007.

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

Contingencies

Guarantees and Indemnities

Tax Indemnity Agreements—

        In connection with the sale-leaseback transaction related to the Homer City facilities, EME Homer City and its parent, Edison Mission Energy (EME), entered into tax indemnity agreements. Under these tax indemnity agreements, EME Homer City and EME agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of the obligations under these tax indemnity agreements, EME Homer City cannot determine a maximum potential liability. The indemnities would be triggered by a valid claim from the lessors. EME Homer City has not recorded a liability related to these indemnities.

Indemnity Provided as Part of the Acquisition of the Homer City Facilities—

        In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale as specified in the Asset Purchase Agreement dated August 1, 1998. EME guaranteed the obligations of EME Homer City under the Asset Purchase Agreement. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. Payments would be triggered under this indemnity by a claim from the sellers. EME Homer City has not recorded a liability related to this indemnity.

Ash Disposal Site

        EME Homer City's ash disposal site is a permitted Class I Residual Waste Landfill, the most stringently regulated of the three categories of residual waste landfills authorized by the regulations of the Pennsylvania Department of Environmental Protection (PADEP). Each lift where coal ash is disposed must be capped and covered when it reaches final grade. EME Homer City is also required to monitor groundwater quality at and adjacent to the ash disposal site through a network of monitoring wells and report the results to PADEP. In the event that a disposal facility's groundwater monitoring identifies degradation in any of its wells, PADEP's regulations require the facility to confirm the existence and nature of the degradation by conducting a groundwater assessment. If the assessment confirms groundwater degradation in excess of the applicable regulatory standards, the facility is then required to prepare and implement an abatement plan that could include measures such as installing a liner in a previously unlined area. To date, no degradation has been found in the groundwater monitoring system at EME Homer City that would require the development of an assessment or abatement plan. EME Homer City also maintains a surety bond to meet PADEP requirements for financial assurance for closure and post-closure of the landfill. The estimated closure date is 2018. Management does not believe that the costs of maintaining and closing the ash disposal site will have a material impact on EME Homer City's results of operations or financial position.

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

        EME Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are consistent with the requirements of the participation agreements.

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

Note 5. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2004	2003
Cash paid for interest	$98,072	$145,374
Cash paid for income taxes	$—	$3,248

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

FASB Staff Position FAS 106-2

        In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. EME Homer City adopted this guidance effective July 1, 2004, which had an immaterial impact on its consolidated financial statements. According to proposed federal regulations, EME Homer City's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits. Accordingly, EME Homer City recognized the subsidy in the measurement of its accumulated obligation and recorded an actuarial gain.

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

        The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2003, and as compared to the third quarter and nine months ended September 30, 2003. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003.

        The MD&A presents a discussion of management's focus during the third quarter and nine months of 2004, and a discussion of EME Homer City's financial results and its financial condition. It is presented in four major sections:

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

Overview of EME Homer City's 2004 Operating Performance

        EME Homer City's net income (loss) for the third quarter and nine months ended September 30, 2004 was $1.1 million and $(9.1) million, respectively, compared to $18.6 million and $16.5 million for the third quarter and nine months ended September 30, 2003, respectively. The 2004 third quarter reduction in income was primarily due to lower generation and higher fuel costs related to the cost of emission allowances. Generation during the third quarter of 2004 decreased to 3.6 TWhrs from 4.0 TWhrs in the third quarter of 2003 primarily due to reduced off-peak generation because of temporarily interrupted coal deliveries under contracts with four fuel suppliers during the third quarter of 2004. For the third quarter of 2004, EME Homer City's plant availability factor decreased to 91.7% from 97.6% in the corresponding period of 2003. The 2004 year-to-date loss was primarily due to lower generation during the first and third quarters of 2004 and higher fuel costs related to the cost of emission allowances. As a result of the February 2004 unplanned outage and the temporary interruption of coal deliveries from fuel suppliers during the third quarter of 2004, EME Homer City's plant availability factor was 82.9% and 87.8% during the nine months ended September 30, 2004 and 2003, respectively. Power prices for merchant sales during the first nine months of 2004 and 2003 were favorably affected by higher natural gas prices. During the third quarter and nine months ended September 30, 2004, the average realized price of power sold from the Homer City plant was $1.42 per MWhr higher and $0.90 per MWhr higher, respectively, compared to the same periods of 2003.

Critical Accounting Policies and Estimates

        For a discussion of EME Homer City's critical accounting policies, refer to "Critical Accounting Policies and Estimates" on page 21 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Introduction

        This section discusses the results for the third quarters and nine months ended September 30, 2004 and 2003 and the effect of new accounting pronouncements on EME Homer City's financial statements.

Summary

        The table below summarizes revenues as well as key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues (in million)
Energy	$130	$138	$363	$379
Capacity	6	11	22	22
Gains (losses) from price risk management	(6)	7	(13)	4

Total revenues	$130	$156	$372	$405

Statistics—Coal-Fired Generation
Generation (in GWhr)	3,562	4,042	9,937	10,690
Availability(1)	91.7%	97.6%	82.9%	87.8%
Forced outage rate(2)	1.4%	2.1%	5.6%	4.3%
Average realized energy price/MWhr	$35.99	$34.57	$36.36	$35.46

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

Operating Revenues

        Operating revenues decreased $26.7 million and $32.7 million in the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. Energy and capacity sales were made through contracts with EME Homer City's marketing affiliate, Edison Mission Marketing & Trading. During the third quarter of 2004, coal deliveries under contracts with four fuel suppliers to EME Homer City were temporarily interrupted. As a result of these interruptions, EME Homer City reduced generation during off-peak periods when power prices were lower and purchased coal from alternative suppliers at spot prices which were substantially higher than the contract prices. These factors contributed to lower generation in the third quarter of 2004. Management is currently seeking to secure the delivery of the coal shortfall under existing contracts with these fuel suppliers and is reviewing these contracts to determine what further course of action, if any, should be undertaken. The 2004 year-to-date decrease was primarily attributable to lower generation resulting from an unplanned outage at Unit 1 in February 2004 and lower generation during the third quarter of 2004 described above.

        Losses from price risk management activities increased $13.3 million and $17.0 million in the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The losses represent the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133 and gains (losses) related to futures contracts that did not qualify for hedge accounting under SFAS No. 133. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $(8.7) million and $7.3 million during the third quarters of 2004 and 2003, respectively, and $(8.7) million and $3.5 million during the nine months ended September 30, 2004 and 2003, respectively, representing the amount of the ineffective portion of the cash flow hedges. The ineffective gains (losses) were partially attributable to changes in the difference between energy prices at PJM West Hub (the delivery point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). In addition, EME Homer City recognized gains (losses) on the ineffective portion related to forward contracts that expired during the respective periods. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally substantially higher during the third quarter of each year.

Operating Expenses

        Operating expenses increased $6.4 million and $16.0 million in the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $8.7 million and $15.4 million in the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The increases were due to an increase in the cost of emission allowances in 2004. During the third quarter of 2004, coal deliveries under contracts with four fuel suppliers to EME Homer City were temporarily interrupted as described above under "—Operating Revenues."

        Plant operations costs decreased $0.5 million and increased $3.7 million in the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The third quarter decrease was primarily attributable to lower maintenance costs in 2004 resulting from an adjustment to a previous estimate of a contractor settlement. The year-to-date increase was primarily due to higher security costs due to an increase in security personnel and higher maintenance costs largely from the February outage. Partially offsetting this increase was lower insurance premiums.

        Administrative and general expenses decreased $0.9 million and $2.5 million in the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003, primarily due to a change in estimate of Pennsylvania capital taxes.

Other Income (Expense)

        Interest expense decreased $1.2 million and $4.9 million in the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. Interest expense primarily relates to the lease financing of the Homer City facilities. Interest expense also includes interest of $9.6 million and $10.1 million in the third quarters ended September 30, 2004 and 2003, respectively, and $28.5 million and $31.4 million in the nine months ended September 30, 2004 and 2003, respectively, from EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

        EME Homer City had effective income tax provision (benefit) rates during the first nine months of 2004 and 2003 of (27.3%) and 45.1%, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes. The lower effective income tax benefit rate in 2004 from 2003 is primarily attributable to additional state income taxes provided in 2004.

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

FASB Staff Position FAS 106-2

        In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. EME Homer City adopted this guidance effective July 1, 2004, which had an immaterial impact on its consolidated financial statements. According to proposed federal regulations, EME Homer City's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits. Accordingly, EME Homer City recognized the subsidy in the measurement of its accumulated obligation and recorded an actuarial gain.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2003.

Cash Flow

        At September 30, 2004, EME Homer City had cash and cash equivalents of $124.9 million, compared to $92.0 million at December 31, 2003. Net working capital at September 30, 2004 was $(110.1) million, compared to $(26.0) million at December 31, 2003. Net working capital decreased $84.1 million from year-end due to changes in the lease swap position, which is seasonal, and an increase in liabilities under price risk management consisting of electricity contracts, which are expected to be closed by December 31, 2005.

        Net cash provided by operating activities decreased $38.9 million in the first nine months of 2004, compared to the corresponding period of 2003. The change in operating cash flow is primarily due to losses in 2004 versus income in 2003 and the timing of cash receipts and disbursements related to working capital items.

        Net cash used in financing activities decreased $23.1 million in the first nine months of 2004, compared to the corresponding period of 2003. The decrease is primarily due to lower payments on affiliate debt and a lower repayment of a portion of its lease financing, partially offset by lower advances under the lease swap agreement and lower borrowings from its affiliates in the first nine months of 2004.

        Net cash used in investing activities increased $29.7 million in the first nine months of 2004, compared to the corresponding period of 2003. The increase is due to a deposit of $6.9 million to a restricted cash account in 2004 related to an environmental bond, compared to a $37.9 million decrease in restricted cash in 2003. Partially offsetting this increase was a reduction in capital expenditures.

Capital Expenditures and Lease Covenants

        EME Homer City plans to spend approximately $20 million on capital expenditures, primarily related to environmental improvements, prior to the summer of 2005.

        Subsequent to September 30, 2004, EME Homer City made its scheduled payments under its long-term lease and lease swap agreement. In addition, EME Homer City borrowed $6.9 million under its subordinated revolving loan agreement with its affiliate, Edison Mission Finance, to support working capital requirements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

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

        The rent payments that EME Homer City owes under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended September 30, 2004, the senior rent service coverage ratio was 2.73 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in the accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from this restricted cash account is permitted, provided EME Homer City maintains a specified reserve balance in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $46.9 million in restricted cash at September 30, 2004.

Distributions to Edison Mission Energy

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction (in millions):

	Nine Months Ended September 30,
	2004	2003
Payment of interest	$29.1	$74.0
Payment of principal	31.9	76.3

Total payments	$61.0	$150.3	*

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

        Credit ratings related to the senior unsecured debt of Edison Mission Energy and the corporate credit rating of Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy	B1	B
Edison Mission Marketing & Trading	Not Rated	B

        On August 6, 2004, Moody's raised EME's credit rating to B1 from B2. EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

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

Contractual Obligations

Fuel Supply Contracts

        EME Homer City has entered into additional fuel purchase agreements with various third-party suppliers during the first nine months of 2004. EME Homer City's fuel purchase commitments under these agreements are currently estimated to be $22.1 million for 2004, $52.2 million for 2005, $47.5 million for 2006, and $47.8 million for 2007.

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

Commodity Price Risk

        EME Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity, emission credits and ancillary services in the PJM and NYISO competitive markets. The following table depicts the average market prices per megawatt-hour in PJM during the first nine months of 2004 and 2003:

	24-Hour PJM Historical Energy Prices*
	2004	2003
January	$51.12	$36.56
February	47.19	46.13
March	39.54	46.85
April	43.01	35.35
May	44.68	32.29
June	36.72	27.26
July	40.09	36.55
August	34.76	39.27
September	40.62	28.71

Nine-Month Average	$41.97	$36.55

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly real-time prices provided on the PJM-ISO web-site.

        As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first nine months of 2004 were higher than the average historical market prices during the first nine months of 2003. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices set forth in the table below.

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

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price at a specific delivery point to be raised or lowered relative to other locations depending on how the point is impacted by transmission constraints. During the past 12 months, transmission congestion in PJM has resulted in prices at the PJM West Hub (the primary trading hub in PJM) being higher than those at Homer City by an average of three percent.

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2004:

24-Hour PJM West Hub Forward Energy Prices*
2004
October	$39.23
November	41.40
December	45.15
2005 Calendar "strip"(1)	$46.19

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

        The following table summarizes Homer City's hedge position at September 30, 2004:

	2004	2005
Megawatt hours	2,287,200	6,336,000
Average price/MWhr	$ 36.66	$ 44.48

        The average price/MWhr for Homer City's hedge position is based on PJM West Hub. Energy prices at the PJM West Hub have averaged three percent higher than energy prices at Homer City during the past twelve months. A discussion of the basis risk between PJM West Hub and Homer City is set forth above.

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

        Market conditions for the sale of capacity and energy from the Homer City facilities affect the ability of EME Homer City to make payments of lease rent on the facility leases. These market conditions are beyond EME Homer City's control.

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

	September 30, 2004	December 31, 2003
Commodity price:
Electricity contracts	$(30,775)	$(8,767)

        In assessing the fair value of EME Homer City's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME Homer City's commodity risk management assets and liabilities as of September 30, 2004 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(30,775)	$(36,050)	$5,275	$—	$—

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

        Approximately 34% of the energy and capacity sales from the Homer City facilities in the first nine months of 2004 were to BP Energy Company, a third-party customer (an investment grade affiliate of BP Energy has guaranteed payment of amounts due under the related contracts).

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        EME Homer City's management, with the participation of the partnership's principal executive officer and principal financial officer, has evaluated the effectiveness of EME Homer City's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period, EME Homer City's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

        There were no changes in EME Homer City's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal control over financial reporting.

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

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ Kevin M. Smith Kevin M. Smith Director and Vice President
Date:	November 8, 2004
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Director and Vice President
Date:	November 8, 2004

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
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2004 (Dollars in thousands; Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 6. EXHIBITS
SIGNATURES