Form 10-K
period 2004-12-31
EME HOMER CITY GENERATION LP
filed 2005-03-16
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Securities registered pursuant to Section 12(g) of the Act: None (Title of Class)

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

       Aggregate market value of the registrant's ownership interests held by non-affiliates of the registrant as of June 30, 2004: $0. Number of shares outstanding of the registrant's ownership interests as of March 10, 2005: Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)	Designated portions of Edison Mission Energy's Form 10-K for the year ended December 31, 2004	Part III
(2)	Designated portions of the Joint Proxy Statement relating to Edison International's 2005 Annual Meeting of Shareholders	Part III

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

       EME Homer City derives revenue from the sale of energy, capacity and ancillary services into the PJM Interconnection, LLC, or PJM, and the New York Independent System Operator, or NYISO, and from bilateral contracts with power marketers and load serving entities within PJM and NYISO. EME Homer City has entered into a contract with a marketing affiliate for the sale of energy, capacity and ancillary services from the Homer City facilities This enables this marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure.

       On December 7, 2001, EME Homer City completed a sale-leaseback of its facilities to third-party lessors for an aggregate purchase price of $1.591 billion, made up of $782 million in cash and the assumption of the obligations under Edison Mission Holdings Co.'s 8.137% Senior Secured Bonds due 2019 and 8.734% Senior Secured Bonds due 2026, which EME Homer City refers to collectively as the senior secured bonds (the fair value of which was $809.3 million), which were guaranteed by EME Homer City. EME Homer City's transaction has been accounted for as a lease financing for accounting purposes. Consent of the holders of the senior secured bonds was required for the sale-leaseback transaction and in connection with the transaction, the senior secured bonds were converted into pass-through bonds registered with the Securities and Exchange Commission. Also in connection with the transaction, EME Homer City has been released from its guarantee on the senior secured bonds, but remains indirectly liable to make payments on the pass-through bonds, through its semi-annual lease payments. For more information on the sale-leaseback transaction, see "Notes to Financial Statements—Note 11. Lease Commitments."

       EME and Edison International each are registered with the Securities and Exchange Commission and have financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding each of these companies, see their respective annual report on Form 10-K for the year ended December 31, 2004.

       The address of EME Homer City's principal executive offices is 1750 Power Plant Road, Homer City, Pennsylvania, 15748-8009 and its telephone number is (724) 479-9011.

       EME Homer City Generation L.P.'s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and are available on the Securities and Exchange Commission's internet web site at http://www.sec.gov.

Forward-Looking Statements

       This annual report on Form 10-K contains forward-looking statements that reflect EME Homer City's current expectations and projections about future events based on EME Homer City's knowledge of present facts and circumstances and assumptions about future events. Other information distributed by EME Homer City that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "intends," "plans," "probable" and variations of such words and similar expressions are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact EME Homer City, are:

•
supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes in the wholesale markets to which EME Homer City's generating units have access;

•
the ability to provide sufficient collateral in support of its forward sales of electricity and purchases of fuel;

•
general political, economic and business conditions;

•
governmental, statutory, regulatory or administrative changes or initiatives affecting EME Homer City or the electricity industry generally, including environmental regulations that could require capital expenditures or otherwise affect EME Homer City's cost and manner of doing business;

•
competition from other power plants, including new plants and technologies that may be developed in the future;

•
operating risks, including equipment failure, availability, heat rate and output;

•
the cost and availability of fuel and fuel transportation services;

•
the cost and availability of transmission services;

•
the cost and availability of required emission allowances; and

•
weather conditions, natural disasters and other unforeseen events.

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

Description of Business

Industry Overview

       The United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant deregulation, which has led to increased competition. Until the enactment of the Public Utility Regulatory Policies Act of 1978, or PURPA, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. PURPA encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from specified types of non-utility power producers, known as qualifying facilities, under specified conditions. The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access. As a result, a significant market for electric power produced by independent power producers, such as EME Homer City, developed in the United States.

       As part of the regulatory developments discussed above, the Federal Energy Regulatory Commission, referred to as the FERC in this annual report, encouraged the formation of independent systems operators (ISOs) and regional transmission organizations (RTOs). In those areas where ISOs and RTOs have been formed, market participants have expanded access to transmission service. ISOs and RTOs may also operate real-time and day ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under "Regulatory Matters—U.S. Federal Energy Regulation."

Power Markets

PJM

       The Homer City facilities are located in the control area managed by PJM. PJM is the largest centrally dispatched electric control area in North America. As reported on the PJM web site (www.pjm.com) on March 1, 2005, PJM consists of about 1,000 generating units with a total installed capacity of approximately 137,490 MW, serves approximately 45.3 million people, and covers portions of Pennsylvania, New Jersey, Maryland, Delaware, the District of Columbia, Illinois, Indiana, Kentucky, Michigan, Ohio, Tennessee, West Virginia and Virginia. PJM operates the wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering factors including generator bids, load requirements, transmission congestion and transmission losses. PJM requires all load serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. Load serving entities and generators, such as EME Homer City, may participate in PJM's capacity markets or transact capacity on a bilateral basis.

NYISO

       The NYISO includes 38,111 MW of installed summer capacity and 39,504 MW of installed winter capacity, and serves the majority of New York State's electric power requirements. The NYISO was established in 1999 to operate a competitive, non-discriminatory wholesale power market in response to the FERC's Open Access Rules and includes bid-based electricity and transmission usage markets. The market-clearing price for NYISO's day-ahead and real-time energy markets is set by supplier generation bids and customer demand bids.

       Subject to PJM transmission availability and reliability considerations, EME Homer City can transmit up to 1,884 MW from its generating units into NYISO and can deliver up to 1,884 MW into PJM. EME Homer City does not incur any access or wheeling charges for any energy delivered into PJM.

Overview of Facilities Under Lease

       The Homer City facilities are located on a 2,413-acre site approximately 45 miles northeast of Pittsburgh within Indiana County, Pennsylvania. EME Homer City owns a fee interest in the land and leases the facilities on which the generating units are located pursuant to a sale-leaseback transaction completed in December 2001. The Homer City facilities consist of the generating units, a coal cleaning facility, water supply provided by an 1,800-acre reservoir site known as Two Lick Dam, which is not part of the 2,413-acre site, and associated support facilities. The Homer City generating units benefit from direct transmission access to both PJM and NYISO through four high voltage lines which interconnect through a switchyard located on the site.

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

       Unit 3 commenced commercial operation in 1977 and has an installed capacity of 650 MW. The steam turbine and generator for Unit 3 were manufactured by General Electric Corporation, and the Unit 3 boiler was manufactured by Babcock & Wilcox. The boiler for Unit 3 was originally constructed with Babcock & Wilcox low nitrogen oxide burners which satisfied Phase I nitrogen oxide Clean Air Act standards, and a supplemental over-fired air system was installed in 1995 at Unit 3 to further reduce nitrogen oxide emissions. In addition, a wet scrubber flue gas desulfurization system and a selective catalytic reduction system were installed on Unit 3 in 2001.

       These improvements were made to enable the Homer City generating units to comply with Phase II of Title IV of the Clean Air Act regarding sulfur dioxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the Environmental Protection Agency's State Implementation Plan Call regarding nitrogen oxide emissions.

Emission Allowances

       Certain state and federal environmental laws require power plant operators to hold or obtain emission allowances equal, on an annual basis, to their plants' emissions of nitrogen oxide or sulfur dioxide. Emission allowances were acquired as part of the acquisition of the Homer City facilities. Additional allowances are purchased by EME Homer City when operations make this necessary and are sold by EME Homer City when it has more than needed for planned levels of operation.

       See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for a discussion of price risks related to the purchase or sale of emission allowances.

Significant Customers

       EME Homer City derived a significant source of its revenue from one customer, BP Energy Company, for the year ended December 31, 2004. BP Energy Company accounted for approximately 35% of EME Homer City's operating revenues for the year ended December 31, 2004. An investment grade affiliate of BP Energy Company has guaranteed payment of amounts due under the related contracts. For the year ended December 31, 2003, approximately 13% of EME Homer City's operating revenues were from sales to Virginia Electric & Power Company.

Fuel Supply

       Units 1 and 2 typically consume approximately 3.3 million tons of mid-range sulfur coal per year. Approximately 90% to 95% of this coal is obtained under contracts with suppliers within approximately 100 miles of the Homer City facilities and the remainder is purchased in the spot market. All of this coal is delivered to the site by truck. The raw coal purchased for consumption by Units 1 and 2 is cleaned in the Homer City coal cleaning facility, which has the capacity to clean up to 5 million tons of coal per year. The Homer City coal cleaning facility utilizes heavy media cyclones, froth flotation and spiral separators to reduce the ash and sulfur content of the raw coal to meet both combustion and environmental requirements. The Homer City coal cleaning facility is operated by Homer City Coal Processing Corporation under a coal cleaning agreement that expires December 31, 2005 and which may be extended for up to two additional years. Under the terms of the agreement, EME Homer City is obligated to reimburse Homer City Coal Processing Corporation for the actual costs incurred in the operation and maintenance of the coal cleaning plant, and pay a fixed general and administrative service fee and an operating fee.

       Unit 3 consumes approximately 2 million tons of coal per year. EME Homer City purchases the majority of its Unit 3 coal under contracts with local suppliers. All coal purchased for Unit 3 is delivered to the site by truck. A wet scrubber flue gas desulfurization system for Unit 3 enables this unit to be able to burn less expensive, higher sulfur coal, while still meeting environmental standards for emission control.

       See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies," for additional discussion of contractual commitments related to EME Homer City's fuel supply contracts.

Transmission and Interconnection

       Existing transmission lines leaving the Homer City generating units are interconnected with both PJM and NYISO. EME Homer City is able to transmit into PJM full plant output through an 85-mile 345 kV line and 34-mile, 19-mile and 15-mile 230 kV lines owned by Pennsylvania Electric Company, an affiliate of FirstEnergy Corp., which EME Homer City refers to as Penelec. Subject to PJM transmission availability and reliability considerations, EME Homer City has the ability to transmit into

NYISO full plant output through 175-mile and 207-mile 345 kV lines owned by New York State Electric & Gas Corporation, which EME Homer City refers to as NYSEG. In addition, a 13-mile 230 kV line from the Homer City generating units provides an indirect interconnection to the East Central Area reliability market.

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

       On November 18, 2004, the FERC issued an order eliminating regional through and out transmission rates in the region encompassed by PJM (as recently expanded) and the MISO. The effect of this order was to eliminate so-called rate pancaking between PJM and the MISO. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. At the same time, the FERC also imposed a transitional revenue recovery mechanism which has created controversy and some continuing uncertainty as to the impact of such mechanism on transactions in the region. The mechanism required the filing of tariffs by PJM and the MISO imposing a "Seams Elimination Cost Adjustment" (SECA) to be in effect until May 1, 2006, to compensate the "new PJM companies"—AEP, Commonwealth Edison and Dayton Power & Light, among others—for lost revenues attributable to such elimination. On November 30, 2004, the FERC clarified that SECAs can be recovered for lost revenues associated with elimination on intra-RTO pancaking.

       The response to the November 18 and November 30 orders from the parties liable for the SECAs has been strongly negative, and a rehearing has been sought by a broad range of interests that are opposed to the imposition of SECAs. Although both PJM and the MISO have made tariff filings with the FERC that purport to comply with such order and eliminate through and out transmission rates as of December 1, 2004, numerous protests to such filings have been made, challenging SECAs on legal and equitable grounds and demanding evidentiary hearings by the FERC. In its tariff filing, PJM imposes SECAs only on load-serving entities, and not on other transmission customers such as EME Homer City, but the MISO tariff provision imposes SECAs on all such customers. That provision does not directly affect EME Homer City because it is not a transmission customer of the MISO; however, the issue of which entities should bear SECAs is one of the many points that have been raised in the protests described above and have become the subject of hearings ordered by the FERC.

       Pending further orders of the FERC and/or the outcome of the hearings described above, under the provisions of the PJM tariff as filed, EME Homer City is currently not subject to SECAs with respect to its sales of power within PJM. It is not possible, however, to predict the outcome of the hearings or to rule out the possibility that EME Homer City could be ordered in the future to pay SECAs with respect to sales within PJM after December 1, 2004.

       For further discussion of the market risks related to transmission service, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

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

Seasonality

       Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally higher during the third quarter of each year.

Competition

Federal

       The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity. Among other things, the Energy Policy Act expanded the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing qualifying facilities under the Public Utility Regulatory Policies Act of 1978, power marketers and those qualifying as exempt wholesale generators under the Public Utility Holding Company Act of 1935, or PUHCA, to more effectively compete in the wholesale market. In an order dated March 12, 1999, the FERC determined that, based on the facts stated in EME Homer City's application, EME Homer City is an exempt wholesale generator.

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

       On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking having the stated purpose of remedying the remaining opportunities for undue discrimination in transmission and establishing a standardized transmission service and wholesale market design, or SMD, that would provide a "level playing field" for all entities that seek to participate in wholesale electric markets. The SMD proposal included a number of features that, taken together, should provide a flexible transmission service and an open and transparent spot market design that convey the right pricing signals for investment in transmission and generation facilities, and for other purposes. Comments on certain features of the SMD proposal were filed by interested parties in October 2002 and during the first quarter of 2003. The SMD proposal engendered considerable comment, and in some cases opposition, including in the U.S. Congress.

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

       Over the past few years, the U.S. Congress has considered various legislative proposals to restructure the electric industry that would require, among other things, retail customer choice, repeal of PUHCA, and prospective, partial repeal of the Public Utility Regulatory Policies Act. A number of other proposals have been introduced in Congress that relate to restructuring electricity markets. Different versions of such legislation passed both houses of Congress late in the 108th Congress (2003-2004) but no comprehensive energy legislation was enacted. Similar comprehensive legislation has been introduced in the 109th Congress (2005-2006), but the chances for passage of such legislation remain unclear at this time. Efforts were made in the 108th Congress to enact portions of the comprehensive energy bill on an individual basis, but with the exception of certain tax provisions, they were unsuccessful because the Congressional leadership and administration opposed such efforts. Similar efforts are possible in the 109th Congress, but their chances for success remain unclear at this time.

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

       EME Homer City is subject to a varied and complex body of laws and regulations that are in a state of flux. Intricate and changing environmental and other regulatory requirements could necessitate substantial expenditures and could create a significant risk of expensive delays or significant loss of value in a power plant if EME Homer City were to become unable to function as planned due to changing requirements or local opposition.

U.S. Federal Energy Regulation

       The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. The Securities and Exchange Commission has regulatory powers with respect to upstream owners of electric and natural gas utilities under PUHCA. The enactment of the Public Utility Regulatory Policies Act of 1978 and the adoption of regulations under that Act by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and PUHCA for the owners of qualifying facilities. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from PUHCA for exempt wholesale generators, or EWGs. An "exempt wholesale generator" under PUHCA is an entity determined by the FERC to be exclusively engaged, directly or indirectly, in the business of owning and/or operating specified eligible facilities and selling electric energy at wholesale or, if located in a foreign country, at wholesale or retail.

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

Public Utility Holding Company Act of 1935

       Edison International, EME Homer City's ultimate parent company, is a holding company because it owns Southern California Edison Company, an electric utility company. However, Edison International and its subsidiaries are exempt for all provisions, except Section 9(a)(2), of PUHCA on the basis that Edison International and Southern California Edison are incorporated in the same state and their utility businesses are predominantly intrastate in character and carried on substantially in their state of incorporation. Section 9(a)(2) provides, in substance, that Edison International may not directly or indirectly acquire 5% or more of the voting securities of a public utility company other than Southern California Edison, unless the acquisition has been approved by the Securities and Exchange Commission. Consequently, EME Homer City is not a subsidiary of a registered holding company under PUHCA so long as Edison International continues to be exempt from registration pursuant to Section 3(a)(1) or another of the exemptions enumerated in Section 3(a). EME Homer City is not a holding company under PUHCA because it does not own interests in any other company.

       Under the Energy Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from regulation under PUHCA as an EWG. On March 12, 1999, the General Counsel of the FERC issued a letter determining that, based on the facts stated in EME Homer City's application for EWG status, EME Homer City is an EWG.

       If a "material change" occurs in facts that might affect EME Homer City's continued eligibility for EWG status, EME Homer City must, within 60 days of this material change:

•
file a written explanation of why the material change does not affect its EWG status,

•
file a new application for EWG status, or

•
notify the FERC that it no longer wishes to maintain EWG status.

       If EME Homer City were to lose its EWG status, it would become an electric utility company under PUHCA. This could cause EME to become a holding company subject to registration and regulation under PUHCA. It also could cause Edison International to lose its exemption from regulation, and require it to register, under PUHCA. This additional regulation would be difficult to comply with and could require EME and Edison International to restructure their operations significantly to achieve compliance. Loss of EWG status also could trigger defaults under the covenants in EME Homer City's agreements. If loss of EWG status by EME Homer City were to subject EME and/or Edison International to registration and regulation under PUHCA on a retroactive basis, it could subject them to penalties or other burdens and could cause certain agreements and contracts they have entered into to become voidable.

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

Transmission of Wholesale Power

       EME Homer City utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is a jurisdictional public utility under the Federal Power Act, Order No. 2000, and subsequent orders. The FERC has issued a proposal, referred to as SMD, that would provide a "level playing field" for all entities that seek to participate in wholesale electric markets, which engendered considerable comment. See "—Competition—Federal," above, for more details on these matters.

Environmental Matters and Regulations

       See the discussion on environmental matters and regulations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations."

Employees

       At December 31, 2004, EME Homer City employed 262 employees, approximately 195 of whom are covered by a collective bargaining agreement governing wages, benefits and working conditions. This collective bargaining agreement expires on December 31, 2006. The majority of the technical staff at EME Homer City's facilities was retained after completing the acquisition.

ITEM 2.    PROPERTIES

       EME Homer City owns a fee interest in the 2,413-acre site on which its generating units and the other facilities are located, as well as another approximately 1,800 acres associated with the Two Lick Dam area. The site is approximately 45 miles northeast of Pittsburgh, Pennsylvania in Indiana County. As a result of the sale-leaseback transaction on December 7, 2001, EME Homer City leased the property on which the generating units are located to the owner lessors through site leases and each owner lessor in turn subleased its undivided ground interest in the property back to EME Homer City through site subleases. The term of the site leases is 45 years from the date of the sale-leaseback, with specified renewal options. The term of the site subleases is 33.67 years, the term of the sale-leaseback financing, and is renewable upon renewal of the EME Homer City facility leases. As long as the facility leases and the site subleases are in effect, the rents payable under the site leases and under the site subleases will be automatically offset against each other so that no amounts will be payable by EME Homer City or the owner lessors with respect to these agreements. EME Homer City also leases portions of the site to other third parties. Those leases are described below.

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

       EME Homer City entered into an agreement with Robindale Energy Services, Inc. pursuant to which Robindale will have the right to reclaim fine coal refuse generated by EME Homer City and to access certain coal refuse piles located on the site. Robindale will pay EME Homer City a fee per ton of coal waste material removed from the site. In connection with Robindale's activities at the site, Robindale has requested required permits from the Pennsylvania Department of Environmental Protection. Robindale plans to reclaim the coal refuse by June 2005, after receipt of the required permits.

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

       Dividends will be paid when declared by EME Homer City's general partner. No cash dividends were paid by EME Homer City for any of the three years ended December 31, 2004.

ITEM 6.    SELECTED FINANCIAL DATA

       The selected financial data was derived from EME Homer City's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this report.

	Years Ended December 31,
	2004	2003	2002	2001(1)	2000
	(in thousands)
INCOME STATEMENT DATA
Operating revenues	$497,195	$531,103	$387,490	$494,008	$421,369
Operating expenses	367,433	342,949	300,894	304,443	288,547

Operating income	129,762	188,154	86,596	189,565	132,822
Interest and other income (loss)	1,181	1,437	2,356	(412)	2,269
Gain (loss) on early extinguishment of debt	—	—	—	10,094	—
Interest expense	(150,867)	(156,893)	(169,560)	(139,038)	(138,654)

Income (loss) before income taxes	(19,924)	32,698	(80,608)	60,209	(3,563)
Provision (benefit) for income taxes	(7,886)	18,451	(34,912)	26,240	(391)

Income (loss) before accounting change	(12,038)	14,247	(45,696)	33,969	(3,172)
Cumulative effect of change in accounting, net of tax	—	(958)	—	—	—

Net income (loss)	$(12,038)	$13,289	$(45,696)	$33,969	$(3,172)

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

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
BALANCE SHEET DATA
Assets	$2,158,962	$2,186,287	$2,248,461	$2,336,648	$2,156,559
Current liabilities	236,491	202,305	203,117	114,074	81,811
Long-term debt to affiliates	475,853	498,104	554,299	605,591	1,801,167
Lease financing	1,356,720	1,397,361	1,426,961	1,498,697	—
Other long-term obligations	31,880	33,928	19,258	25,502	76,766
Partners' equity	58,018	54,589	44,826	92,784	196,815
	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
CASH FLOW DATA
Cash provided by (used in) operating activities	$68,267	$111,807	$94,045	$(17,211)	$17,000
Cash provided by (used in) financing activities	(59,656)	(83,820)	(99,543)	(531,735)	99,242
Cash provided by (used in) investing activities	(26,340)	4,814	26,171	568,331	(141,580)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements. These statements are based on EME Homer City Generation L.P.'s (EME Homer City's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth under "—Market Risk Exposures" and "—Management's Overview, Risks Related to the Business and Critical Accounting Estimates—Risks Related to the Business."

       The MD&A presents a discussion of management's focus during 2004, a discussion of EME Homer City's financial results and an analysis of EME Homer City's management efforts with respect to its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW, RISKS RELATED TO THE BUSINESS AND CRITICAL ACCOUNTING ESTIMATES

Management's Overview

Introduction

       EME Homer City was formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 MW for the purpose of producing electric energy. In December 2001, EME Homer City completed a sale-leaseback of the Homer City facilities to third-party lessors which is accounted for as a lease financing for financial reporting purposes. For more information on the sale-leaseback transaction, see "Notes to Financial Statements—Note 11. Lease Commitments."

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

Industry Developments

       Beginning in 2003, a significant factor affecting merchant generators was the substantial increase in the price of natural gas, especially when compared to the less volatile cost of coal. For the years 2003 and 2004, natural gas prices at Henry Hub (a major natural gas trading hub) averaged $5.48 and $5.91, respectively, per million British Thermal Units, commonly referred to as MMBtu, compared to $3.37 per MMBtu for 2002. Based upon data from the New York Mercantile Exchange (NYMEX) as of December 28, 2004, the calendar year 2005 forward natural gas price at Henry Hub was $6.34 per MMBtu. Increases in natural gas prices during 2003 resulted in higher wholesale electricity prices (since natural gas is the primary fuel for many generation plants). The increase in natural gas prices was a positive factor for low-cost merchant coal facilities in markets dominated by gas-fired plants and somewhat positive for coal facilities in those markets more dependent on low-cost coal and nuclear facilities.

       The price of emission allowances, particularly sulfur dioxide (SO2) allowances issued through the Acid Rain Program of the United States Environmental Protection Agency, also increased substantially in 2004. The average cost of SO2 allowances increased from $170 per ton during 2003 to $436 per ton in 2004. The market for SO2 allowances also experienced increased volatility in 2004, with prices ranging from $220 to $740 per ton (in contrast to a range of $100 to $220 per ton between 1998 and 2003). These developments have been attributed to reduced numbers of both allowance sellers and prior vintage allowances. The total cost to purchase SO2 emission allowances during 2004 increased to $43.3 million from $15.2 million in 2003. See "EME Homer City Overview of Operating Performance" below.

EME Homer City Overview of Operating Performance

       EME Homer City's 2004 net income (loss) decreased to $(12.0) million from net income of $13.3 million in 2003. 2004 was affected by three significant items:

•
generation from the Homer City plant decreased to 13.3 TWhrs in 2004 from 14.4 TWhrs in 2003. 2004 experienced lower generation during the first and third quarters due to an unplanned outage in February and the interruption of coal deliveries from fuel suppliers;

•
fuel costs were higher during 2004 due to increases in the costs of purchasing SO2 emission allowances, as described in "—Industry Developments;" and

•
power prices in 2004 were favorably affected by higher natural gas prices in the United States. The 24-hour PJM market price (at the Homer City busbar) increased from $35.08 per megawatt hour in 2003 to $40.79 per megawatt hour in 2004. The increase in market price improved the profitability of the Homer City facilities and partially offset the decline in generation and increase in fuel costs.

       In order to make a distribution, EME Homer City must be in compliance with the covenants specified in the lease agreements, including a senior rent service coverage ratio for the prior twelve-month period (taken as a whole) which must be greater than 1.7 to 1. The senior rent service coverage ratio is defined as all income and receipts of EME Homer City less amounts paid for operating expenses, required capital expenditures, taxes and financing fees divided by the aggregate amount of the debt portion of the rent, plus fees, expenses and indemnities due and payable with respect to the lessor's debt service reserve letter of credit. During the 12 months ended December 31, 2004, the senior rent service coverage ratio was 2.33 to 1.

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

       There is no assurance that EME Homer City will be successful in selling power into its markets or that the prices received for such power will generate positive cash flow. If EME Homer City is not successful, it may not be able to generate enough cash to service its own debt. See "Market Risk Exposures—Commodity Price Risk."

EME's credit rating is below investment grade, which may adversely affect its ability to provide credit support for sales from the facilities.

       EME, directly and through a subsidiary, provides credit support to its subsidiaries, including Edison Mission Marketing & Trading, which markets all of the power from the Homer City facilities. The credit support is in the form of cash, letters of credit and parent company guarantees for the benefit of Edison Mission Marketing & Trading's counterparties. Without an investment grade rating, EME's ability to provide credit support to its subsidiaries is limited. If EME were unable to provide adequate credit support, this would reduce the number of counterparties willing to enter into bilateral contracts with Edison Mission Marketing & Trading, thus requiring it to rely on short-term markets instead of bilateral contracts. Furthermore, if forward prices for power increase significantly, EME may not be able to meet the margining requirements. Failure to meet a margining requirement will permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract. See "Liquidity and Capital Resources—Credit Ratings."

EME Homer City is subject to extensive energy industry regulation.

       Federal laws and regulations govern, among other things, transactions by and with purchasers of power (including utility companies), the operations of a power plant, the ownership of a power plant and various aspects related to transmission access. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants such as the Homer City facilities. Energy-producing projects are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project. For more information, see "Item 1. Business—Regulatory Matters."

       In addition to its exposure to government regulation affecting all electric power suppliers and generating companies on a national level, EME Homer City is especially susceptible to regulatory actions and litigation outcomes that are specific to the geographic power market in which the Homer City facilities are located.

       There is no assurance that new laws or other future regulatory developments will not have a material adverse effect on EME Homer City's business, results of operations or financial condition, nor can EME Homer City provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for its plants. If EME Homer City cannot comply with all applicable regulations, its business, results of operations, and financial condition could be adversely affected.

EME Homer City is subject to extensive environmental regulation that may involve significant and increasing costs.

       EME Homer City's operations are subject to extensive environmental regulation by federal, state and local authorities. EME Homer City believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which EME Homer City conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that its business, financial condition and results of operations would not be materially adversely affected.

       Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. EME Homer City cannot provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for its plants.

       Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect EME Homer City's plants. Also, coal plant emissions of nitrogen and sulfur oxides, mercury and particulates are potentially subject to increased controls and mitigation expenses. Changing environmental regulations could require EME Homer City to purchase additional emission allowances or make some units uneconomical to maintain or operate. If EME Homer City cannot comply with all applicable regulations, its business, results of operations and financial condition could be adversely affected. See "Liquidity and Capital Resources—Environmental Matters and Regulations."

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

       In connection with the sale-leaseback transaction, EME Homer City entered into a designated account representative agreement with the owner lessors which provides that, for as long as the facility leases are in effect, EME Homer City will be irrevocably able to appoint the designated account representatives on file with the United States Environmental Protection Agency or the Pennsylvania Department of Environmental Protection, as the case may be, entitled to buy, sell and otherwise dispose of emission allowances without any payments or consideration to the owner lessors. The agreement provides that upon termination of a facility lease, the applicable owner lessor will have the right to appoint itself or any other person as EME Homer City's successor designated account representative for purposes of any future emission allowances not then owned by EME Homer City. If a facility lease were to terminate before its expiration, this event would also terminate the account representative agreement, and EME Homer City would be required to write-off any unamortized emission allowances that it would no longer control.

General operating risks and catastrophic events may adversely affect EME Homer City's operations.

       The operation of power generation facilities involves many operating and market risks, including:

•
performance below expected levels of output or efficiency;

•
changes in the cost or availability of fuel, emissions credits or allowances, transmission, insurance, supplies or raw materials;

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

       EME Homer City is required to have insurance for the facilities, including all-risk property damage insurance, commercial general public liability insurance, boiler and machinery coverage and business interruption insurance. EME Homer City cannot provide assurance that the insurance coverage for the facilities will be available in the future on commercially reasonable terms. EME Homer City also cannot provide assurance that the insurance proceeds received for any loss of the facilities or any damage to the facilities will be sufficient to permit EME Homer City to make any payments of rent under the facility leases.

       Due to the current market environment, the minimum insurance coverage specified under the sale-leaseback documents is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements that permits it to maintain its current insurance coverage through June 1, 2005. Failure to maintain insurance pursuant to the sale-leaseback documents, absent a waiver, could result in an event of default under the documents, which could have a material adverse effect on EME Homer City. For more information on the insurance maintained by EME Homer City, see "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies."

Critical Accounting Estimates

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

       Management's judgment is required to determine if a transaction meets the definition of a derivative and, if yes, whether the normal sales and purchases exception applies or whether individual transactions qualify for hedge accounting treatment. The majority of EME Homer City's power sales and fuel supply agreements related to its generation activities do not meet the definition of a derivative as they are not readily convertible to cash, or qualify for hedge accounting. Determining the fair value of derivatives under SFAS No. 133 is a critical accounting estimate because the fair value of a derivative is susceptible to significant change resulting from a number of factors, including: volatility of energy prices, credits risks, market liquidity and discount rates. See "Market Risk Exposures" for a description of risk management activities and sensitivities to change in market prices.

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

       The assessment of impairment is a critical accounting estimate because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (3) if an impairment exists, the fair value of the asset or asset group. Factors EME Homer City considers important, which could trigger an impairment, include operating losses, projected future operating losses, the financial condition of counterparties or significant negative industry or economic trends. The expected future undiscounted cash flow from the Homer City facilities is a critical accounting estimate because: (1) estimating future prices of energy and capacity in wholesale energy markets is susceptible to significant change, and (2) the period of the forecast is over an extended period of time due to the estimated remaining useful life of 30.67 years for the Homer City facilities, and (3) the impact of an impairment on EME Homer City's financial position and results of operations would be material. The expected undiscounted future cash flow from long-lived assets exceeded the carrying value of those assets.

Pensions and Other Postretirement Benefits

       Pension and other postretirement obligations and the related effects on results of operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and liability measurement. Additionally, health care cost trend rates are critical assumptions for postretirement health care plans. These critical assumptions are evaluated at least annually. Other assumptions, such as retirement, mortality and turnover, are evaluated periodically and updated to reflect actual experience.

       The discount rate enables EME Homer City to state expected future cash flows at a present value on the measurement date. At the December 31, 2004 measurement date, EME Homer City used discount rates of 5.5% for pensions and 5.75% for postretirement benefits other than pensions (PBOP) that represented the market interest rate for high-quality fixed income investments.

       To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. The expected rate of return on plan assets was 7.5% for pensions. Actual returns on the pension plan assets were 12.2%, 5.0% and 11.9% for the one-year, five-year and ten-year periods ended December 31, 2004, respectively. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.

       At December 31, 2004, EME Homer City's pension plans had a $21.5 million projected benefit obligation (PBO), a $15.0 million accumulated benefit obligation (ABO) and $11.2 million in plan assets. A 1% decrease in the discount rate would increase the PBO by $3.0 million, and a 1% increase would decrease the PBO by $2.5 million, with corresponding changes in the ABO. A 1% decrease in the expected rate of return on plan assets would increase pension expense by $0.1 million.

       Annually, EME Homer City reviews all pension plans to determine if the ABO exceeds the fair value of the plan's assets. If the ABO exceeds the fair value of the plan assets, EME Homer City records an additional minimum pension liability, with a corresponding charge to other comprehensive income. EME Homer City may incur additional minimum pension liabilities in future periods.

       At December 31, 2004, EME Homer City's PBOP plans included $17.5 million in PBO. Total expense for these plans was $1.5 million for 2004. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2004 by $3.1 million and annual aggregate service and interest costs by $0.3 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2004 by $2.6 million and annual aggregate service and interest costs by $0.2 million.

       See "Results of Operations—New Accounting Pronouncements" for information on the effects of FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."

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

       As part of the process of preparing its financial statements, EME Homer City is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within EME Homer City's balance sheet. At December 31, 2004, EME Homer City had net federal and state deferred tax assets of $35.2 million. In assessing the realization of EME Homer City's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of EME Homer City's deferred income tax assets depends upon its ability to generate taxable income in the future or utilize losses through a reduction in the loan with Edison Mission Finance. On a quarterly basis, management evaluates the recoverability of its deferred tax assets to ensure there is adequate support for the realization of the deferred tax assets. In the event management were to determine that EME Homer City would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made.

       For additional information regarding EME Homer City's accounting policies, see "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 2. Summary of Significant Accounting Policies."

RESULTS OF OPERATIONS

Summary

       The table below summarizes revenues and key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Years Ended December 31,
	2004	2003	2002
Revenues (in millions)
Energy	$486	$491	$348
Capacity	28	30	41
Gain (loss) from price risk management	(17)	10	(2)

Total operating revenues	$497	$531	$387

Statistics
Generation (in GWhr)	13,292	14,403	12,111
Availability(1)	85.1%	88.7%	76.8%
Forced outage rate(2)	5.3%	5.1%	16.0%
Average realized energy price/MWhr	$36.20	$34.02	$28.70

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

Operating Revenues

       Operating revenues decreased $33.9 million in 2004 compared to 2003, and increased $143.6 million in 2003 compared to 2002. Energy and capacity sales were made through contracts with EME Homer City's marketing affiliate, Edison Mission Marketing & Trading. The 2004 decrease was primarily due to increased losses related to price risk management activities (explained below). EME Homer City also experienced lower energy revenues from lower generation and availability which was mostly offset by increased average realized energy prices. Lower generation was caused by interruption of coal deliveries under contracts with fuel suppliers to EME Homer City. For information on recent disputes, see "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contractual Obligations—Fuel Supply Contracts." As a result of these interruptions, EME Homer City reduced generation during off-peak periods when power prices were lower and purchased coal from alternative suppliers at spot prices which were substantially higher than the contract prices. In addition, EME Homer City had an unplanned outage at Unit 1 in February 2004. The 2003 increase was due to increased generation and higher energy prices. See "Market Risk Exposures—Commodity Price Risk" for further discussion of PJM market prices. The 2003 increase in generation primarily resulted from an unplanned outage on Unit 3 and extended outages on Units 1 and 2 during the first two quarters of 2002. On February 10, 2002, the ductwork and bypass associated with the selective catalytic reduction system on Unit 3 collapsed causing the entire unit to shut down. Unit 3 returned to service on April 4, 2002 and operated with the selective catalytic reduction system bypassed until June 19, 2003, when it was returned to service. As a result of the Unit 3 ductwork collapse, EME Homer City reviewed the similar structures on Units 1 and 2 and determined that as a precaution it would be appropriate to install additional reinforcement in these structures. The additional reinforcement extended the duration of planned outages for these units, which had been scheduled to end on June 2, 2002. Unit 1 returned to service on June 28, 2002, and Unit 2 returned to service on June 26, 2002.

       Losses from price risk management increased $27.1 million in 2004 compared to 2003, and decreased $12.2 million in 2003 compared to 2002. A significant portion of the 2004 increase and 2003 decrease was attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. Also included in the 2004 losses are realized losses related mostly to futures contracts that did not qualify for hedge accounting under SFAS No. 133. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $(13.6) million, $11.0 million and $(1.5) million in 2004, 2003 and 2002, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective gains (losses) were partially attributable to changes in the difference between energy prices at the PJM West Hub (the delivery point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). In addition, EME Homer City recognized gains (losses) on the ineffective portion related to forward contracts that expired during the respective periods. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

       Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally higher during the third quarter of each year.

Operating Expenses

       Operating expenses increased $24.5 million in 2004 compared to 2003 and increased $42.1 million in 2003 compared to 2002. Operating expenses consist of fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Fuel expenses increased $21.9 million in 2004 compared to 2003, and increased $44.9 million in 2003 compared to 2002. The 2004 increase is due to an increase in the cost of SO2 emission allowances at higher market prices. The average cost of these allowances increased from $170 per ton during 2003 to $436 per ton in 2004. In addition, coal deliveries under contracts with four fuel suppliers to EME Homer City were temporarily interrupted as described above under "—Operating Revenues." The 2003 increase was primarily due to increased generation due to outages experienced during the first half of 2002.

       Plant operations costs increased $5.5 million in 2004 compared to 2003, and decreased $4.4 million in 2003 compared to 2002. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The 2004 increase is primarily due to higher security costs due to an increase in security personnel and higher maintenance costs largely from the February outage. Partially offsetting this increase were lower insurance premiums. The 2003 decrease is primarily due to lower maintenance costs in 2003 as compared to 2002 when EME Homer City's units experienced outages.

       Depreciation and amortization were $63.0 million, $63.0 million and $61.9 million during 2004, 2003 and 2002, respectively. As a result of the sale-leaseback in December 2001, depreciation and amortization consists primarily of EME Homer City's leasehold interest, which is being depreciated over the minimum term of the leases of 33.67 years.

       Administrative and general expenses were $1.8 million, $4.8 million and $4.3 million during 2004, 2003 and 2002, respectively. Administrative and general expenses primarily include EME Homer City's share of EME's Americas Region Chicago office. The Chicago office has technical and managerial responsibility for EME Homer City's operations.

Other Income (Expense)

       Interest expense was $150.9 million, $156.9 million and $169.6 million during 2004, 2003 and 2002, respectively. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also includes interest of $38.2 million, $41.6 million and $49.7 million during 2004, 2003 and 2002, respectively, from EME Homer City's subordinated revolving loan agreements with Edison Mission Finance.

       Interest and other income was $1.3 million, $1.4 million and $2.6 million during 2004, 2003 and 2002, respectively. Interest and other income (expense) primarily relates to interest earned on cash and cash equivalents offset by fees paid to EME Homer City's marketing affiliate.

Provision (Benefit) for Income Taxes

       EME Homer City had effective income tax provision (benefit) rates of (39.6)%, 56.4% and (43.3)% in 2004, 2003 and 2002, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes.

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

Related Party Transactions

Edison Mission Marketing & Trading Agreements

       EME Homer City entered into a Master Purchase, Sale and Services Agreement with its marketing affiliate effective October 31, 2002, pursuant to which Edison Mission Marketing & Trading arranges for purchases and sales of the following products, including services related thereto: (i) electric energy and capacity; (ii) fuel oil; and (iii) emission allowances.

       EME Homer City compensates Edison Mission Marketing & Trading in accordance with the following table with respect to these transactions and reimburses its marketing affiliate for brokers fees,

taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Energy and/or capacity	$.02/MWhr ($.02/MW-day for capacity)
Fuel oil	$.05/bbl
Emission allowances	$.25/SO2 allowance; and $25/NOx allowance

       The net fees earned by Edison Mission Marketing & Trading were $0.7 million, $0.9 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Beginning in the fourth quarter of 2002, EME Homer City received accelerated payments under its agreement with Edison Mission Marketing & Trading, whereby Edison Mission Marketing & Trading paid EME Homer City in the same month that power generation was delivered and prepaid a portion of the following month's expected power generation. Beginning in the second quarter of 2003, Edison Mission Marketing & Trading began prepaying in full for the following month's expected power generation. As a result of the accelerated payments, EME Homer City had payables at December 31, 2004 and 2003 due to Edison Mission Marketing & Trading of $66.5 million and $45.0 million, respectively.

       EME Homer City entered into several transactions through Edison Mission Marketing & Trading for the purchase or sell of SO2 and NOx allowances from or to another affiliate of EME. All transactions were completed at market price on the date of the transaction. Net consideration paid was $43.9 million, $10.3 million and $4.8 million during 2004, 2003 and 2002, respectively.

       During 2003, Edison Mission Marketing & Trading entered into agreements using the capacity of the Homer City facilities to participate in auction revenue rights awarded through PJM to load serving entities. The auction revenue rights are applicable to the period from June 1, 2003 through May 31, 2004, and the benefits of such agreements will flow through to EME Homer City. EME Homer City's share of auction revenue rights of $16.5 million was paid by May 31, 2004. Revenue related to the auction revenue rights are recognized on a straight-line basis over the period of the agreements.

       During 2002, EME Homer City entered into four capacity swap agreements and two energy price basis swap agreements with Edison Mission Marketing & Trading. Each agreement was at fair market value at the time of the transaction. Payments received in 2003 and 2002 under these agreements amounted to $2.9 million and $2.3 million, respectively.

Fuel Services Agreements

       EME Homer City entered into agreements with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of these agreements, EME Homer City pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under these agreements for the three years ended December 31, 2004, 2003 and 2002 was $0.4 million, $0.3 million and $0.3 million, respectively.

Affiliate Financing

       EME Homer City obtained financing from Edison Mission Finance in connection with its acquisition of the Homer City facilities. Under the terms of EME Homer City's loan from Edison Mission Finance, the principal amount is due in 2014, with no scheduled repayment prior to its maturity. This loan is subordinated to EME Homer City's lease rent obligations, with interest and principal payments subject to limitations based on EME Homer City's ability to make distributions under the sale-leaseback documentation.

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

       Amounts included in Due to Affiliates on the balance sheet associated with this tax-allocation agreement totaled $25.9 million and $17.8 million at December 31, 2004 and 2003, respectively. For the year ended December 31, 2002, all outstanding receivables were realized through a reduction in amounts owed under EME Homer City's affiliate financing with Edison Mission Finance.

Services Agreements with Edison Mission Energy and Edison International

       Certain administrative services such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs, payroll funding and other services totaling $30.1 million, $30.5 million and $31.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. EME Homer City had a net payable at December 31, 2004 due to Edison International of $1.4 million related to these programs.

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

Contribution of Services by Midwest Generation EME, LLC

       Midwest Generation EME, LLC is a subsidiary of EME that provided executive management, legal, human resources, accounting and other administrative services in Chicago on EME Homer City's behalf without charge through March 2004. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of EME Homer City's financial results, although EME Homer City does not have a cash obligation to pay for these activities. The cost of these services, after tax, was $0.4 million, $1.9 million and $2.2 million for the first quarter of 2004 and the years ended December 31, 2003 and 2002, respectively. EME Homer City has reflected these activities as a non-cash contribution of services by its parent in the accompanying financial statements. In April 2004, EME Homer City and Midwest Generation EME, LLC entered into a new Management and Administration Agreement pursuant to which Midwest Generation EME, LLC began charging EME Homer City for management and administrative services. Actual costs billable under this agreement for the year ended December 31, 2004 were $1.4 million. EME Homer City had a payable at December 31, 2004 due to Midwest Generation EME, LLC of $159 thousand related to this agreement.

New Accounting Pronouncements

Introduction

       A number of changes in accounting standards or interpretations were issued or effective during 2004, including the following items that were relevant to EME Homer City.

Statement of Financial Accounting Standards Interpretation No. 46(R)

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

FASB Staff Position FAS 106-2

       In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the Position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. EME Homer City adopted this guidance effective July 1, 2004, which had an immaterial impact on its financial statements. According to proposed federal regulations, EME Homer City's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits. Accordingly, EME Homer City recognized the subsidy in the measurement of its accumulated obligation and recorded an actuarial gain.

Statement of Financial Accounting Standards No. 151

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred beginning in the first quarter of 2006. EME Homer City does not expect the adoption of this standard to have a material impact on EME Homer City's financial statements.

Statement of Financial Accounting Standards No. 153

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 amends and clarifies that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring beginning in the third quarter of 2005. EME Homer City does not expect the adoption of this standard to have a material impact on EME Homer City's financial statements.

FASB Staff Position FAS 109-1

       In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. This FASB Staff Position had no impact on EME Homer City's financial statements. EME Homer City is evaluating the effect that the tax deduction will have in subsequent years.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

Cash Flow

       At December 31, 2004, EME Homer City had cash and cash equivalents of $74.2 million compared to $92.0 million at December 31, 2003. Net working capital at December 31, 2004 was $(58.1) million compared to $(26.0) million at December 31, 2003. Net working capital decreased $32.1 million primarily attributable to an increase of $21.6 million in prepayments from EME Homer City's marketing affiliate and an increase in income taxes payable of $8.1 million under the tax-sharing agreement.

       Net cash provided by operating activities decreased $43.5 million in 2004 compared to 2003 and increased $17.8 million in 2003 compared to 2002. The 2004 decrease in operating cash flow is primarily due to losses in 2004 versus income in 2003 and the timing of cash receipts and disbursements related to working capital items. The 2003 increase in operating cash flow is due to interest payments to EME Homer City's affiliate in 2003. A portion of the increase is due to accelerated payments from Edison Mission Marketing & Trading in 2003 for the subsequent month's power sales.

       Net cash used in financing activities was $59.7 million, $83.8 million and $99.5 million in 2004, 2003 and 2002, respectively. The 2004 decrease is primarily due to lower payments on affiliate debt, lower repayment of a portion of its lease financing and higher net payments under the lease swap agreement, partially offset by lower borrowings from its affiliates. In 2003, EME Homer City had a net paydown of affiliate debt, repaid a portion of its lease financing and received an advance on the lease swap agreement. In 2002, EME Homer City borrowed from its affiliate, repaid a portion of its lease financing and also received an advance on the lease swap agreement.

       Net cash provided by (used in) investing activities was $(26.3) million, $4.8 million and $26.2 million in 2004, 2003 and 2002, respectively. The 2004 change is primarily due to a deposit of $7.1 million to a restricted cash account in 2004 related to an environmental bond, compared to a $37.9 million decrease in restricted cash in 2003. The 2003 decrease in net cash provided by investing activities is due to a lower amount of restricted cash utilized in 2003 as compared to 2002 and an increase in capital expenditures. Restricted cash was utilized to meet lease payment obligations in 2003 and 2002. Capital expenditures were $19.2 million, $33.2 million and $26.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. 2004 capital expenditures were primarily related to non-environmental improvements. 2003 and 2002 capital expenditures were primarily related to the addition of a flue gas desulfurization system on Unit 3 and the selective catalytic reduction system on all three units.

       The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

       EME Homer City plans to spend $24.6 million, $11.6 million and $12.7 million in 2005, 2006 and 2007, respectively, for capital expenditures. In 2005, capital expenditures of $17.5 million will relate to environmental projects such as SCR performance improvements on all three units and ash removal improvements on two of the units. Non-environmental expenditures will relate to upgrades to the coal handling system and component replacement projects.

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

       The rent payments that EME Homer City owes under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2004, the senior rent service coverage ratio was 2.33 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

       EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40.0 million included in restricted cash at December 31, 2004.

Distributions to Edison Mission Energy

       The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction (in millions):

	Years Ended December 31,
	2004	2003		2002
Payment of interest	$29.1	$84.1		$—
Payment of principal	31.9	77.2		—

Total payments	$61.0	$161.3	*	$—

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

       EME Homer City's sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of its facilities if Edison Mission Marketing & Trading does not have an investment grade credit rating from Standard & Poor's or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City currently sells all of the output from its facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that will allow it to enter into such sales, under specified conditions, through December 31, 2006. EME Homer City continues to be in compliance with the terms of the consent; however, the consent is revocable by the sale-leaseback owner participant at any time. The sale-leaseback owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future. Revocation of the consent would not affect trades between Edison Mission Marketing & Trading and EME Homer City that had been entered into while the consent was still in effect. EME Homer City is permitted to sell the output of its facilities into the spot market at any time.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

       The following table summarizes the majority of EME Homer City's contractual obligations as of December 31, 2004.

	Payments Due by Period (in millions)
Contractual Obligations
	2005	2006-2007	2008-2009	Thereafter	Total
Long-term debt to affiliate(1)	$—	$—	$—	$826.7	$826.7
Lease financing	151.9	302.4	302.9	2,129.5	2,886.7
Lease swap agreement	1.1	1.6	1.5	(54.2)	(50.0)
Operating and capital lease obligations(2)	0.4	0.5	0.2	—	1.1
Purchase obligations:
Capital improvements	3.4	—	—	—	3.4
Fuel supply contracts	185.1	154.1	47.6	—	386.8
Coal cleaning agreement	6.6	—	—	—	6.6
Employee benefit plan contribution(3)	2.1	—	—	—	2.1

Total Contractual Obligations	$350.6	$458.6	$352.2	$2,902.0	$4,063.4

(1)
See "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Long-Term Debt" for additional details. Table assumes long-term debt is held to maturity. Amount also includes interest payments over life of debt.

(2)
See "EME Homer City Generation L.P. Notes to Financial Statements—Note 11. Lease Commitments" for additional details.

(3)
Amount includes estimated contribution to the pension plans and postretirement benefits other than pensions. The estimated contributions beyond 2005 are not available. For more information, see "Management's Overview—Critical Accounting Estimates—Pensions and Other Postretirement Benefits" and "EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Employee Benefit Plans."

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

Lease Swap Agreement

       In connection with the sale-leaseback transaction, EME Homer City has entered into a swap agreement with a bank in order to more effectively match its cash flow, which generally is higher during the summer months when energy prices are higher, with its lease payments. Beginning in April 2002 through April 2014, the bank will make a swap payment to EME Homer City in April of each year and EME Homer City will make a swap payment to the bank in October of each year. The amount of payments is designed to reverse the semi-annual payments due under the lease such that EME Homer City effectively has lower cash obligations in April and higher cash obligations in October. In April 2004, EME Homer City received a payment of $54.0 million and in October 2004 EME Homer City made a payment of $61.8 million, resulting in a net deposit balance of $42.8 million at December 31, 2004. EME Homer City is also required to fund one-sixth of the October swap payment each month, between April and September of each year, into a restricted cash account. The implicit interest rate, which was fixed at inception of the swap agreement, is based on LIBOR during periods that EME Homer City has a net deposit with the bank, and LIBOR plus 5% during periods that EME Homer City has a net loan with the bank.

Fuel Supply Contracts

       EME Homer City has entered into several fuel purchase agreements with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. These contracts call for the purchase of a minimum quantity over the term of the contracts, which extend from one to five years from December 31, 2004, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements.

Fuel Supply Dispute—

       During 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. On December 21, 2004, Unionvale and Genesis gave EME Homer City written notice of an event of force majeure at the Genesis No. 17 Mine in Pennsylvania, which is a source of coal under both of the agreements. The claimed force majeure event is the result of alleged geologic conditions that, in the suppliers' opinion, prevent the delivery of coal under the agreements. These two agreements together provide for the delivery to EME Homer City of 1,290,000 tons of coal in 2005.

       Unionvale and Genesis also seek to terminate one of the agreements, which was scheduled to run through December 2007, under a provision that allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the Mine prevent mining and will continue beyond a 30-day period. The parties' second agreement with a term through December 2006 does not contain a similar termination provision, and the suppliers have requested contract modifications to the term, quantity, quality and price provisions of the agreement.

       EME Homer City disputes the force majeure claim as it relates to both agreements and has filed suit against Unionvale and Genesis in Pennsylvania state court. EME Homer City's complaint seeks equitable relief by way of an order requiring the defendants to fulfill their contracted obligations and such other monetary relief as is just and proper. Contracts have been awarded and inventory strategies adjusted to reflect and offset the delivery shortfall for 2005. As of December 31, 2004, EME Homer City had not contracted for the resultant potential shortfalls in 2006 and 2007.

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

Ash Disposal Site

       EME Homer City's ash disposal site is a permitted Class I Residual Waste Landfill, the most stringently regulated of the three categories of residual waste landfills authorized by the regulations of the Pennsylvania Department of Environmental Protection (PADEP). Each lift where coal ash is disposed must be capped and covered when it reaches final grade. EME Homer City must also monitor groundwater quality at and adjacent to the ash disposal site through a network of monitoring wells and report the results to PADEP on a periodic basis. In the event that a disposal facility's groundwater monitoring identifies degradation in any of its wells, PADEP's regulations require the facility to first confirm the existence and nature of the degradation by conducting a groundwater assessment. If the assessment confirms groundwater degradation in excess of the applicable regulatory standards, the facility is then required to prepare and implement an abatement plan that could include measures such as installing a liner in a previously unlined area. To date, no degradation has been found in the groundwater monitoring system at EME Homer City that would require the development of an assessment or abatement plan. EME Homer City also provides financial assurance in the form of a surety bond to guarantee its closure and post-closure obligations at the landfill. The estimated closure date is 2018. Management does not believe that the costs of maintaining and closing the ash disposal site will have a material impact on EME Homer City's results of operations or financial position.

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

Off-Balance Sheet Transactions

       EME Homer City has no significant off-balance sheet transactions.

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

State—Pennsylvania

Water Quality

       The discharge from the treatment plant receiving the wastewater stream from EME Homer City's Unit 3 flue gas desulfurization system has exceeded the stringent, water-quality based limits for selenium in the station's NPDES permit. As a result, EME Homer City was notified in April 2002 by PADEP that it has been included in the Quarterly Noncompliance Report submitted to the United States Environmental Protection Agency (US EPA). EME Homer City has met with the contractor responsible for the Unit 3 flue gas desulfurization system to discuss approaches to resolving the water quality issues and is investigating technical alternatives for maximizing the level of selenium removal in the discharge. EME Homer City has also discussed these approaches for resolving the water quality issues with PADEP. While pilot studies have been completed which have improved the performance of the treatment system, the discharge has not been able to consistently meet its effluent limitation. Chemicals are being added to the system to continue to improve its performance which has come very close to meeting the very tight water quality based limitation. Plans are being made to conduct an additional pilot test if the new chemical addition procedure fails to achieve consistent compliance. After the station achieves consistent compliance, EME Homer City will meet with PADEP to discuss the drafting of a consent agreement to address the selenium issue and then instruct the contractor to make the necessary improvements. The consent agreement may include the payment of civil penalties, but the amount cannot be estimated at this time.

Federal—United States of America

Clean Air Act

       EME Homer City expects that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. EME Homer City's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of EME Homer City's market conditions.

Mercury Regulation

       In December 2000, the US EPA announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions by no later than December 15, 2003. On January 30, 2004, the US EPA published rules for regulating mercury emissions from coal-fired power plants. The US EPA proposed two rule options for public comment: 1) regulate mercury as a hazardous air pollutant under Clean Air Act Sec. 112(d); or 2) rescind the US EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018. On March 16, 2004, the US EPA published a Supplemental Notice of Proposed Rulemaking to provide more details on its emissions cap and trade proposal for mercury, and on November 30, 2004, the US EPA issued a Notice of Data Availability (NODA) requesting comments on additional modeling and other data the US EPA was considering in development of its final rule. The NODA public comment period closed on January 2, 2005. At this time, the US EPA anticipates finalizing the regulations on March 15, 2005, with controls required to be in place on existing units by March 15, 2008 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

       EME Homer City's preliminary estimate is that the anticipated mercury regulations, along with the other Clean Air Act developments described below, may require it to spend approximately $300 million for capital improvements in the 2006-2010 timeframe, although the timing will depend on which mercury proposal is adopted.

National Ambient Air Quality Standards

       Ambient air quality standards for ozone and fine particulate matter were adopted by the US EPA in July 1997. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the US EPA's revised ozone and fine particulate matter ambient air quality standards.

       The US EPA designated non-attainment areas for the 8-hour ozone standard on April 30 2004, and for the fine particulate standard on January 5, 2005. Indiana County, the location of the Homer City facilities, is in a non-attainment area for both standards. Pennsylvania will be required to revise its state implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. Pennsylvania's revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.

       In December 2003, the US EPA proposed rules that would require states to revise their state implementation plans to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter. The proposed "Clean Air Interstate Rule" is designed to be completed before states must revise their implementation plans to address local reductions needed to meet the new ozone and fine particulate matter standards. The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide. The proposed rule would affect 27 states, including Pennsylvania. The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015.

       On March 10, 2005, the acting administrator of the US EPA signed the final Clean Air Interstate Rule. According to information provided by the US EPA, Phase I nitrogen oxides reductions would come into effect in 2009 rather than 2010. In addition, the emissions budgets for sulfur dioxides and nitrogen oxides in the final rule appear to have been slightly modified from the proposed regulation. EME Homer City has not had an opportunity to review the text of the final Clean Air Interstate Rule regulation. In addition, any additional obligations on EME Homer City's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until Pennsylvania revises its state implementation plans. Depending upon the final standards that are adopted, EME Homer City may incur substantial costs or financial impacts resulting from required capital improvements or operational changes.

Regional Haze

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their state implementation plans to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions that are achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. However, until the state implementation plans are revised, EME Homer City cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

New Source Review Requirements

       On November 3, 1999, the United States Department of Justice filed the first of a number of suits against electric utilities and power generating facilities for alleged violations of the Clean Air Act's new source review, or NSR, requirements related to modifications of air emissions sources at electric generating stations. In addition to the suits filed, the US EPA has issued a number of administrative Notices of Violation to electric utilities alleging NSR violations. EME Homer City has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at its facilities.

       Several of the named utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations. These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units. The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized. However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of the US EPA's proposed NSR reforms (discussed immediately below).

       On December 31, 2002, the US EPA finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits. Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003. To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

       A federal district court, ruling on a lawsuit filed by the US EPA, found on August 7, 2003, that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary pre-construction permits. On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects. This decision is currently on appeal before the United States Court of Appeals for the Fourth Circuit.

       On October 27, 2003, the US EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This clearer definition of "routine maintenance, repair and replacement," would provide EME Homer City greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements, and might mitigate the potential impact of the Ohio Edison decision. However, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

       Prior to EME Homer City's purchase of the Homer City facilities, the US EPA requested information under Section 114 of the Clean Air Act from the prior owners of the plant concerning physical changes at the plant. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. Other than this request for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to EME Homer City's facilities.

       Developments with respect to changes to the NSR program and NSR enforcement developments will continue to be monitored by EME Homer City to assess what implications, if any, they will have on the operation of its power plants, or on EME Homer City's results of operations or financial position.

Federal Legislative Initiatives

       There have been a number of bills introduced in Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, EME Homer City is not able to evaluate the potential impact of these proposals at this time.

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

       Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, EME Homer City may be liable for these costs. EME Homer City has agreed to indemnify the sellers of the Homer City facilities for specified environmental liabilities. See "—Contractual Obligations, Commitments and Contingencies—Contingencies—Guarantees and Indemnities" for a discussion of the indemnity agreement.

Climate Change

       Since the adoption of the United Nations Framework Convention on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions. In December 1997, the Clinton administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated. Under the treaty, known as the Kyoto Protocol, the United States would be required, by 2008-2012, to reduce its greenhouse gas emissions by 7% from 1990 levels. As a result of Russia's ratification of the Kyoto Protocol in December 2004, the Protocol officially came into effect on February 16, 2005.

       In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate change-related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change. Thus, EME Homer City may be affected by future federal or state legislation relating to greenhouse gas emissions reductions.

       In addition, there have been several petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act. On September 3, 2003, the US EPA denied a petition by Massachusetts, Maine and Connecticut to compel the US EPA under the Clean Air Act to require the US EPA to establish a national ambient air quality standard for carbon dioxide. Since that time, 11 states and other entities have filed suits against the US EPA in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). The D.C. Circuit has granted intervention requests from 10 states that support the US EPA's ruling. The D.C. Circuit has not yet ruled on this matter.

       On July 21, 2004, Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, the City of New York and certain environmental organizations brought lawsuits in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by their alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. The lawsuits seek injunctive relief in the form of a mandatory cap on carbon dioxide emissions to be phased in over several years. The defendants in these suits have filed motions to dismiss, which have not yet been ruled upon by the court. EME Homer City has not been named as a defendant in these lawsuits.

       The ultimate outcome of the climate change debate could have a significant economic effect on EME Homer City. Any legal obligation that would require EME Homer City to substantially reduce its emissions of carbon dioxide would likely require extensive mitigation efforts and would raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities.

MARKET RISK EXPOSURES

Introduction

       EME Homer City's primary market risk exposures arise from fluctuations in electricity and fuel prices, emissions allowances and transmission rights. EME Homer City manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. Electric power generated at the Homer City facilities is sold under bilateral arrangements with domestic utilities and power marketers pursuant to transactions generally with terms of two years or less, or into the PJM or NYISO markets. These pools have short-term markets, which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets. Edison Mission Marketing & Trading may also, from time to time, participate in auctions for "full requirement service" in various states for the procurement of power for electric utilities' bundled customers, in which Edison Mission Marketing & Trading would contract for the sale of power to end users over delivery periods defined in each auction. For instance, Edison Mission Marketing & Trading participated in the New Jersey Basic Generation Auction of February 2005 and was the winning bidder on some sales to large industrial customers for a one-year term.

       This section discusses these market risk exposures under the following headings:

Commodity Price Risk

       EME Homer City's risk management policy allows for the use of derivative financial instruments through Edison Mission Marketing & Trading to limit financial exposure to energy prices for non-trading purposes. Use of these instruments exposes EME Homer City to commodity price risks, which include potential losses that can arise from a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME Homer City's risk management policies through Edison Mission Marketing & Trading. Policies are in place which define the risk tolerance for EME Homer City. Procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Edison Mission Marketing & Trading performs a "value at risk" analysis in its daily business to identify, measure, monitor and control its overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, Edison Mission Marketing & Trading supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured, and/or mitigated.

       Among the factors that influence future market prices of energy, capacity and ancillary services in PJM and NYISO are:

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

       EME Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity, emission credits and ancillary services in the PJM and NYISO competitive markets. The following table depicts the historical average market prices for energy per megawatt-hour in PJM during the past three years:

	24-Hour PJM Historical Energy Prices*
	2004	2003	2002
January	$51.12	$36.56	$20.52
February	47.19	46.13	20.62
March	39.54	46.85	24.27
April	43.01	35.35	25.68
May	44.68	32.29	21.98
June	36.72	27.26	24.98
July	40.09	36.55	30.01
August	34.76	39.27	30.40
September	40.62	28.71	29.00
October	37.37	26.96	27.64
November	35.79	29.17	25.18
December	38.59	35.89	27.33

Yearly Average	$40.79	$35.08	$25.63

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly real-time prices provided on the PJM-ISO web-site.

       As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during 2004 were higher than the average historical market prices during 2003, except for March and August. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

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

       Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price at a specific delivery point to be raised or lowered relative to other locations depending on how the point is impacted by transmission constraints. During the past 12 months, transmission congestion in PJM has resulted in prices at the PJM West Hub (the primary trading hub in PJM) being higher than those at Homer City by an average of 4%.

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

       The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar 2005 and 2006 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub during 2004:

	24-Hour PJM West Hub Forward Energy Prices*
	2005	2006
January 31, 2004	$36.65	$37.01
February 29, 2004	38.53	36.07
March 31, 2004	40.79	39.62
April 30, 2004	41.65	40.97
May 31, 2004	44.43	42.43
June 30, 2004	44.40	42.31
July 31, 2004	44.76	42.99
August 31, 2004	44.23	43.19
September 30, 2004	46.19	44.81
October 31, 2004	49.35	47.13
November 30, 2004	46.68	44.88
December 31, 2004	44.41	44.41

*
Energy prices were determined by obtaining broker quotes and other public sources for the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

       The following table summarizes Homer City's hedge position at December 31, 2004:

	2005	2006
Megawatt hours	9,288,000	—
Average price/MWhr(1)	$44.96	$—

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at December 31, 2004 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

       The average price/MWhr for Homer City's hedge position is based on PJM West Hub. Energy prices at the PJM West Hub have averaged 4% higher than energy prices at the Homer City busbar during the past twelve months. A discussion of the basis risk between PJM West Hub and Homer City is set forth above.

Coal Price Risk

       The Homer City facilities use approximately 5 million tons of coal annually, obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements ranging from one year to five years in length. The following table summarizes the percent of expected coal requirements by year that are under contract at December 31, 2004.

	2005	2006	2007	2008	2009
Percent of coal requirements under contract	109%	46%	39%	10%	10%

       EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northeast coal have risen considerably in 2004. The price of Northern Appalachian coal with 13,000

British thermal unit (Btu) content for delivery in calendar year 2005 has risen from $35.10 per ton to $57.88 per ton between January 2004 and December 2004. This 65% increase in price has been largely attributed to greater demand from domestic power producers and increased international shipments partly driven by a decline in the value of the U.S. dollar. See "—Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contractual Obligations—Fuel Supply Dispute" for more information regarding fuel supply interruptions and the dispute with two suppliers.

Emission Allowances Price Risk

       Under the federal Acid Rain Program (which requires electric generating stations to hold sulfur dioxide allowances) and Pennsylvania State Implementation Plan (SIP) regulations implementing the federal "NOx SIP Call" requirement, EME Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. As part of the acquisition of the Homer City facilities, EME Homer City obtained the rights to the emission allowances that have been or are allocated to these facilities. The net cost of sulfur dioxide (SO2) and nitrogen oxide (NOx) emission allowances purchased during the last three fiscal years to meet the regulatory requirements was $43.5 million in 2004, $10.3 million in 2003, and $4.8 million in 2002.

       The price of emission allowances, particularly SO2 allowances issued through the Acid Rain Program, also increased substantially in 2004. The average cost of SO2 allowances increased from $170 per ton during 2003 to $436 per ton in 2004. The market for SO2 allowances also experienced increased volatility in 2004, with prices ranging from $220 to $740 per ton (in contrast to a range of $100 to $220 per ton between 1998 and 2003). These developments have been attributed to reduced numbers of both allowance sellers and prior vintage allowances.

       EME Homer City expects that a 10% change in the price of SO2 emission allowances at December 31, 2004 would increase or decrease pre-tax income in 2005 by approximately $6.7 million. See "Liquidity and Capital Resources—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions.

Derivative Financial Instruments

       The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type (in thousands). The change in fair value of electricity contracts in 2004 as compared to 2003 is attributable to the decline in average market prices for power, as compared to contracted prices at December 31, 2004, which is the valuation date, causing the fair value of the contracts to become assets instead of liabilities.

	December 31,
	2004	2003
Commodity price:
Electricity contracts	$5,648	$(8,767)

       In assessing the fair value of EME Homer City's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME Homer City's commodity risk management assets and liabilities as of December 31, 2004 (in thousands):

	Total Fair Value	Maturity >1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$5,648	$5,648	$—	$—	$—

       The fair market value of outstanding derivative commodity price contracts that would be expected after a 10% market price decrease at December 31, 2004 is $45.1 million.

Credit Risk

       In conducting price risk management activities, Edison Mission Marketing & Trading enters into contracts with a number of utilities, energy companies, financial institutions and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME Homer City would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME Homer City. EME Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

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

       Approximately 35% of EME Homer City's operating revenues in 2004 were to BP Energy Company, a third-party customer. An investment grade affiliate of BP Energy Company has guaranteed payment of amounts due under the related contracts.

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

Internal Control over Financial Reporting

       There were no changes in EME Homer City's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

       None.

EME HOMER CITY GENERATION L.P.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

       To the General Partner of EME Homer City Generation L.P.

       In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EME Homer City Generation L.P. at December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As explained in Note 3 to the financial statements, the Partnership changed its method of accounting for asset retirement obligations effective January 1, 2003.

                        PricewaterhouseCoopers LLP

Los Angeles, California
March 15, 2005

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Operating Revenues from Marketing Affiliate
Capacity revenues	$27,618	$29,822	$41,029
Energy revenues	486,031	490,683	348,023
Gain (loss) from price risk management	(16,454)	10,598	(1,562)

Total operating revenues	497,195	531,103	387,490

Operating Expenses
Fuel	214,723	192,797	147,927
Plant operations	87,904	82,370	86,815
Depreciation and amortization	63,019	62,978	61,892
Administrative and general	1,787	4,804	4,260

Total operating expenses	367,433	342,949	300,894

Operating income	129,762	188,154	86,596

Other Income (Expense)
Interest and other income	1,287	1,374	2,612
Gain (loss) on disposal of assets	(106)	63	(256)
Interest expense	(150,867)	(156,893)	(169,560)

Total other expense	(149,686)	(155,456)	(167,204)

Income (loss) before income taxes and accounting change	(19,924)	32,698	(80,608)
Provision (benefit) for income taxes	(7,886)	18,451	(34,912)

Income (Loss) Before Accounting Change	(12,038)	14,247	(45,696)
Cumulative effect of change in accounting, net of tax (Note 3)	—	(958)	—

Net Income (Loss)	$(12,038)	$13,289	$(45,696)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands)

	December 31,
	2004	2003
Assets
Current Assets
Cash and cash equivalents	$74,246	$91,975
Fuel inventory	25,093	12,823
Spare parts inventory	24,168	23,959
Deposits under lease swap agreement	42,803	35,016
Assets under price risk management	7,900	4,659
Other current assets	4,140	7,824

Total current assets	178,350	176,256

Property, Plant and Equipment	2,124,818	2,105,680
Less accumulated depreciation and amortization	226,540	163,498

Net property, plant and equipment	1,898,278	1,942,182

Deferred taxes	35,215	27,849
Restricted cash	47,119	40,000

Total Assets	$2,158,962	$2,186,287

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$3,394	$7,285
Accrued liabilities	29,515	29,137
Due to affiliates	103,500	72,383
Interest payable	37,893	40,273
Interest payable to affiliates	19,297	10,184
Liabilities under price risk management	2,251	13,426
Current portion of lease financing	40,641	29,617

Total current liabilities	236,491	202,305

Long-term debt to affiliate	475,853	498,104
Lease financing, net of current portion	1,356,720	1,397,361
Benefit plans and other	31,880	33,928

Total Liabilities	2,100,944	2,131,698

Commitments and Contingencies (Notes 10 and 11)
Partners' Equity	58,018	54,589

Total Liabilities and Partners' Equity	$2,158,962	$2,186,287

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2001	$91,869	$915	$92,784
Net loss	(45,650)	(46)	(45,696)
Non-cash contribution of services	2,151	2	2,153
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense of $5,561	6,351	6	6,357
Other unrealized holding losses arising during period, net of income tax benefit of $2,481	(2,598)	(3)	(2,601)
Reclassification adjustment for gains included in net loss, net of income tax expense of $6,701	(8,163)	(8)	(8,171)

Balance at December 31, 2002	43,960	866	44,826

Net income	13,276	13	13,289
Non-cash contribution of services	1,929	2	1,931
Unrealized losses on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $14,052	(17,220)	(17)	(17,237)
Reclassification adjustment for losses included in net income, net of income tax benefit of $9,615	11,768	12	11,780

Balance at December 31, 2003	53,713	876	54,589

Net loss	(12,026)	(12)	(12,038)
Non-cash contribution of services	446	—	446
Unrealized losses on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $25,854	(31,451)	(31)	(31,482)
Reclassification adjustment for losses included in net income, net of income tax benefit of $38,135	46,457	46	46,503

Balance at December 31, 2004	$57,139	$879	$58,018

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Net Income (Loss)	$(12,038)	$13,289	$(45,696)
Other comprehensive income (expense), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense of $5,561 for 2002	—	—	6,357
Other unrealized holding losses arising during period, net of income tax benefit of $25,854, $14,052, and $2,481 for 2004, 2003 and 2002, respectively	(31,482)	(17,237)	(2,601)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(38,135), $(9,615) and $6,701 for 2004, 2003 and 2002, respectively	46,503	11,780	(8,171)

Other comprehensive income (expense)	15,021	(5,457)	(4,415)

Comprehensive Income (Loss)	$2,983	$7,832	$(50,111)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities
Income (loss) after accounting change, net	$(12,038)	$13,289	$(45,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,019	62,978	61,892
Non-cash contribution of services	446	1,931	2,153
Deferred taxes	(7,366)	(8,313)	(25,353)
(Gain) loss on asset disposal	106	(63)	256
Cumulative effect of change in accounting, net of tax	—	958	—
Decrease in due to/from affiliates	31,117	53,804	20,938
Decrease (increase) in inventory	(12,479)	14,634	(3,940)
Decrease (increase) in other assets	3,684	(3,313)	(1,810)
Increase (decrease) in accounts payable	(3,891)	3,839	470
Increase (decrease) in accrued liabilities	378	11,796	(2,955)
Increase (decrease) in interest payable	6,733	(43,986)	82,261
Increase (decrease) in other liabilities	(2,048)	10,527	646
Increase (decrease) in net liabilities under price risk management	606	(6,274)	5,183

Net cash provided by operating activities	68,267	111,807	94,045

Cash Flows From Financing Activities
Advances under lease swap agreement	53,065	85,783	54,141
Payments under lease swap agreement	(60,852)	(53,701)	(84,247)
Borrowings on long-term obligations from affiliates	9,620	20,966	22,396
Repayments on debt obligations from affiliates	(31,872)	(77,161)	—
Repayments of lease financing	(29,617)	(59,707)	(91,550)
Financing costs	—	—	(283)

Net cash used in financing activities	(59,656)	(83,820)	(99,543)

Cash Flows From Investing Activities
Proceeds from sale of assets	—	63	—
Capital expenditures	(19,221)	(33,158)	(26,437)
Decrease (increase) in restricted cash	(7,119)	37,909	52,608

Net cash provided by (used in) investing activities	(26,340)	4,814	26,171

Net increase (decrease) in cash and cash equivalents	(17,729)	32,801	20,673
Cash and cash equivalents at beginning of period	91,975	59,174	38,501

Cash and cash equivalents at end of period	$74,246	$91,975	$59,174

The accompanying notes are in integral part of these financial statements.

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

       EME Homer City derives revenue from the sale of energy, capacity and ancillary services into the PJM Interconnection, LLC, or PJM, and the New York Independent System Operator, or NYISO, and from bilateral contracts with power marketers and load serving entities within PJM and NYISO. EME Homer City has entered into a contract with a marketing affiliate, Edison Mission Marketing & Trading, for the sale of energy, capacity and ancillary services from the Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure. EME Homer City derived a significant source of its revenue from one customer, BP Energy Company, for the year ended December 31, 2004. BP Energy Company accounted for approximately 35% of EME Homer City's operating revenues for the year ended December 31, 2004. An investment grade affiliate of BP Energy Company has guaranteed payment of amounts due under the related contracts. For the year ended December 31, 2003, approximately 13% of EME Homer City's operating revenues were from sales to Virginia Electric & Power Company.

       On December 7, 2001, EME Homer City completed a sale-leaseback of the Homer City facilities to third-party lessors for an aggregate purchase price of $1.591 billion, made up of $782 million in cash and assumption of debt (the fair value of which was $809.3 million). This transaction has been accounted for as a lease financing for accounting purposes.

Note 2. Summary of Significant Accounting Policies

Reclassifications

       Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

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

Cash and Cash Equivalents

       Cash equivalents include time deposits and other investments totaling $27.8 million and $31.5 million at December 31, 2004 and 2003, respectively, with maturities of three months or less. All investments are classified as available for sale.

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

       As part of the acquisition of the Homer City facilities, EME Homer City acquired emission allowances under the Acid Rain Program of the United States Environmental Protection Agency. Although the emission allowances granted under this program are freely transferable, EME Homer City intends to use substantially all of the emission allowances in the normal course of its business to generate electricity. Accordingly, EME Homer City has classified emission allowances expected to be used to generate power as part of property, plant and equipment.

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

Capitalized Interest

       Interest incurred on funds borrowed by EME Homer City to finance project construction is capitalized. Capitalization of interest is discontinued when the projects are completed and deemed operational. Such capitalized interest would be included in property, plant and equipment.

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

       Amounts included in Due to Affiliates on the balance sheet associated with this tax-allocation agreement totaled $25.9 million and $17.8 million at December 31, 2004 and 2003, respectively. During the fourth quarter of 2002, EME Homer City realized $73.7 million of the tax receivable on its books through a reduction in amounts owed under its subordinated revolving loan agreement with Edison Mission Finance. EME Homer City accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted rates.

New Accounting Pronouncements

Statement of Financial Accounting Standards Interpretation No. 46(R)

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

FASB Staff Position FAS 106-2

       In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the Position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. EME Homer City adopted this guidance effective July 1, 2004, which had an immaterial impact on its financial statements. According to proposed federal regulations, EME Homer City's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits. Accordingly, EME Homer

City recognized the subsidy in the measurement of its accumulated obligation and recorded an actuarial gain.

Statement of Financial Accounting Standards No. 151

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred beginning in the first quarter of 2006. EME Homer City does not expect the adoption of this standard to have a material impact on EME Homer City's financial statements.

Statement of Financial Accounting Standards No. 153

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 amends and clarifies that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring beginning in the third quarter of 2005. EME Homer City does not expect the adoption of this standard to have a material impact on EME Homer City's financial statements.

FASB Staff Position FAS 109-1

       In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. This FASB Staff Position had no impact on EME Homer City's financial statements. EME Homer City is evaluating the effect that the tax deduction will have in subsequent years.

Note 3. Asset Retirement Obligations

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

       EME Homer City recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

Initial asset retirement obligation as of January 1, 2003	$3,862
Accretion expense	386

Balance of asset retirement obligation as of December 31, 2003	4,248
Accretion expense	424

Balance of asset retirement obligation as of December 31, 2004	$4,672

       Had SFAS No. 143 been applied retroactively in the years ended December 31, 2002 and 2001, it would not have had a material effect upon EME Homer City's results of operations.

Note 4. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$(9,872)	$(9,872)
Current period change	15,021	15,021

Balance at December 31, 2004	$5,149	$5,149

       Unrealized gains on cash flow hedges at December 31, 2004 primarily include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These gains arise because current forecasts of future electricity prices are lower than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, approximately $5.2 million, after tax, of the net unrealized gains on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized gains will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2005.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $(13.6) million, $11.0 million and $(1.5) million during the years ended December 31, 2004, 2003 and 2002, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in gains (losses) from price risk management in the income statement.

Note 5. Property, Plant and Equipment

       At December 31, 2004 and 2003, property, plant and equipment consisted of the following:

	2004	2003
Land	$6,871	$4,250
Plant and equipment under lease financing	1,591,192	1,591,318
Leasehold improvements	72,117	54,407
Emission allowances	438,068	438,068
Construction in progress	3,727	4,974
Equipment, furniture and fixtures	11,927	11,747
Capitalized leased equipment	916	916

	2,124,818	2,105,680
Less accumulated depreciation and amortization	226,540	163,498

Property, plant and equipment, net	$1,898,278	$1,942,182

       As a result of the sale-leaseback transaction on December 7, 2001, a majority of the generating facilities and equipment were classified as power plant and equipment under lease financing. EME Homer City recorded amortization expense related to the leased facilities of $47.3 million for all three years ended December 31, 2004, 2003 and 2002. Accumulated amortization related to the leased facilities was $144.9 million and $97.6 million at December 31, 2004 and 2003, respectively.

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

       EME Homer City also entered into a subordinated revolving loan agreement (the "Revolver") during 1999 with Edison Mission Finance. The Revolver bears interest at a fixed rate of 8.0% on outstanding amounts and terminates on March 18, 2014. On December 8, 2003, EME Homer City amended and restated the Revolver with Edison Mission Finance and issued a note evidencing its repayment obligations under the Revolver. The amended and restated Revolver had no effect on the financial terms of the agreement. EME Homer City owed approximately $476 million and $498 million under the Revolver at December 31, 2004 and 2003, respectively. EME Homer City is restricted under the participation agreements entered into as a part of the sale-leaseback transaction from making any payments under this facility unless specified conditions are met.

       On December 11, 2003, EME Homer City's parent company, EME, announced that its subsidiary, Mission Energy Holdings International, Inc., received funding under a three-year, $800 million secured loan. As part of this financing, Edison Mission Finance agreed to guarantee the term loan of Mission Energy Holdings International and pledge its loan receivable from EME Homer City as collateral for such guarantee. In December 2004, the pledge of the loan receivable provided to the lenders of Mission Energy Holdings International was released in connection with EME's repayment of the $800 million term loan.

       EME Homer City incurred interest costs related to its affiliate debt of $38.2 million, $41.6 million and $49.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 7. Price Risk Management Activities

       EME Homer City's risk management policy allows for the use of derivative financial instruments through Edison Mission Marketing & Trading to limit financial exposure from fluctuations in electricity, capacity, fuel prices, emission allowances and transmission rights for non-trading purposes. Use of these instruments exposes EME Homer City to commodity price risks, which include potential losses that can arise from a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME Homer City's risk management policies through Edison Mission Marketing & Trading. Policies are in place which define risk tolerance for EME Homer City. Procedures exist that allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Edison Mission Marketing & Trading performs a "value at risk" analysis in its daily business to identify, measure, monitor and control its overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, Edison Mission Marketing & Trading supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured, and/or mitigated.

       The following table summarizes the carrying amounts and fair values for outstanding financial instruments used for price risk management activities by instrument type. The change in fair value of electricity contracts in 2004 as compared to 2003 is attributable to the decline in average market prices for power, as compared to contracted prices at December 31, 2004, which is the valuation date, causing the fair value of the contracts to become assets instead of liabilities.

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commodity price:
Electricity	$5,648	$5,648	$(8,767)	$(8,767)

Note 8. Income Taxes

       Income tax expense (benefit) includes the current tax liability from operations and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax asset were:

	Years Ended December 31,
	2004	2003
Deferred tax assets
Lease financing	$83,724	$64,746
Price risk management	1,642	3,150
Property, plant and equipment—basis differences	(50,996)	(41,046)
Employee benefits	2,318	1,549
Net operating losses	462	1,404
Accrued expenses	—	1,525
Other	(1,935)	(2,075)

Subtotal	35,215	29,253
Less valuation allowance	—	1,404

Deferred tax asset, net	$35,215	$27,849

       The Pennsylvania valuation allowance of $1.4 million was reversed due to the the expected future utilization of these losses.

       EME Homer City has $8.3 million of Pennsylvania net operating loss carryforwards at December 31, 2004 which expire beginning in 2022 and are limited in use to $2 million per year.

       The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2004	2003	2002
Current
Federal	$5,180	$12,457	$(11,971)
State	5,381	9,870	(1,209)

Total current	10,561	22,327	(13,180)

Deferred
Federal	(11,254)	(4,036)	(12,634)
State	(7,193)	160	(9,098)

Total deferred	(18,447)	(3,876)	(21,732)

Provision (benefit) for income taxes	$(7,886)	$18,451	$(34,912)

       Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2004	2003	2002
Expected provision (benefit) for federal income taxes	$(6,973)	$11,444	$(28,213)
Increase in taxes from:
State tax—net of federal benefit	(265)	7,007	(6,699)
Reversal of valuation allowance	(1,404)	—	—
Other	756	—	—

Total provision (benefit) for income taxes	$(7,886)	$18,451	$(34,912)

Effective tax rate	(39.6)%	56.4%	(43.3)%

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

Note 9. Employee Benefit Plans

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

       The expected contributions (all by employer) for the plans are approximately $2.0 million for the year ended December 31, 2005. The amount is subject to change based on, among other things, the limits established for federal tax deductibility.

       EME Homer City uses a December 31 measurement date for all its plans. The fair value of plan assets is determined by market value.

       Information on plan assets and benefits obligations is shown below:

	Years Ended December 31,
	Union Plan		Non-Union Plan
	2004	2003	2004	2003
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$13,886	$13,602	$2,586	$2,136
Service cost	1,228	1,026	412	370
Interest cost	897	719	161	139
Actuarial loss (gain)	2,435	(1,397)	138	167
Benefits paid	(98)	(64)	(118)	(226)

Projected benefit obligation at end of year	$18,348	$13,886	$3,179	$2,586

Accumulated benefit obligation at end of year	$11,925	$6,500	$3,104	$2,545

Change in plan assets
Fair value of plan assets at beginning of year	$7,759	$4,997	$317	$—
Actual return on plan assets	1,042	1,539	49	—
Employer contributions	1,554	1,287	659	543
Benefits paid	(98)	(64)	(118)	(226)

Fair value of plan assets at end of year	$10,257	$7,759	$907	$317

Funded status	$(8,091)	$(6,128)	$(2,272)	$(2,269)
Unrecognized net loss	3,321	1,393	344	220

Recorded liability	$(4,770)	$(4,735)	$(1,928)	$(2,049)

Additional detail of amounts recognized in balance sheets:
Intangible asset	—	—	—	—
Accumulated other comprehensive income	—	—	—	—
Weighted-average assumptions at end of year:
Discount rate	5.50%	6.00%	5.50%	6.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

       Components of pension expense are:

	Years Ended December 31,
	Union Plan			Non-Union Plan
	2004	2003	2002	2004	2003	2002
Service cost	$1,228	$1,026	$930	$412	$370	$234
Interest cost	897	719	758	161	139	123
Expected return on plan assets	(643)	(503)	(419)	(35)	—	—
Net amortization and deferral	108	28	—	—	—	—

Total expense recognized	$1,590	$1,270	$1,269	$538	$509	$357

Change in accumulated other comprehensive income	—	—	—	—	—	—
Weighted-average assumptions:
Discount rate	6.00%	6.50%	7.00%	6.00%	6.50%	7.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Expected return on plan assets	7.50%	8.50%	8.50%	7.50%	8.50%	8.50%

       Asset allocations for plans are:

		December 31,
	Target for 2005
		2004	2003
United States equity	45%	47%	46%
Non-United States equity	25%	25%	26%
Private equity	4%	2%	3%
Fixed income	26%	26%	25%

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

       On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act authorized a federal subsidy to be provided to plan sponsors for certain prescription drug benefits under Medicare. EME Homer City adopted FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," for the effects of the Act, effective July 1, 2004, which reduced EME Homer City's accumulated benefits obligation by $1.5 million upon adoption. EME Homer City's 2004 expense decreased by approximately $0.3 million as a result of the subsidy.

       The expected contributions (all by the employer) for the postretirement benefits other than pensions plan are $67 thousand for the year ended December 31, 2005. This amount is subject to change based on, among other things, the Act referenced above and the impact of any benefit plan amendments.

       EME Homer City uses a December 31 measurement date for all its plans.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	Union Plan		Non-Union Plan
	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$12,547	$12,173	$2,386	$2,098
Service cost	548	465	83	86
Interest cost	855	698	101	132
Actuarial loss (gain)	1,665	(789)	(698)	914
Amendments	—	—	46	(834)
Benefits paid	(58)	—	—	(10)

Benefit obligation at end of year	$15,557	$12,547	$1,918	$2,386

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	58	—	—	10
Benefits paid	(58)	—	—	(10)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status	$(15,557)	$(12,547)	$(1,918)	$(2,386)
Unrecognized net loss	1,752	87	121	819
Unrecognized prior service cost	—	—	(608)	(761)

Recorded liability	$(13,805)	$(12,460)	$(2,405)	$(2,328)

Assumed health care cost trend rates:
Rate assumed for following year	10.00%	12.00%	10.00%	12.00%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2010	2010	2010	2010
Weighted-average assumptions at end of year:
Discount rate	5.75%	6.25%	5.75%	6.25%

       Expense components of postretirement benefits are:

	Years Ended December 31,
	Union Plan			Non-Union Plan
	2004	2003	2002	2004	2003	2002
Service cost	$548	$465	$538	$83	$86	$91
Interest cost	855	698	715	101	132	132
Net amortization and deferral	—	—	—	(107)	(67)	(10)

Total expense	$1,403	$1,163	$1,253	$77	$151	$213

Assumed health care cost trend rates:
Current year	12.00%	9.75%	10.50%	12.00%	9.75%	10.50%
Ultimate rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2010	2008	2008	2010	2008	2008
Weighted-average assumptions:
Discount rate	6.25%	6.40%	7.25%	6.25%	6.40%	7.25%

       For the non-union plan, increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2004, by $400 thousand and annual aggregate service and interest costs by $40 thousand. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2004, by $331 thousand and annual aggregate service and interest costs by $33 thousand.

       For the union plan, increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2004, by $2.7 million and annual aggregate service and interest costs by $259 thousand. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2004, by $2.3 million and annual aggregate service and interest costs by $216 thousand.

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

Determination of the Expected Long-Term Rate of Return on Assets for United States Plans

       The overall expected long-term rate of return on assets assumption is based on the target asset allocation for plan assets, capital markets return forecasts for asset classes employed, and active management excess return expectations.

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

Active Management Excess Return Expectations

       For asset classes that are actively managed, an excess return premium is added to the capital market return forecasts discussed above.

Estimated Future Benefits Payable

       Estimated future benefits payable under the pension and other postretirement benefits as of December 31, 2004 are as follows:

Years Ended December 31,	Pension Plans	Other Postretirement Benefits
2005	$403	$67
2006	470	75
2007	557	86
2008	596	99
2009	659	117
2010-2014	3,681	1,023

Total	$6,366	$1,467

Employee Stock Plans

       A 401(k) plan is maintained to supplement eligible employees' retirement income. EME Homer City matches 100 percent of non-union employee contributions up to 6 percent of such employees' annual compensation. EME Homer City also matches 65 percent of contributions made by union employees, up to 2.6 percent of annual compensation. Employer contributions vest 20 percent per year. Contribution expense for the years ended December 31, 2004, 2003 and 2002 was approximately $487 thousand, $508 thousand and $488 thousand, respectively.

Note 10. Commitments and Contingencies

Capital Improvements

       At December 31, 2004, EME Homer City had firm commitments to spend approximately $3.4 million on capital expenditures in 2005 primarily related to planned selective catalytic reduction system (SCR) performance improvements.

Lease Swap Agreement

       In connection with the sale-leaseback transaction, EME Homer City has entered into a swap agreement with a bank in order to more effectively match its cash flow, which generally is higher during the summer months when energy prices are higher, with its lease payments. Beginning in April 2002 through April 2014, the bank will make a swap payment to EME Homer City in April of each year and EME Homer City will make a swap payment to the bank in October of each year. The amount of payments is designed to reverse the semi-annual payments due under the lease such that EME Homer City effectively has lower cash obligations in April and higher cash obligations in October. In April 2004, EME Homer City received a payment of $54.0 million and in October 2004 EME Homer City made a payment of $61.8 million, resulting in a net deposit balance of $42.8 million at December 31, 2004. EME Homer City is also required to fund one-sixth of the October swap payment each month, between April and September of each year, into a restricted cash account. The implicit interest rate, which was fixed at inception of the swap agreement, is based on LIBOR during periods that EME Homer City has a net deposit with the bank, and LIBOR plus 5% during periods that EME Homer City has a net loan with the bank.

Fuel Supply Contracts

       EME Homer City has entered into several fuel purchase agreements with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. These contracts call for the purchase of a minimum quantity over the term of the contracts, which extend from one to five years from December 31, 2004, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. At December 31, 2004, based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to aggregate $387 million in the next five years summarized as follows: 2005—$185 million; 2006—82 million; 2007—$72 million; 2008—$24 million; and 2009—$24 million.

Fuel Supply Dispute

       During 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. On December 21, 2004, Unionvale and Genesis gave EME Homer City written notice of an event of force majeure at the Genesis No. 17 Mine in Pennsylvania, which is a source of coal under both of the agreements. The claimed force majeure event is the result of alleged geologic conditions that, in the suppliers' opinion, prevent the delivery of coal under the agreements. These two agreements together provide for the delivery to EME Homer City of 1,290,000 tons of coal in 2005.

       Unionvale and Genesis also seek to terminate one of the agreements, which was scheduled to run through December 2007, under a provision that allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the Mine prevent mining and will continue beyond a 30-day period. The parties' second agreement with a term through December 2006 does not contain a similar termination provision, and the suppliers have requested contract modifications to the term, quantity, quality and price provisions of the agreement.

       EME Homer City disputes the force majeure claim as it relates to both agreements and has filed suit against Unionvale and Genesis in Pennsylvania state court. EME Homer City's complaint seeks equitable relief by way of an order requiring the defendants to fulfill their contracted obligations and such other monetary relief as is just and proper. Contracts have been awarded and inventory strategies adjusted to reflect and offset the delivery shortfall for 2005. As of December 31, 2004, EME Homer City had not contracted for the resultant potential shortfalls in 2006 and 2007.

Coal Cleaning Agreement

       EME Homer City has entered into a Coal Cleaning Agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. Under the terms of the agreement, EME Homer City is obligated to reimburse Homer City Coal Processing Corporation for the actual costs incurred in the operations and maintenance of the coal cleaning plant, a fixed general and administrative service fee of approximately $260 thousand per year, and an operating fee that ranges from $.20 to $.35 per ton depending on the level of tonnage. At December 31, 2004, the minimum commitment is currently estimated at $6.6 million in 2005. The agreement expired on August 31, 2002 and was renewed with the same terms through December 31, 2005, with a two-year extension option.

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

Ash Disposal Site

       EME Homer City's ash disposal site is a permitted Class I Residual Waste Landfill, the most stringently regulated of the three categories of residual waste landfills authorized by the regulations of the Pennsylvania Department of Environmental Protection (PADEP). Each lift where coal ash is disposed must be capped and covered when it reaches final grade. EME Homer City must also monitor groundwater quality at and adjacent to the ash disposal site through a network of monitoring wells and report the results to PADEP on a periodic basis. In the event that a disposal facility's groundwater monitoring identifies degradation in any of its wells, PADEP's regulations require the facility to first confirm the existence and nature of the degradation by conducting a groundwater assessment. If the assessment confirms groundwater degradation in excess of the applicable regulatory standards, the facility is then required to prepare and implement an abatement plan that could include measures such as installing a liner in a previously unlined area. To date, no degradation has been found in the groundwater monitoring system at EME Homer City that would require the development of an assessment or abatement plan. EME Homer City also provides financial assurance in the form of a surety bond to guarantee its closure and post-closure obligations at the landfill. The estimated closure date is 2018. Management does not believe that the costs of maintaining and closing the ash disposal site will have a material impact on EME Homer City's results of operations or financial position.

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

State—Pennsylvania

Water Quality

       The discharge from the treatment plant receiving the wastewater stream from EME Homer City's Unit 3 flue gas desulfurization system has exceeded the stringent, water-quality based limits for selenium in the station's NPDES permit. As a result, EME Homer City was notified in April 2002 by PADEP that it has been included in the Quarterly Noncompliance Report submitted to the United States Environmental Protection Agency (US EPA). EME Homer City has met with the contractor responsible for the Unit 3 flue gas desulfurization system to discuss approaches to resolving the water quality issues and is investigating technical alternatives for maximizing the level of selenium removal in the discharge. EME Homer City has also discussed these approaches for resolving the water quality issues with PADEP. While pilot studies have been completed which have improved the performance of the treatment system, the discharge has not been able to consistently meet its effluent limitation. Chemicals are being added to the system to continue to improve its performance which has come very close to meeting the very tight water quality based limitation. Plans are being made to conduct an additional pilot test if the new chemical addition procedure fails to achieve consistent compliance. After the station achieves consistent compliance, EME Homer City will meet with PADEP to discuss the drafting of a consent agreement to address the selenium issue and then instruct the contractor to make the necessary improvements. The consent agreement may include the payment of civil penalties, but the amount cannot be estimated at this time.

Federal—United States of America

Clean Air Act

       EME Homer City expects that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. EME Homer City's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of EME Homer City's market conditions.

Mercury Regulation

       In December 2000, the US EPA announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions by no later than December 15, 2003. On January 30, 2004, the US EPA published rules for regulating mercury emissions from coal-fired power plants. The US EPA proposed two rule options for public comment: 1) regulate mercury as a hazardous air pollutant under Clean Air Act Sec. 112(d); or 2) rescind the US EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018. On March 16, 2004, the US EPA published a Supplemental Notice of Proposed Rulemaking to provide more details on its emissions cap and trade proposal for mercury, and on November 30, 2004, the US EPA issued a Notice of Data Availability (NODA) requesting comments on additional modeling and other data the US EPA was considering in development of its final rule. The NODA public comment period closed on January 2, 2005. At this time, the US EPA anticipates finalizing the regulations on March 15, 2005, with controls required to be in place on existing units by March 15, 2008 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

       EME Homer City's preliminary estimate is that the anticipated mercury regulations, along with the other Clean Air Act developments described below, may require it to spend approximately $300 million for capital improvements in the 2006-2010 timeframe, although the timing will depend on which mercury proposal is adopted.

National Ambient Air Quality Standards

       Ambient air quality standards for ozone and fine particulate matter were adopted by the US EPA in July 1997. These standards were challenged in the courts, and on March 26, 2002, the United States

Court of Appeals for the District of Columbia Circuit upheld the US EPA's revised ozone and fine particulate matter ambient air quality standards.

       The US EPA designated non-attainment areas for the 8-hour ozone standard on April 30 2004, and for the fine particulate standard on January 5, 2005. Indiana County, the location of the Homer City facilities, is in a non-attainment area for both standards. Pennsylvania will be required to revise its state implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. Pennsylvania's revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.

       In December 2003, the US EPA proposed rules that would require states to revise their state implementation plans to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter. The proposed "Clean Air Interstate Rule" is designed to be completed before states must revise their implementation plans to address local reductions needed to meet the new ozone and fine particulate matter standards. The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide. The proposed rule would affect 27 states, including Pennsylvania. The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015.

       On March 10, 2005, the acting administrator of the US EPA signed the final Clean Air Interstate Rule. According to information provided by the US EPA, Phase I nitrogen oxides reductions would come into effect in 2009 rather than 2010. In addition, the emissions budgets for sulfur dioxides and nitrogen oxides in the final rule appear to have been slightly modified from the proposed regulation. EME Homer City has not had an opportunity to review the text of the final Clean Air Interestate Rule regulation. In addition, any additional obligations on EME Homer City's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until Pennsylvania revises its state implementation plans. Depending upon the final standards that are adopted, EME Homer City may incur substantial costs or financial impacts resulting from required capital improvements or operational changes.

Regional Haze

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their state implementation plans to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions that are achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. However, until the state implementation plans are revised, EME Homer City cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

New Source Review Requirements

       On November 3, 1999, the United States Department of Justice filed the first of a number of suits against electric utilities and power generating facilities for alleged violations of the Clean Air Act's new source review, or NSR, requirements related to modifications of air emissions sources at electric generating stations. In addition to the suits filed, the US EPA has issued a number of administrative Notices of Violation to electric utilities alleging NSR violations. EME Homer City has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at its facilities.

       Several of the named utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations. These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units. The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized. However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of the US EPA's proposed NSR reforms (discussed immediately below).

       On December 31, 2002, the US EPA finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits. Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003. To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

       A federal district court, ruling on a lawsuit filed by the US EPA, found on August 7, 2003, that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary pre-construction permits. On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects. This decision is currently on appeal before the United States Court of Appeals for the Fourth Circuit.

       On October 27, 2003, the US EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This clearer definition of "routine maintenance, repair and replacement," would provide EME Homer City greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements, and might mitigate the potential impact of the Ohio Edison decision. However, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

       Prior to EME Homer City's purchase of the Homer City facilities, the US EPA requested information under Section 114 of the Clean Air Act from the prior owners of the plant concerning physical changes at the plant. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. Other than this request for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to EME Homer City's facilities.

       Developments with respect to changes to the NSR program and NSR enforcement developments will continue to be monitored by EME Homer City to assess what implications, if any, they will have on the operation of its power plants, or on EME Homer City's results of operations or financial position.

Federal Legislative Initiatives

       There have been a number of bills introduced in Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, EME Homer City is not able to evaluate the potential impact of these proposals at this time.

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

       Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, EME Homer City may be liable for these costs. EME Homer City has agreed to indemnify the sellers of the Homer City facilities for specified environmental liabilities. See "—Contingencies—Guarantees and Indemnities" for a discussion of the indemnity agreement.

Climate Change

       Since the adoption of the United Nations Framework Convention on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions. In December 1997, the Clinton administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated. Under the treaty, known as the Kyoto Protocol, the United States would be required, by 2008-2012, to reduce its greenhouse gas emissions by 7% from 1990 levels. As a result of Russia's ratification of the Kyoto Protocol in December 2004, the Protocol officially came into effect on February 16, 2005.

       In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate change-related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change. Thus, EME Homer City may be affected by future federal or state legislation relating to greenhouse gas emissions reductions.

       In addition, there have been several petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act. On September 3, 2003, the US EPA denied a petition by Massachusetts, Maine and Connecticut to compel the US EPA under the Clean Air Act to require the US EPA to establish a national ambient air quality standard for carbon dioxide. Since that time, 11 states and other entities have filed suits against the US EPA in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). The D.C. Circuit has granted intervention requests from 10 states that support the US EPA's ruling. The D.C. Circuit has not yet ruled on this matter.

       On July 21, 2004, Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, the City of New York and certain environmental organizations brought lawsuits in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by their alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. The lawsuits seek injunctive relief in the form of a mandatory cap on carbon dioxide emissions to be phased in over several years. The defendants in these suits have filed motions to dismiss, which have not yet been ruled upon by the court. EME Homer City has not been named as a defendant in these lawsuits.

       The ultimate outcome of the climate change debate could have a significant economic effect on EME Homer City. Any legal obligation that would require EME Homer City to substantially reduce its emissions of carbon dioxide would likely require extensive mitigation efforts and would raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities.

Note 11. Lease Commitments

       EME Homer City had operating and capital leases in place relating mainly to flue gas conditioning equipment and trucks. EME Homer City also has a lease financing with respect to its facilities, which is described in more detail below. At December 31, 2004, the future minimum payments over the next five years were as follows:

Years Ending December 31,	Operating Leases	Capital Leases	Lease Financing
2005	265	136	151,895
2006	264	—	151,615
2007	221	—	150,802
2008	202	—	152,173
2009	29	—	150,776
Thereafter	—	—	2,129,534

Total future commitments	$981	136	2,886,795

Amount representing interest		(4)	(1,489,565)

Net commitments		$132	$1,397,230

       Operating lease expense amounted to $0.7 million, $0.4 million and $0.3 million in 2004, 2003 and 2002, respectively.

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

       In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2004, the senior rent service coverage ratio was 2.33 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. If all accrued rent, including both the senior portion and the equity portion of the rent, has been paid and all other required conditions have been met, amounts remaining in the distribution account will be available for distribution to the partners in EME Homer City or available to prepay principal under the intercompany loan agreement with Edison Mission Finance, subject to certain restrictions in the sale-leaseback documentation, including the restrictions on distributions described below.

       EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40.0 million included in restricted cash at December 31, 2004 and 2003.

Note 12. Related Party Transactions

Edison Mission Marketing & Trading Agreements

       EME Homer City entered into a Master Purchase, Sale and Services Agreement with its marketing affiliate effective October 31, 2002, pursuant to which Edison Mission Marketing & Trading arranges for purchases and sales of the following products, including services related thereto: (i) electric energy and capacity; (ii) fuel oil; and (iii) emission allowances.

       EME Homer City compensates Edison Mission Marketing & Trading in accordance with the following table with respect to these transactions and reimburses its marketing affiliate for brokers fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Energy and/or capacity	$.02/MWhr ($.02/MW-day for capacity)
Fuel oil	$.05/bbl
Emission allowances	$.25/SO2 allowance; and $25/NOx allowance

       The net fees earned by Edison Mission Marketing & Trading were $0.7 million, $0.9 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Beginning in the fourth quarter of 2002, EME Homer City received accelerated payments under its agreement with Edison Mission Marketing & Trading, whereby Edison Mission Marketing & Trading paid EME Homer City in the same month that power generation was delivered and prepaid a portion of the following month's expected power generation. Beginning in the second quarter of 2003, Edison Mission Marketing & Trading began prepaying in full for the following month's expected power generation. As a result of the accelerated payments, EME Homer City had payables at December 31, 2004 and 2003 due to Edison Mission Marketing & Trading of $66.5 million and $45.0 million, respectively.

       EME Homer City entered into several transactions through Edison Mission Marketing & Trading for the purchase or sell of SO2 and NOx allowances from or to another affiliate of EME. All transactions were completed at market price on the date of the transaction. Net consideration paid was $43.9 million, $10.3 million and $4.8 million during 2004, 2003 and 2002, respectively.

       During 2003, Edison Mission Marketing & Trading entered into agreements using the capacity of the Homer City facilities to participate in auction revenue rights awarded through PJM to load serving entities. The auction revenue rights are applicable to the period from June 1, 2003 through May 31, 2004, and the benefits of such agreements will flow through to EME Homer City. EME Homer City's share of auction revenue rights of $16.5 million was paid by May 31, 2004. Revenue related to the auction revenue rights are recognized on a straight-line basis over the period of the agreements.

       During 2002, EME Homer City entered into four capacity swap agreements and two energy price basis swap agreements with Edison Mission Marketing & Trading. Each agreement was at fair market value at the time of the transaction. Payments received in 2003 and 2002 under these agreements amounted to $2.9 million and $2.3 million, respectively.

Fuel Services Agreements

       EME Homer City entered into agreements with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of these agreements, EME Homer City pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under these agreements for the three years ended December 31, 2004, 2003 and 2002 was $0.4 million, $0.3 million and $0.3 million, respectively.

Affiliate Financing

       EME Homer City has obtained financing from Edison Mission Finance in connection with its acquisition of the Homer City facilities. For further discussion, see "—Note 6. Long-Term Debt."

Services Agreements with Edison Mission Energy and Edison International

       Certain administrative services such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs, payroll funding and other services totaling $30.1 million, $30.5 million and $31.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. EME Homer City had a net payable at December 31, 2004 of $1.4 million due to Edison International related to these programs.

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

Contribution of Services by Midwest Generation EME, LLC

       Midwest Generation EME, LLC is a subsidiary of EME that provided executive management, legal, human resources, accounting and other administrative services in Chicago on EME Homer City's behalf without charge through March 2004. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of EME Homer City's financial results, although EME Homer City does not have a cash obligation to pay for these activities. The cost of these services, after tax, was $0.4 million, $1.9 million and $2.2 million for the first quarter of 2004 and the years ended December 31, 2003 and 2002, respectively. EME Homer City has reflected these activities as a non-cash contribution of services by its parent in the accompanying financial statements. In April 2004, EME Homer City and Midwest Generation EME, LLC entered into a new Management and Administration Agreement pursuant to which Midwest Generation EME, LLC began charging EME Homer City for management and administrative services. Actual costs billable under this agreement for the year ended December 31, 2004 were $1.4 million. EME Homer City had a payable at December 31, 2004 of $159 thousand due to Midwest Generation EME, LLC related to this agreement.

Note 13. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2004	2003	2002
Cash paid:
Interest	$143,714	$200,494	$87,177
Income taxes (receipts)	$—	$3,248	$—
Non-cash investing and financing activities:
Lease financing obligation	$—	$—	$688
Reduction in affiliate debt due to tax-allocation agreement offset	$—	$—	$73,688

Note 14. Quarterly Financial Data (unaudited)

2004	First	Second	Third(i)	Fourth	Total
Operating revenues	$120,029	$122,431	$130,003	$124,732	$497,195
Operating income	31,290	29,078	39,831	29,563	129,762
Provision (benefit) for income taxes	(2,750)	(1,538)	890	(4,488)	(7,886)
Net income (loss)	(3,353)	(6,783)	1,085	(2,987)	(12,038)
2003	First	Second	Third(i)	Fourth	Total
Operating revenues	$140,511	$107,966	$156,732	$125,894	$531,103
Operating income	58,359	17,609	72,953	39,233	188,154
Provision (benefit) for income taxes	8,408	(9,361)	15,259	4,145	18,451
Income (loss) before accounting change	10,199	(11,361)	18,608	(3,199)	14,247
Net income (loss)	9,241	(11,361)	18,608	(3,199)	13,289

(i)
Reflects EME Homer City's seasonal pattern, in which earnings are generally higher in the third quarter of each year.

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

Business Experience

       Listed below are the directors and the executive officers of Mission Energy Westside and their ages and positions as of March 1, 2005.

Name	Age	Position	Position Held Continuously Since
Georgia R. Nelson(1)	55	Director and President	January 2000
Kevin M. Smith(2)	46	Director and Vice President	April 1998
John P. Finneran, Jr.	45	Director and Vice President	April 2003
Benjamin B. Abedine	52	Director	September 2003
Raymond W. Vickers	62	Director	March 1999
John K. Deshong	51	Vice President	August 2000
Deborah A. Golden	50	Vice President and General Counsel	August 2004

(1)
Ms. Nelson will resign as director and president of Mission Energy Westside Inc., effective June 1, 2005.

(2)
Mr. Smith will retire as director and vice president of Mission Energy Westside Inc., effective April 1, 2005.

       Set forth below are the principal occupations and business activities of the directors and executive officers of Mission Energy Westside for the past five years, in addition to their positions indicated above.

       Ms. Nelson has been general manager, Americas Region of Edison Mission Energy since January 2002. Ms. Nelson has been senior vice president of Edison Mission Energy since January 1996 and has been president of Midwest Generation EME, LLC since May 1999. Ms. Nelson also serves as a director of Tower Automotive, Inc. and Cummins Inc.

       Mr. Smith has been senior vice president and chief financial officer of Edison Mission Energy since May 1999. Mr. Smith has also served as treasurer of Edison Mission Energy from September 1992 to February 2000 and from May 2002 until June 2004.

       Mr. Finneran has been vice president and regional vice president of Finance, Americas Region of Edison Mission Energy since September 1999. From September 1998 to September 1999, Mr. Finneran was senior vice president of finance and treasurer of Richfood Holdings.

       Mr. Abedine has served as independent director of Mission Energy Westside since September 2003. Mr. Abedine joined Lord Securities Corporation in 1997 as controller and has been senior vice president and chief financial officer since 2000. Prior to joining Lord Securities, Mr. Abedine ran his own accounting practice, Benjamin B. Abedine, CPA. Mr. Abedine currently also serves as independent manager of PL Transition Bond Company, LLC and PSE&G Transition Funding LLC.

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

       Ms. Golden has been vice president of Edison Mission Energy and vice president and general counsel of Midwest Generation EME, LLC since August 2004. Prior to joining Edison Mission Energy, Ms. Golden served as deputy general counsel to the governor of Illinois from January 2003 until July 2004, and served as assistant general counsel, State Regulatory Legal Affairs, for SBC from 1999 to 2001.

Audit Committee Financial Expert

       The board of directors of Mission Energy Westside has determined that EME Homer City has at least one audit committee financial expert (as defined in rules of the Securities and Exchange Commission) serving on its audit committee. The name of the audit committee financial expert is Kevin M. Smith, who is not an independent director.

Code of Business Conduct and Ethics for Principal Officers

       EME Homer City has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted under the heading "Corporate Governance" on the Internet website maintained by EME Homer City's ultimate parent, Edison International, at www.edisoninvestor.com. Any amendment to or waiver from a provision of the Code of Business Conduct and Ethics that must be disclosed under rules and forms of the Securities and Exchange Commission will be disclosed at the same Internet website address within four business days following the date of the amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

       Mission Energy Westside officers receive compensation from EME or Edison International and receive no compensation from EME Homer City. For information concerning the chief executive officer and four most highly paid executive officers, other than the chief executive officer, of EME and Edison International, see Item 11 of EME's Form 10-K for the year ended December 31, 2004 and the Summary Compensation Table in the Executive Compensation section of Edison International's Proxy Statement relating to its 2005 Annual Meeting of Shareholders, respectively, which are incorporated by reference.

Compensation of Directors

       Mission Energy Westside directors do not receive any compensation for serving on its board of directors or attending meetings. Lord Securities Corporation received an annual fee of $4,000 for the independent directorship services rendered by its employee, Benjamin B. Abedine.

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

       For information concerning the number of equity securities of Edison International beneficially owned by all directors and executive officers of EME and Edison International, individually and as a group, see Item 12 of EME's Form 10-K for the year ended December 31, 2004 and the table entitled "Stock Ownership of Directors and Executive Officers" of Edison International's Proxy Statement relating to its 2005 Annual Meeting of Shareholders, respectively, which are incorporated by reference.

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

       On April 27, 2004, EME entered into a new $98 million secured corporate credit agreement. The secured credit agreement matures on April 27, 2007. As security for obligations under this credit agreement, EME pledged, among other things, its ownership interest in Edison Mission Holdings Co., an indirect parent of EME Homer City. During 2001, Mission Energy Holding Company issued $800 million of senior secured notes, which are secured by a security interest in EME's common stock. Any foreclosure on EME's pledge of ownership interests in Edison Mission Holdings Co. or Mission Energy Holding Company's pledge of EME's common stock would result in a change in control of EME Homer City.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

       The following table sets forth the aggregate fees billed to EME Homer City Generation L.P. for the fiscal years ended December 31, 2004 and December 31, 2003, by PricewaterhouseCoopers LLP:

	EME Homer City Generation L.P. ($000)
	2004	2003
Audit Fees	$163	$135
Audit Related Fees	—	—
Tax Fees	—	—

       The Edison International Audit Committee reviews with management and pre-approves all audit services to be performed by the independent accountants and all non-audit services that are not prohibited and that require pre-approval under the Securities Exchange Act. The Edison International Audit Committee's pre-approval responsibilities may be delegated to one or more Edison International Audit Committee members, provided that such delegate(s) presents any pre-approval decisions to the Edison International Audit Committee at its next meeting. The independent auditors must assure that all audit and non-audit services provided to EME Homer City Generation L.P. have been approved by the Edison International Audit Committee.

       During the fiscal year ended December 31, 2004, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(b)    Exhibits

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
4.4.2	Appendix A (Definitions) to the Participation Agreement constituting Exhibit 4.4 hereto.*
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
4.9.1
Schedule identifying substantially identical agreements to Open-End Mortgage, Security Agreement and Assignment of Rents constituting Exhibit 4.9 hereto, incorporated by reference to Exhibit 4.9.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2003.
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
10.11.1
Schedule identifying substantially identical agreements to the Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement constituting Exhibit 10.11 hereto, incorporated by reference to Exhibit 10.30.3 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended June 30, 2002.

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
10.17
Management and Administration Agreement, effective as of April 27, 2004, between EME Homer City Generation L.P. and Midwest Generation EME, LLC, incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended March 31, 2004.
21	List of Subsidiaries of EME Homer City Generation L.P.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32	Statement Pursuant to 18 U.S.C. Section 1350.*

*
Filed herewith.

**
Indicates a management contract or compensary plan or arrangement, as required by Item 15(a)(3).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., General Partner
By:	/s/ KEVIN M. SMITH Kevin M. Smith Director and Vice President
Date:	March 14, 2005

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGIA R. NELSON Georgia R. Nelson	Director and President (Principal Executive Officer)	March 14, 2005
/s/ KEVIN M. SMITH Kevin M. Smith	Director and Vice President (Principal Financial Officer)	March 14, 2005
/s/ JOHN P. FINNERAN, JR. John P. Finneran, Jr.	Director and Vice President (Principal Financial Officer)	March 14, 2005
/s/ MARK C. CLARKE Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	March 14, 2005
/s/ RAYMOND W. VICKERS Raymond W. Vickers	Director	March 14, 2005

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
EME HOMER CITY GENERATION L.P. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES