Form 10-Q
period 2005-03-31
EME HOMER CITY GENERATION LP
filed 2005-05-09
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
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

        Number of shares outstanding of the registrant's ownership interests as of May 9, 2005: Not applicable.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Revenues from Marketing Affiliate
Energy revenues	$154,747	$110,616
Capacity revenues	4,234	7,750
Gain (loss) from price risk management	(1,828)	1,663

Total operating revenues	157,153	120,029

Operating Expenses
Fuel	63,730	44,105
Plant operations	22,594	28,766
Depreciation and amortization	15,821	15,878
Administrative and general	561	(10)

Total operating expenses	102,706	88,739

Operating income	54,447	31,290

Other Income (Expense)
Interest and other income	1,009	465
Gain on disposal of assets	23	—
Interest expense	(36,905)	(37,858)

Total other expense	(35,873)	(37,393)

Income (loss) before income taxes	18,574	(6,103)
Provision (benefit) for income taxes	8,126	(2,750)

Net Income (Loss)	$10,448	$(3,353)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2005	2004
Net Income (Loss)	$10,448	$(3,353)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $21,856 and $28,603 for the three months ended March 31, 2005 and 2004, respectively	(26,652)	(34,835)
Reclassification adjustments included in net income, net of income tax expense (benefit) of $1,765 and $(10,969) for the three months ended March 31, 2005 and 2004, respectively	(2,152)	13,376

Other comprehensive loss	(28,804)	(21,459)

Comprehensive Loss	$(18,356)	$(24,812)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands, Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$99,385	$74,246
Fuel inventory	25,780	25,093
Spare parts inventory	24,183	24,168
Deposits under lease swap agreement	42,803	42,803
Assets under price risk management	3,743	7,900
Other current assets	3,575	4,140

Total current assets	199,469	178,350

Property, Plant and Equipment	2,128,652	2,124,818
Less accumulated depreciation and amortization	241,904	226,540

Net property, plant and equipment	1,886,748	1,898,278

Deferred taxes	50,710	35,215
Restricted cash	47,124	47,119

Total Assets	$2,184,051	$2,158,962

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$2,886	$3,394
Accrued liabilities	32,619	29,515
Due to affiliates	79,429	103,500
Interest payable	65,244	37,893
Interest payable to affiliates	9,120	19,297
Liabilities under price risk management	53,236	2,251
Current portion of lease financing	40,585	40,641

Total current liabilities	283,119	236,491

Long-term debt to affiliate	471,931	475,853
Lease financing, net of current portion	1,356,720	1,356,720
Benefit plans and other	32,619	31,880

Total Liabilities	2,144,389	2,100,944

Commitments and Contingencies (Note 4)
Partners' Equity	39,662	58,018

Total Liabilities and Partners' Equity	$2,184,051	$2,158,962

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2004	$57,139	$879	$58,018
Net income	10,438	10	10,448
Other comprehensive loss	(28,775)	(29)	(28,804)

Balance at March 31, 2005	$38,802	$860	$39,662

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities
Income (Loss)	$10,448	$(3,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,821	15,878
Non-cash contribution of services	—	446
Deferred taxes	(15,495)	(20,018)
Gain on asset disposal	(23)	—
Increase in due to/from affiliates	(24,072)	(9,860)
Increase in inventory	(702)	(4,828)
Decrease in other assets	565	3,319
Decrease in accounts payable	(508)	(1,972)
Increase in accrued liabilities	3,104	6,013
Increase in interest payable	17,174	27,330
Increase (decrease) in other liabilities	739	(3,466)
Increase in net liabilities under price risk management	26,336	15,385

Net cash provided by operating activities	33,387	24,874

Cash Flows From Financing Activities
Borrowings on long-term obligations from affiliates	—	60
Repayments on debt obligations from affiliates	(3,921)	(30,595)
Repayments of lease financing	(55)	(50)

Net cash used in financing activities	(3,976)	(30,585)

Cash Flows From Investing Activities
Capital expenditures	(4,290)	(3,738)
Proceeds from sale of assets	23	—
Increase in restricted cash	(5)	—

Net cash used in investing activities	(4,272)	(3,738)

Net increase (decrease) in cash and cash equivalents	25,139	(9,449)
Cash and cash equivalents at beginning of period	74,246	91,975

Cash and cash equivalents at end of period	$99,385	$82,526

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(Dollars in thousands; Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

        EME Homer City's significant accounting policies are described in Note 2 to its financial statements as of December 31, 2004 and 2003, included in its annual report on Form 10-K for the year ended December 31, 2004. EME Homer City follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements. Terms used but not defined in this report are defined in EME Homer City's 2004 annual report.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$5,149	$5,149
Current period change	(28,804)	(28,804)

Balance at March 31, 2005	$(23,655)	$(23,655)

        Unrealized losses on cash flow hedges at March 31, 2005 primarily include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are greater than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, approximately $23.7 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2005.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $(4.0) million and $6.3 million during the first quarters of 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in gains (losses) from price risk management in the income statement.

Note 3. Employee Benefit Plans

Pension Plan

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $2.0 million to its pension plan in 2005. As of March 31, 2005, $0.4 million in contributions have been made. EME Homer City anticipates that its original expectation will be met by year-end 2005.

        Components of pension expense are:

	Three Months Ended March 31,
	2005	2004
Service cost	$464	$376
Interest cost	293	245
Expected return on plan assets	(213)	(169)
Net amortization and deferral	45	—

Total expense	$589	$452

Postretirement Benefits Other Than Pensions

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $67 thousand to its postretirement benefits other than pensions in 2005. As of March 31, 2005, $17 thousand in contributions have been made. EME Homer City anticipates that its original expectation will be met by year-end 2005.

        Components of postretirement benefits expense are:

	Three Months Ended March 31,
	2005	2004
Service cost	$179	$153
Interest cost	251	232
Amortization of prior service costs	(26)	(28)
Amortization of unrecognized loss	5	13

Total expense	$409	$370

Note 4. Commitments and Contingencies

Capital Improvements

        At March 31, 2005, EME Homer City had firm commitments to spend approximately $3.4 million on capital expenditures during the remainder of 2005 primarily related to planned selective catalytic reduction system (SCR) performance improvements.

Fuel Supply Dispute

        Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused full contract performance. These two agreements together provide for the delivery to EME Homer City of 1,290,000 tons of coal which represents 20% of EME Homer City's clean coal requirements in 2005 and 2006, and approximately 10% in 2007.

        On December 21, 2004, Unionvale and Genesis gave notice of termination of one of the agreements, which was scheduled to run through December 2007, under a provision that they claim allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the one mine have continued beyond a 30-day period and excuse their obligation to deliver coal under the agreement. The parties' second agreement with a term through December 2006 does not contain the same termination provision, and the suppliers have sought contract modifications to the term, quantity, quality and price provisions of this agreement. On April 26, 2005, Unionvale and Genesis informed EME Homer City that Genesis No. 17 Mine has been shut down and that no delivery of coal from that mine will be made under either agreement.

        EME Homer City disputes the force majeure claim and the suppliers' reliance upon this claim to excuse their performance under the multi-source coal agreements. EME Homer City has filed suit against Unionvale and Genesis in Pennsylvania state court seeking, among other things, equitable relief by way of an order requiring the defendants to fulfill their contractual obligations and other monetary relief. The parties are currently engaged in mediation in an effort to resolve the contractual dispute. Contracts have been awarded and inventory strategies adjusted to reflect and offset the delivery shortfall for 2005. As of March 31, 2005, EME Homer City had not contracted for the resultant potential shortfalls in 2006 and 2007.

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

Ash Disposal Site

        EME Homer City's ash disposal site is a permitted Class I Residual Waste Landfill, the most stringently regulated of the three categories of residual waste landfills authorized by the regulations of the Pennsylvania Department of Environmental Protection (PADEP). EME Homer City's permit allows it to dispose of coal combustion by-products, including fly ash, bottom ash and pyrites, and miscellaneous plant wastes at the landfill. The wastes are deposited in compacted layers within lifts, or sections.

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

Note 5. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2005	2004
Cash paid for interest	$19,620	$10,426
Cash paid for income taxes	1,040	—

Note 6. New Accounting Pronouncements

FASB Staff Position FIN 46(R)-5

        In March 2005, the FASB issued Staff Position FIN 46(R)-5, "Implicit Variable Interests Under FIN 46" (FIN 46(R)-5). FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity or in a potential variable interest entity. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the variable interest entity should be deemed the primary beneficiary. EME Homer City is currently evaluating the impact of FIN 46(R)-5, but does not believe it will change EME Homer City's previous determination under FIN 46R. The guidance of FIN 46(R)-5 is effective for the reporting period beginning after March 3, 2005.

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production

Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. For the year ended December 31, 2005, EME Homer City does not expect the allocated benefit to have a material impact on its financial statements. EME Homer City is evaluating the effect that the tax deduction will have in years subsequent to 2005.

Statement of Financial Accounting Standard Interpretation No. 47

        In March 2005, the FASB issued Financial Accounting Standard Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. EME Homer City is required to adopt FIN 47 by the end of 2005. EME Homer City is currently assessing the impact of FIN 47 on its results of operations and financial condition.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements. These statements reflect EME Homer City Generation L.P.'s (EME Homer City's) current expectations and projections about future events based on EME Homer City's knowledge of present facts and circumstances and assumptions about future developments. In this MD&A and elsewhere, the words "expects," "believes," "anticipates," "estimates," "intends," "plans," "probable" and variations of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact EME Homer City, include:

  •
  supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which EME Homer City's generating units have access;

  •
  the ability of EME Homer City to provide sufficient collateral in support of its forward sales of electricity and purchases of fuel;

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

  •
  the cost and availability of fuel, fuel transportation services, transmission services, and required emission allowances; and

  •
  weather conditions, natural disasters and other unforeseen events.

        Certain of the risk factors listed above are discussed in more detail in "Market Risk Exposures" below, and under "Risks Related to the Business" in the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004. Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire quarterly report and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business.

        The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2004, and as compared to the first quarter ended March 31, 2004. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004.

        The MD&A presents a discussion of EME Homer City's financial results and analysis of its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING ESTIMATES

Management's Overview

Introduction

        EME Homer City was formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 MW. In December 2001, EME Homer City completed a sale-leaseback of the Homer City facilities to third-party lessors which is accounted for as a lease financing for financial reporting purposes.

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

Overview of EME Homer City's First Quarter Operating Performance

        EME Homer City's net income for the first quarter of 2005 was $10.4 million compared to a net loss of $3.4 million for the first quarter of 2004. The increase in earnings was primarily due to:

  •
  An increase in average realized price of merchant generation to $43.78 per MWhr during the first quarter of 2005 from $36.63 per MWhr during the first quarter of 2004.

  •
  An increase in generation to 3,534 GWhrs during the first quarter of 2005, compared to 3,015 GWhrs during the first quarter of 2004 when there was an unplanned outage of Unit 1.

        Partially offset by:

  •
  An increase in the cost of emission allowances primarily due to higher priced SO2 emission allowances. The net cost of emission allowances increased from $5.6 million during the first quarter of 2004 to $14.6 million during the first quarter of 2005.

        EME Homer City has filed suit against two coal suppliers in connection with interruptions in coal deliveries under contract which began in 2004 and continued through the first quarter of 2005. See "Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Dispute" for the status of the discussions regarding these contracts.

Critical Accounting Estimates

        For a discussion of EME Homer City's critical accounting estimates, refer to "Critical Accounting Estimates" on page 22 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Introduction

        This section discusses the results for the first quarters of 2005 and 2004 and the effect of new accounting pronouncements on EME Homer City's financial statements.

Summary

        The table below summarizes revenues and key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Three Months Ended March 31,
	2005	2004
Revenues (in millions)
Energy	$155	$110
Capacity	4	8
Gain (loss) from price risk management	(2)	2

Total operating revenues	$157	$120

Statistics
Generation (in GWhr)	3,534	3,015
Availability(1)	88.1%	73.6%
Forced outage rate(2)	7.3%	14.5%
Average realized energy price/MWhr	$43.78	$36.63

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

Operating Revenues

        Operating revenues increased $37.1 million in the first quarter of 2005, compared to the corresponding period of 2004. Energy and capacity sales were made through contracts with EME Homer City's marketing affiliate, Edison Mission Marketing & Trading. The 2005 increase was primarily due to higher generation and average realized energy prices as compared to 2004. During the first quarter of 2004, an unplanned outage at Unit 1 contributed to lower generation.

        Losses from price risk management activities increased $3.5 million in the first quarter of 2005, compared to the first quarter of 2004. The 2005 increase was attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $(4.0) million and $6.3 million during the first quarters of 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective gains (losses) were primarily attributable to changes in the difference between energy prices at the PJM West Hub (the delivery point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). In addition, EME

Homer City recognized ineffective gains (losses) related to forward contracts that expired during the respective periods. Also included in gains (losses) from price risk management activities were gains (losses) of $3.6 million and $(4.7) million in 2005 and 2004, respectively, primarily related to futures contracts that did not qualify for hedge accounting under SFAS No. 133. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally higher during the third quarter of each year.

Operating Expenses

        Operating expenses increased $14.0 million in the first quarter of 2005, compared to the corresponding period of 2004. Operating expenses consist of fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $19.6 million in the first quarter of 2005, compared to the corresponding period of 2004. The increase was due to an approximately $10.6 million increase in coal costs from increased generation and higher coal prices. In addition, the net cost of emission allowances increased to $14.6 million during the first quarter of 2005 from $5.6 million during the first quarter of 2004, primarily due to an increase in the cost of purchasing SO2 emission allowances at higher market prices. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

        Plant operations costs decreased $6.2 million in the first quarter of 2005, compared to the corresponding period of 2004. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The decrease was primarily attributable to higher maintenance costs in the first quarter of 2004 that resulted from an unplanned outage on Unit 1 and the adjustment of maintenance plans brought forward into the first quarter of 2004 to mitigate the impact of the outage for the year.

        Administrative and general expenses increased $0.6 million in the first quarter of 2005, compared to the corresponding period of 2004, primarily due to a change in estimate of Pennsylvania capital taxes that occurred in 2004.

Other Income (Expense)

        Interest expense decreased $1.0 million in the first quarter of 2005, compared to the corresponding period of 2004. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also includes interest of $9.4 million and $9.5 million in the first quarters of 2005 and 2004, respectively, from EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

        EME Homer City had effective income tax provision (benefit) rates during the first three months of 2005 and 2004 of 43.7% and (45.1%), respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes.

New Accounting Pronouncements

FASB Staff Position FIN 46(R)-5

        In March 2005, the FASB issued Staff Position FIN 46(R)-5, "Implicit Variable Interests Under FIN 46" (FIN 46(R)-5). FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity or in a potential variable interest entity. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the variable interest entity should be deemed the primary beneficiary. EME Homer City is currently evaluating the impact of FIN 46(R)-5, but does not believe it will change EME Homer City's previous determination under FIN 46R. The guidance of FIN 46(R)-5 is effective for the reporting period beginning after March 3, 2005.

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. For the year ended December 31, 2005, EME Homer City does not expect the allocated benefit to have a material impact on its financial statements. EME Homer City is evaluating the effect that the tax deduction will have in years subsequent to 2005.

Statement of Financial Accounting Standard Interpretation No. 47

        In March 2005, the FASB issued Financial Accounting Standard Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. EME Homer City is required to adopt FIN 47 by the end of 2005. EME Homer City is currently assessing the impact of FIN 47 on its results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2004.

Cash Flow

        At March 31, 2005, EME Homer City had cash and cash equivalents of $99.4 million, compared to $74.2 million at December 31, 2004. Net working capital at March 31, 2005 was $(83.6) million, compared to $(58.1) million at December 31, 2004. Net working capital decreased $25.5 million primarily due to a $51.0 million increase in liabilities under price risk management related to electricity contracts, partially offset by a $22.1 million decrease in amounts owed to EME Homer City's marketing affiliate from lower prepayments.

        Net cash provided by operating activities increased $8.5 million in the first quarter of 2005, compared to the corresponding period of 2004. The change in operating cash flow is primarily due to income in 2005 versus losses in 2004 and the timing of cash receipts and disbursements related to working capital items.

        Net cash used in financing activities decreased $26.6 million in the first quarter of 2005, compared to the corresponding period of 2004. The decrease is due to lower payments on affiliate debt during the first three months of 2005.

        Net cash used in investing activities increased $0.5 million in the first quarter of 2005, compared to the corresponding period of 2004. The increase is due to an increase in capital expenditures.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

        EME Homer City plans to spend $21.2 million in the final three quarters of 2005 and $11.6 million and $12.7 million in 2006 and 2007, respectively, for capital expenditures. Included in the estimated expenditures is $12.6 million in 2005 related to environmental projects such as SCR performance improvements on all three units. Non-environmental expenditures will relate to upgrades to the coal handling system, ash removal improvements and component replacement projects.

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

        The rent payments that EME Homer City owes under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended March 31, 2005, the senior rent service coverage ratio was 2.56 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40.0 million included in restricted cash at March 31, 2005 related to these reserve accounts.

Contractual Obligations

Fuel Supply Dispute

        Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused full contract performance. These two agreements together provide for the delivery to EME Homer City of 1,290,000 tons of coal which represents 20% of EME Homer City's clean coal requirements in 2005 and 2006, and approximately 10% in 2007.

        On December 21, 2004, Unionvale and Genesis gave notice of termination of one of the agreements, which was scheduled to run through December 2007, under a provision that they claim allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the one mine have continued beyond a 30-day period and excuse their obligation to deliver coal under the agreement. The parties' second agreement with a term through December 2006 does not contain the same termination provision, and the suppliers have sought contract modifications to the term, quantity, quality and price provisions of this agreement. On April 26, 2005, Unionvale and Genesis informed EME Homer City that Genesis No. 17 Mine has been shut down and that no delivery of coal from that mine will be made under either agreement.

        EME Homer City disputes the force majeure claim and the suppliers' reliance upon this claim to excuse their performance under the multi-source coal agreements. EME Homer City has filed suit against Unionvale and Genesis in Pennsylvania state court seeking, among other things, equitable relief by way of an order requiring the defendants to fulfill their contractual obligations and other monetary relief. The parties are currently engaged in mediation in an effort to resolve the contractual dispute. Contracts have been awarded and inventory strategies adjusted to reflect and offset the delivery shortfall for 2005. As of March 31, 2005, EME Homer City had not contracted for the resultant potential shortfalls in 2006 and 2007.

Distributions to Edison Mission Energy

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction (in millions):

	Three Months Ended March 31,
	2005	2004
Payment of interest	$19.6	$10.4
Payment of principal	4.4	30.6

Total payments	$24.0	$41.0

Credit Ratings

        EME Homer City is not currently rated. However, EME Homer City has entered into a contract with a marketing affiliate, Edison Mission Marketing & Trading, for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging.

        Credit ratings for Edison Mission Energy and Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy	B1	B+
Edison Mission Marketing & Trading	Not Rated	B+

        On March 17, 2005, Standard & Poor's raised EME's credit rating to B+ from B and Edison Mission Marketing & Trading's credit rating to B+ from B. EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

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

Off-Balance Sheet Transactions

        For a discussion of EME Homer City's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" on page 39 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004. There have been no significant developments with respect to EME Homer City's off-balance sheet transactions that affect disclosures presented in EME Homer City's annual report.

Environmental Matters and Regulations

        For a discussion of EME Homer City's environmental matters, refer to "Environmental Matters and Regulations" on page 39 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004. There have been no other significant developments with respect to environmental matters specifically affecting EME Homer City since the filing of its annual report, except as follows:

        On March 15, 2005, the US EPA issued the first-ever federal rule to permanently cap and reduce mercury emissions from coal-fired power plants. The Clean Air Mercury Rule (CAMR) creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual cap is 38 tons and emissions will be reduced by taking advantage of "co-benefit" reductions; that is, mercury reductions achieved by reducing sulfur dioxide and nitrogen oxides emissions under the Clean Air Interstate Rule. In the second phase, due in 2018, coal-fired power plants will be subject to a second annual cap, which will reduce emissions to 15 tons upon full implementation. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the US EPA.

        Litigation has already been filed challenging the US EPA's decision to withdraw its previous finding that mercury emissions from coal-fired electric generating units were required to be regulated pursuant to Section 112 of the federal Clean Air Act, which would have required technology-based limitations on mercury emissions. It is expected that litigation will be filed to challenge the CAMR once this rule is published in the Federal Register. As a result of the anticipated litigation, the CAMR rules may change in terms of substance and currently proposed timetables.

        If EME Homer City were to implement environmental control technology instead of purchasing allowances to comply with the CAMR and other Clean Air Act developments described in "Environmental Matters and Regulations—Federal—United States of America" on page 39 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004, it currently estimates capital expenditures for such improvements to be approximately $350 million to $400 million in the 2006-2010 timeframe. However, because the mercury state implementation plans are not due until October 31, 2006 and such plans may not adopt the CAMR's cap-and-trade program, and because EME Homer City cannot predict the outcome of the expected legal challenge to the CAMR and the US EPA's decision not to regulate mercury emissions pursuant to Section 112 of the federal Clean Air Act, the full impact of this legislation currently cannot be assessed. EME Homer City's approach to meeting these obligations will continue to be based upon on ongoing assessment of the federal requirements and market conditions.

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

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2004.

Commodity Price Risk

Overview

        EME Homer City's revenues and results of operations will depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances or credits, coal, natural gas and fuel oil, and associated transportation costs in PJM and NYISO. Among the factors that influence future market prices for energy, capacity and ancillary services in PJM and NYISO are:

  •
  prevailing market prices for coal, natural gas and fuel oil, and associated transportation costs;

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

        EME Homer City's merchant operations expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME Homer City's risk management policies through Edison Mission Marketing & Trading. Policies are in place which define risk tolerance, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        Edison Mission Marketing & Trading performs a "value at risk" analysis in its daily business to identify, measure, monitor and control EME Homer City's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, Edison Mission Marketing & Trading supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits.

Hedging Strategy

        EME Homer City intends to hedge a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. To the extent EME Homer City does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which EME Homer City will hedge its market price risk through forward over-the-counter sales depends on several factors. First, EME Homer City will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, EME Homer City's ability to enter into hedging transactions will depend upon its and Edison Mission Marketing & Trading's credit capacity and upon the over-the-counter forward sales markets having sufficient liquidity to enable EME Homer City to identify counterparties who are able and willing to enter into hedging transactions.

Energy Price Risk

        Electric power generated at the Homer City facilities is sold under bilateral arrangements with domestic utilities and power marketers pursuant to transactions with terms of two years or less, or to the PJM or the NYISO markets. These pools have short-term markets, which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

        The following table depicts the average historical market prices for energy per megawatt-hour in PJM during the first three months of 2005 and 2004:

	24-Hour PJM Historical Energy Prices*
	2005	2004
January	$45.82	$51.12
February	39.40	47.19
March	47.42	39.54

Quarterly Average	$44.21	$45.95

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly real-time prices provided on the PJM-ISO web-site.

        Forward market prices at the PJM West Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Homer City facilities into these markets may vary materially from the forward market prices set forth in the table below.

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2005:

24-Hour PJM West Hub Forward Energy Prices*
2005
April	$46.24
May	48.00
June	51.14
July	61.30
August	63.26
September	50.14
October	48.98
November	49.30
December	48.98
2006 Calendar "strip"(1)	$53.07

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

        The following table summarizes Homer City's hedge position at March 31, 2005:

2005
Megawatt hours	6,797,125
Average price/MWhr(1)	$45.21

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2005 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price/MWhr for Homer City's hedge position is based on PJM West Hub. Energy prices at the PJM West Hub have averaged 5% higher than energy prices at the Homer City busbar during the past twelve months. See "—Basis Risk" below for a discussion of the difference.

Basis Risk

        Sales made from the Homer City facilities in the real-time or day-ahead market receive the actual spot prices at the busbar (delivery point) of the plant. In order to mitigate price risk from changes in spot prices at the Homer City busbar, EME Homer City may enter into forward contracts with counterparties for energy to be delivered in future periods. Currently, there is not a liquid market for entering into forward contracts at the Homer City busbar. A liquid market does exist for a delivery point known as the PJM West Hub. EME Homer City's price risk management activities use this delivery point to enter into forward contracts. EME Homer City's revenues with respect to such forward contracts include:

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

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be raised or lowered relative to other locations depending on how the point is impacted by transmission constraints. During the past 12 months, transmission congestion in PJM has resulted in prices at the PJM West Hub (the primary trading hub in PJM for the Homer City facilities) being higher than those at the Homer City busbar by an average of 5%.

        By entering into forward contracts using the PJM West Hub as the delivery point, EME Homer City is exposed to "basis risk," which occurs when forward contracts are executed on a different basis (PJM West Hub) than the actual point of delivery (the individual plant busbar). In order to mitigate basis risk resulting from forward contracts using the PJM West Hub as the delivery point, EME Homer City has participated in purchasing financial transmission rights in PJM, and may continue to do so in the future. A financial transmission right is a financial instrument that entitles the holder thereof to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, EME Homer City's price risk management activities include using financial transmission rights alone or in combination with forward contracts to manage the risks associated with changes in prices within the PJM market.

Coal Price Risk

        The Homer City facilities use approximately 5 million tons of coal annually, obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements typically ranging from one year to five years in length. The following table summarizes the percent of expected coal requirements by year that are under contract at March 31, 2005.

	2005	2006	2007	2008	2009
Percent of coal requirements under contract	112%	46%	36%	13%	13%

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northeast coal have risen considerably in 2004. The price of Northern Appalachian coal with 13,000 British thermal unit (Btu) content and 3.0 SO2 MMBtu content for delivery in the remaining three quarters of 2005 has fluctuated between $37.33 per ton and $57.75 per ton in the twelve-month period ended March 31, 2005, with a price of $53.67 per ton at March 31, 2005. This increase in price has been largely attributed to greater demand from domestic power producers and increased international shipments partly driven by a decline in the value of the U.S. dollar. See "—Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Dispute" for more information regarding fuel supply interruptions and the dispute with two suppliers.

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

        The price of emission allowances, particularly SO2 allowances issued through the US EPA Acid Rain Program, also increased substantially during the past eighteen months. The average price of purchased SO2 allowances increased to $692 per ton during the first quarter of 2005 from $253 per ton during the first quarter of 2004. During the first quarter of 2005, EME Homer City purchased 13,089 tons of SO2 allowances at an EPA auction for an average price of $692 per ton. These developments have been attributed to reduced numbers of both allowance sellers and prior vintage allowances.

        See "Liquidity and Capital Resources—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type (in thousands). The change in fair value of electricity contracts at March 31, 2005 as compared to December 31, 2004 is attributable to the increase in average market prices for power as compared to contracted prices at March 31, 2005, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets.

	March 31, 2005	December 31, 2004
Commodity price:
Electricity contracts	$(49,493)	$5,648

        In assessing the fair value of EME Homer City's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME Homer City's commodity risk management assets and liabilities as of March 31, 2005 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(49,493)	$(49,493)	$—	$—	$—

Credit Risk

        In conducting price risk management activities, Edison Mission Marketing & Trading enters into contracts with a number of utilities, energy companies and financial institutions and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME Homer City would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME Homer City. EME Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

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

        For the three months ended March 31, 2005 and 2004, Edison Mission Marketing & Trading made sales to one customer that accounted for 25% and another customer that accounted for 38%, respectively, of EME Homer City's operating revenues.

Interest Rate Risk

        EME Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its outstanding long-term debt with its affiliate. EME Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

Regulatory Matters

        For a discussion of EME Homer City's regulatory matters, refer to "Regulatory Matters" on page 10 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004. There have been no other significant developments with respect to regulatory matters specifically affecting EME Homer City since the filing of its annual report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 46 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004. Refer to "Market Risk Exposures" in Item 2 of this report for an update to that disclosure.

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

Internal Control Over Financial Reporting

        There were no changes in EME Homer City's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused full contract performance. These two agreements together provide for the delivery to EME Homer City of 1,290,000 tons of coal, which represents 20% of EME Homer City's clean coal requirements in 2005 and 2006, and approximately 10% in 2007.

        On December 21, 2004, Unionvale and Genesis gave notice of termination of one of the agreements, which was scheduled to run through December 2007, under a provision that they claim allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the one mine have continued beyond a 30-day period and excuse their obligation to deliver coal under the agreement. The parties' second agreement with a term through December 2006 does not contain the same termination provision, and the suppliers have sought contract modifications to the term, quantity, quality and price provisions of this agreement. On April 26, 2005, Unionvale and Genesis informed EME Homer City that Genesis No. 17 Mine has been shut down and that no delivery of coal from that mine will be made under either agreement.

        EME Homer City disputes the force majeure claim and the suppliers' reliance upon this claim to excuse their performance under the multi-source coal agreements. EME Homer City has filed suit against Unionvale and Genesis in Pennsylvania state court seeking, among other things, equitable relief by way of an order requiring the defendants to fulfill their contractual obligations and other monetary relief. The parties are currently engaged in mediation in an effort to resolve the contractual dispute. Contracts have been awarded and inventory strategies adjusted to reflect and offset the delivery shortfall for 2005. As of March 31, 2005, EME Homer City had not contracted for the resultant potential shortfalls in 2006 and 2007.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of April 1, 2005, by and among Homer City OL1 LLC and Union Bank of California, N.A., as issuing bank and as agent.
10.1.1	Schedule identifying substantially identical agreements to the Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement constituting Exhibit 10.1 hereto.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ W. James Scilacci W. James Scilacci Director and Vice President
Date:	May 9, 2005

QuickLinks

TABLE OF CONTENTS
EME HOMER CITY GENERATION L.P. STATEMENTS OF INCOME (LOSS) (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE LOSS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2005 (Dollars in thousands; Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS
SIGNATURES