Form 10-Q
period 2005-06-30
EME HOMER CITY GENERATION LP
filed 2005-08-09
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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

        Number of shares outstanding of the registrant's ownership interests as of August 9, 2005: Not applicable.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating Revenues from Marketing Affiliate
Energy revenues	$133,347	$122,733	$288,094	$233,349
Capacity revenues	5,029	7,913	9,263	15,663
Losses from price risk management	(2,256)	(8,215)	(4,084)	(6,552)

Total operating revenues	136,120	122,431	293,273	242,460

Operating Expenses
Fuel	60,063	51,081	123,793	95,186
Plant operations	36,478	26,053	59,072	54,819
Depreciation and amortization	15,923	15,632	31,744	31,510
Administrative and general	1,351	587	1,912	577

Total operating expenses	113,815	93,353	216,521	182,092

Operating income	22,305	29,078	76,752	60,368

Other Income (Expense)
Interest and other income (expense)	428	(26)	1,437	439
Gain on disposal of assets	1	—	24	—
Interest expense	(37,145)	(37,373)	(74,050)	(75,231)

Total other expense	(36,716)	(37,399)	(72,589)	(74,792)

Income (loss) before income taxes	(14,411)	(8,321)	4,163	(14,424)
Provision (benefit) for income taxes	(6,265)	(1,538)	1,861	(4,288)

Net Income (Loss)	$(8,146)	$(6,783)	$2,302	$(10,136)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income (Loss)	$(8,146)	$(6,783)	$2,302	$(10,136)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $4,924 and $(5,052) for the three months and $(16,932) and $(33,655) for the six months ended June 30, 2005 and 2004, respectively	6,004	(6,160)	(20,648)	(40,995)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(950) and $(8,820) for the three months and $815 and $(19,789) for the six months ended June 30, 2005 and 2004, respectively	1,158	10,756	(994)	24,132

Other comprehensive income (loss)	7,162	4,596	(21,642)	(16,863)

Comprehensive Loss	$(984)	$(2,187)	$(19,340)	$(26,999)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands, Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$105,555	$74,246
Fuel inventory	33,161	25,093
Spare parts inventory	24,288	24,168
Deposits under lease swap agreement	—	42,803
Assets under price risk management	381	7,900
Other current assets	1,523	4,140

Total current assets	164,908	178,350

Property, Plant and Equipment	2,137,284	2,124,818
Less accumulated depreciation and amortization	257,826	226,540

Net property, plant and equipment	1,879,458	1,898,278

Deferred taxes	51,101	35,215
Restricted cash	47,124	47,119

Total Assets	$2,142,591	$2,158,962

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$12,197	$3,394
Accrued liabilities	41,371	29,515
Due to affiliates	104,523	103,500
Interest payable	26,591	37,893
Interest payable to affiliates	9,250	19,297
Advances under lease swap agreement	15,815	—
Liabilities under price risk management	39,109	2,251
Current portion of lease financing	47,019	40,641

Total current liabilities	295,875	236,491

Long-term debt to affiliate	465,016	475,853
Lease financing, net of current portion	1,309,720	1,356,720
Benefit plans and other	33,302	31,880

Total Liabilities	2,103,913	2,100,944

Commitments and Contingencies (Note 4)
Partners' Equity	38,678	58,018

Total Liabilities and Partners' Equity	$2,142,591	$2,158,962

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2004	$57,139	$879	$58,018
Net income	2,300	2	2,302
Other comprehensive loss	(21,620)	(22)	(21,642)

Balance at June 30, 2005	$37,819	$859	$38,678

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities
Net Income (Loss)	$2,302	$(10,136)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,744	31,528
Non-cash contribution of services	—	446
Deferred taxes	(15,886)	(23,482)
Gain on asset disposal	(24)	—
Increase in due to/from affiliates	1,022	10,675
Increase in inventory	(8,188)	(3,101)
Decrease in other assets	2,617	5,190
Increase (decrease) in accounts payable	8,803	(4,070)
Increase (decrease) in accrued liabilities	11,856	(1,301)
Decrease in interest payable	(21,349)	(12,319)
Increase (decrease) in other liabilities	1,422	(3,492)
Increase in net liabilities under price risk management	22,734	18,438

Net cash provided by operating activities	37,053	8,376

Cash Flows From Financing Activities
Advances under lease swap agreement	58,618	53,065
Borrowings on long-term obligations from affiliates	1,325	1,980
Repayments on debt obligations from affiliates	(12,161)	(30,595)
Repayments of lease financing	(40,622)	(29,510)

Net cash provided by (used in) financing activities	7,160	(5,060)

Cash Flows From Investing Activities
Capital expenditures	(12,923)	(12,104)
Proceeds from sale of assets	24	—
Increase in restricted cash	(5)	—

Net cash used in investing activities	(12,904)	(12,104)

Net increase (decrease) in cash and cash equivalents	31,309	(8,788)
Cash and cash equivalents at beginning of period	74,246	91,975

Cash and cash equivalents at end of period	$105,555	$83,187

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
(Dollars in thousands; Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

        EME Homer City Generation L.P.'s (EME Homer City's) significant accounting policies are described in Note 2 to its financial statements as of December 31, 2004 and 2003, included in its annual report on Form 10-K for the year ended December 31, 2004. EME Homer City follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements. Terms used but not defined in this report are defined in EME Homer City's annual report on Form 10-K for the year ended December 31, 2004.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$5,149	$5,149
Current period change	(21,642)	(21,642)

Balance at June 30, 2005	$(16,493)	$(16,493)

        Unrealized losses on cash flow hedges at June 30, 2005 primarily include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are greater than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, approximately $16.2 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2006.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $0.8 million and $(6.3) million during the second quarters of 2005 and 2004, respectively, and $(3.2) million and $239 during the six months ended June 30, 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in gains (losses) from price risk management in the income statements.

Note 3. Employee Benefit Plans

Pension Plan

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $2.0 million to its pension plan in 2005. As of June 30, 2005, $0.8 million in contributions have been made. EME Homer City anticipates that its original expectation will be met by year-end 2005.

        Components of pension expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$464	$376	$928	$752
Interest cost	293	245	586	490
Expected return on plan assets	(213)	(169)	(426)	(338)
Net amortization and deferral	44	—	89	—

Total expense	$588	$452	$1,177	$904

Postretirement Benefits Other Than Pensions

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $67 thousand to its postretirement benefits other than pensions in 2005. As of June 30, 2005, $34 thousand in contributions have been made. EME Homer City anticipates that its original expectation will be met by year-end 2005.

        Components of postretirement benefits other than pensions expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$179	$153	$358	$306
Interest cost	250	232	501	464
Amortization of prior service costs	(26)	(27)	(52)	(55)
Amortization of unrecognized loss	5	12	10	25

Total expense	$408	$370	$817	$740

Note 4. Commitments and Contingencies

Capital Improvements

        At June 30, 2005, EME Homer City had firm commitments to spend approximately $3.1 million on capital expenditures during the remainder of 2005 primarily related to planned selective catalytic reduction system (SCR) performance improvements.

Fuel Supply Contracts

        EME Homer City has entered into additional fuel purchase commitments with various third-party suppliers during the first six months of 2005. These additional commitments are currently estimated to be $5.1 million for 2005, $29.1 million for 2006, $30.4 million for 2007 and $8.6 million for 2008.

Fuel Supply Dispute

        Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused contract performance. These two agreements together provide for the delivery to EME Homer City of approximately 20% of EME Homer City's clean coal requirements in 2005 and 2006, and approximately 10% in 2007.

        On December 21, 2004, Unionvale and Genesis gave notice of termination of one of the agreements, which was scheduled to run through December 2007, under a provision that they claim allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the Genesis No. 17 Mine have continued beyond a 30-day period and excuse their obligation to deliver coal under the agreement. The parties' second agreement with a term through December 2006 does not contain the same termination provision, and the suppliers have sought contract modifications to the term, quantity, quality and price provisions of this agreement. On April 26, 2005, Unionvale and Genesis informed EME Homer City that the Genesis No. 17 Mine had been shut down and that no delivery of coal from that mine would be made under either agreement.

        EME Homer City disputes the force majeure claim and the suppliers' reliance upon this claim to excuse their performance under the multi-source coal agreements. EME Homer City has filed suit against Unionvale and Genesis in Pennsylvania state court seeking, among other things, equitable relief by way of an order requiring the defendants to fulfill their contractual obligations and other monetary relief. The parties have reached an agreement in principle to settle the dispute and are continuing settlement negotiations. Contracts have been awarded to alternate suppliers, and inventory strategies adjusted, to reflect and offset the delivery shortfall for 2005.

Commitments

Interconnection Agreement

        EME Homer City's general partner, Mission Energy Westside, is a party to an interconnection agreement with New York State Electric & Gas Corporation, or NYSEG, and Pennsylvania Electric Company, or Penelec, an affiliate of FirstEnergy Corp., to provide interconnection services necessary to interconnect the Homer City facilities with NYSEG and Penelec's transmission systems. Unless terminated earlier in accordance with specified terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend such interconnection services (but not the expiration of the agreement) to modifications, additions, upgrades or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition, upgrade or repowering to the Homer City units.

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

Insurance

        EME Homer City maintains insurance policies that are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1 billion. Under the terms of the participation agreements entered into on December 7, 2001 as part of the sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2006.

        EME Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are consistent with the requirements of the participation agreements.

Income Taxes

        EME Homer City is, and may in the future be, under examination by tax authorities with respect to positions it takes in connection with the filing of its tax returns. Matters raised upon tax audit may involve substantial amounts, which, if resolved unfavorably, could possibly be material, though EME Homer City does not believe unfavorable resolutions of matters involving substantial amounts are likely to occur. In EME Homer City's opinion, it is unlikely that the resolution of any such tax audit matters will have a material adverse effect upon EME Homer City's financial condition or results of operations.

Environmental Matters and Regulations

        EME Homer City is subject to environmental regulation by federal, state and local authorities in the United States. EME Homer City believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME Homer City conducts its business, and may also cause it to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that EME Homer City's financial position and results of operations would not be materially adversely affected as a result.

        Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects, which may involve significant capital expenditures. As a result of the sale-leaseback transaction, a number of permits that EME Homer City held have been transferred to the owner lessors. Other permits have been modified so that they are held jointly with the owner lessors. EME Homer City has no reason to believe that these transfers and modifications will negatively affect its business or results of operations. If EME Homer City fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by regulatory authorities.

Note 5. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2005	2004
Cash paid for interest	$95,188	$87,340
Cash paid for income taxes	2,805	—

Note 6. New Accounting Pronouncements

FASB Staff Position FIN 46(R)-5

        In March 2005, the FASB issued Staff Position FIN 46(R)-5, "Implicit Variable Interests Under FIN 46" (FIN 46(R)-5). FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity or in a potential variable interest entity. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the variable interest entity should be deemed the primary beneficiary. The guidance of FIN 46(R)-5 is effective for reporting periods beginning after March 3, 2005. FIN 46(R)-5 did not affect EME Homer City's accounting for variable interest entities.

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. For the year ended December 31, 2005, EME Homer City does not expect the allocated benefit to have a material impact on its financial statements. EME Homer City is evaluating the potential effect that the tax deduction will have in future years.

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

Statement of Financial Accounting Standards No. 154

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This standard does not change the transition provisions of any existing pronouncements. EME Homer City does not expect the adoption of this standard will have a material impact on its financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME Homer City Generation L.P.'s (EME Homer City's) current expectations and projections about future events based on EME Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME Homer City that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact EME Homer City, include but are not limited to:

  •
  supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which EME Homer City's generating units have access;

  •
  the availability of sufficient collateral in support of EME Homer City's forward sales of electricity and purchases of fuel;

  •
  general political, economic and business conditions;

  •
  governmental, statutory, regulatory or administrative changes or initiatives affecting EME Homer City or the electricity industry generally, including environmental regulations that could require additional expenditures or otherwise affect EME Homer City's cost and manner of doing business;

  •
  competition from other power plants, including new plants and technologies that may be developed in the future;

  •
  operating risks, including equipment failure, availability, heat rate and output;

  •
  the cost and availability of fuel, fuel transportation services, electric transmission services, and required emission allowances; and

  •
  weather conditions, natural disasters and other unforeseen events.

        Certain of the risk factors listed above are discussed in more detail in "Market Risk Exposures" below, and under "Risks Related to the Business" in the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004. Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire quarterly report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business. The information contained in this report is subject to change without notice. Forward-looking statements speak only as of the date they are made and EME Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME Homer City with the Securities and Exchange Commission.

        The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2004, and as compared to the second quarter and six months ended June 30, 2004. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004.

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

        EME Homer City derives revenue from the sale of energy, capacity and ancillary services into PJM Interconnection, LLC, commonly referred to as PJM, and the New York Independent System Operator, or NYISO, and from bilateral contracts with power marketers and load serving entities within PJM. EME Homer City has entered into a contract with a marketing affiliate for the sale of energy, capacity and ancillary services from the Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure.

Overview of EME Homer City's 2005 Operating Performance

        EME Homer City's net loss increased $1.4 million in the second quarter of 2005 compared to the second quarter of 2004 and EME Homer City had net income of $2.3 million for the first six months of 2005 compared to a net loss of $10.1 million for the first six months of 2004. The changes in earnings were primarily due to:

  •
  An increase in the average realized energy price of merchant generation to $42.93 per MWh and $43.38 per MWh in the second quarter and six months ended June 30, 2005, respectively, from $36.50 per MWh and $36.56 per MWh during the second quarter and six months ended June 30, 2004, respectively.

  •
  Generation was 3,102 GWh and 6,636 GWh during the second quarter and six months ended June 30, 2005, respectively, compared to 3,360 GWh and 6,375 GWh during the second quarter and six months ended June 30, 2004, respectively. In February 2004, there had been an unplanned outage of Unit 1. Generation in the second quarter of 2005 was lower than the corresponding period of 2004 due to higher planned maintenance.

  •
  An increase in the cost of sulfur dioxide (SO2) emission allowances which has been attributed to reduced numbers of both allowance sellers and prior vintage allowances. The net cost of emission allowances increased to $14.1 million and $28.7 million during the second quarter and six months ended June 30, 2005, respectively, from $7.5 million and $13.1 million during the second quarter and six months ended June 30, 2004, respectively.

  •
  An increase in coal costs driven by an increase in Northern Appalachia coal prices which has been attributed to greater demand from domestic power producers and increased international shipments of coal to Asia. See "Market Risk Exposures—Commodity Price Risk—Coal Price and Transportation Risk," and "Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Dispute" for the status of the discussions regarding EME Homer City's coal supply contracts.

  •
  Maintenance expenses increased during the second quarter of 2005 compared to the second quarter of 2004 due to higher planned maintenance and the replacement of catalyst in the pollution control equipment which were expensed during the second quarter of 2005.

Critical Accounting Estimates

        For a discussion of EME Homer City's critical accounting estimates, refer to "Critical Accounting Estimates" on page 22 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Introduction

        This section discusses the results for the second quarters and six months ended June 30, 2005 and 2004 and the effect of new accounting pronouncements on EME Homer City's financial statements.

Summary

        The table below summarizes revenues and key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues (in millions)
Energy	$133	$122	$288	$233
Capacity	5	8	9	16
Loss from price risk management	(2)	(8)	(4)	(7)

Total operating revenues	$136	$122	$293	$242

Statistics
Generation (in GWh)	3,102	3,360	6,636	6,375
Equivalent availability(1)	77.1%	83.2%	82.6%	78.4%
Forced outage rate(2)	3.6%	1.1%	5.6%	7.8%
Average realized energy price/MWh	$42.93	$36.50	$43.38	$36.56

(1)
The availability factor is determined by the number of megawatt-hours the coal units are available to generate electricity divided by the product of the capacity of the coal units (in megawatts) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal units are not available during periods of planned and unplanned maintenance.

(2)
EME Homer City refers to unplanned maintenance as a forced outage.

Operating Revenues

        Operating revenues increased $13.7 million and $50.8 million in the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. Energy and capacity sales were made through contracts with EME Homer City's marketing affiliate, Edison Mission Marketing & Trading. The second quarter increase was primarily due to higher average realized energy prices as compared to 2004. The year-to-date increase was primarily due to higher generation and average realized energy prices as compared to 2004. During the first quarter of 2004, an unplanned outage of Unit 1 contributed to lower generation.

        Losses from price risk management activities decreased $6.0 million and $2.5 million in the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The second quarter decrease was primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $0.8 million and $(6.3) million during the second quarters of 2005 and 2004, respectively, and $(3.2) million and $239 during the six months ended June 30, 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective gains (losses) were primarily attributable to changes in the difference between energy prices at the PJM West Hub (the delivery point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). In addition, EME Homer City recognized ineffective gains (losses) related to forward contracts that expired during the respective periods. The year-to-date decrease was primarily related to futures contracts that did not qualify for hedge accounting under SFAS No. 133. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally higher during the third quarter of each year.

Operating Expenses

        Operating expenses increased $20.5 million and $34.4 million in the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. Operating expenses consist of fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $9.0 million and $28.6 million in the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The 2005 year-to-date increase was due to an approximately $13.0 million increase in coal costs from higher coal prices and increased generation. In addition, the net cost of emission allowances increased to $14.1 million and $28.7 million in the second quarter and six months ended June 30, 2005, respectively, from $7.5 million and $13.1 million in the corresponding periods of 2004, primarily due to an increase in the cost of purchasing SO2 emission allowances at higher market prices. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

        Plant operations costs increased $10.4 million and $4.3 million in the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The increases were primarily due to higher planned equipment maintenance costs in the second quarter of 2005 and the cost of replacing catalyst related to pollution control equipment. Planned maintenance expenses will vary year to year based on the scheduled cycle times of equipment.

        Administrative and general expenses increased $0.8 million and $1.3 million in the second quarter and six months ended June 30, 2005, respectively. The second quarter increase is due to higher shared management and administrative costs. The 2005 year-to-date increase is due to higher shared management and administrative costs and a change in estimate of Pennsylvania capital taxes that occurred in 2004.

Other Income (Expense)

        Interest expense decreased $0.2 million and $1.2 million in the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also includes interest of $9.4 million and $9.5 million in the second quarters ended June 30, 2005 and 2004, respectively, and $18.8 million and $18.9 million in the six months ended

June 30, 2005 and 2004, respectively, from EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

        EME Homer City had effective income tax provision (benefit) rates during the first six months of 2005 and 2004 of 44.7% and (29.7%), respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes. The lower effective income tax benefit rate in 2004 is primarily attributable to additional state income taxes provided in 2004.

New Accounting Pronouncements

FASB Staff Position FIN 46(R)-5

        In March 2005, the FASB issued Staff Position FIN 46(R)-5, "Implicit Variable Interests Under FIN 46" (FIN 46(R)-5). FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity or in a potential variable interest entity. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the variable interest entity should be deemed the primary beneficiary. The guidance of FIN 46(R)-5 is effective for reporting periods beginning after March 3, 2005. FIN 46(R)-5 did not affect EME Homer City's accounting for variable interest entities.

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. For the year ended December 31, 2005, EME Homer City does not expect the allocated benefit to have a material impact on its financial statements. EME Homer City is evaluating the potential effect that the tax deduction will have in future years.

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

Statement of Financial Accounting Standards No. 154

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This standard does not change the transition provisions of any existing pronouncements. EME Homer City does not expect the adoption of this standard will have a material impact on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2004.

Cash Flow

        At June 30, 2005, EME Homer City had cash and cash equivalents of $105.6 million, compared to $74.2 million at December 31, 2004. Net working capital at June 30, 2005 was $(131.0) million, compared to $(58.1) million at December 31, 2004. Net working capital decreased $72.9 million from year-end primarily due to a $58.6 million change in the lease swap position, which is seasonal, and a $44.4 million increase in net liabilities under price risk management related to electricity contracts.

        Net cash provided by operating activities increased $28.7 million in the first six months of 2005, compared to the corresponding period of 2004. The change in operating cash flow is primarily due to income in 2005 versus losses in 2004 and the timing of cash receipts and disbursements related to working capital items.

        Net cash provided by (used in) financing activities was $7.2 million and $(5.1) million in the first six months of 2005 and 2004, respectively. The increase in cash provided during the first six months of 2005 is due to lower payments on affiliate debt and higher receipts under the lease swap agreement, partially offset by higher repayments of the lease financing.

        Net cash used in investing activities increased $0.8 million in the first six months of 2005, compared to the corresponding period of 2004. The increase is due to an increase in capital expenditures.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

        EME Homer City plans to spend $11.7 million for the final two quarters of 2005 and $6.5 million and $4.1 million in 2006 and 2007, respectively, for capital expenditures. Included in the estimated expenditures is $5.9 million for the second half of 2005 related to environmental projects such as SCR performance improvements on all three units. Non-environmental expenditures relate to upgrades to the coal handling system, ash removal improvements and various other projects.

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

        The rent payments that EME Homer City owes under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended June 30, 2005, the senior rent service coverage ratio was 2.68 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40.0 million included in restricted cash at June 30, 2005 related to these reserve accounts.

Contractual Obligations

Fuel Supply Contracts

        EME Homer City has entered into additional fuel purchase commitments with various third-party suppliers during the first six months of 2005. These additional commitments are currently estimated to be $5.1 million for 2005, $29.1 million for 2006, $30.4 million for 2007 and $8.6 million for 2008.

Fuel Supply Dispute

        Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused contract performance. These two agreements together provide for the delivery to EME Homer City of approximately 20% of EME Homer City's clean coal requirements in 2005 and 2006, and approximately 10% in 2007.

        On December 21, 2004, Unionvale and Genesis gave notice of termination of one of the agreements, which was scheduled to run through December 2007, under a provision that they claim allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the Genesis No. 17 Mine have continued beyond a 30-day period and excuse their obligation to deliver coal under the agreement. The parties' second agreement with a term through December 2006 does not contain the same termination provision, and the suppliers have sought contract modifications to the term, quantity, quality and price provisions of this agreement. On April 26, 2005, Unionvale and Genesis informed EME Homer City that the Genesis No. 17 Mine had been shut down and that no delivery of coal from that mine would be made under either agreement.

        EME Homer City disputes the force majeure claim and the suppliers' reliance upon this claim to excuse their performance under the multi-source coal agreements. EME Homer City has filed suit against Unionvale and Genesis in Pennsylvania state court seeking, among other things, equitable relief by way of an order requiring the defendants to fulfill their contractual obligations and other monetary relief. The parties have reached an agreement in principle to settle the dispute and are continuing settlement negotiations. Contracts have been awarded to alternate suppliers, and inventory strategies adjusted, to reflect and offset the delivery shortfall for 2005.

Distributions to Edison Mission Energy

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction (in millions):

	Six Months Ended June 30,
	2005		2004
Payment of interest	$28.9		$18.4
Payment of principal	12.1		30.6

Total payments	$41.0	*	$49.0

*
On July 1, 2005, EME Homer City made a distribution of $21.0 million to Edison Mission Energy.

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

        EME Homer City's sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of its facilities if Edison Mission Marketing & Trading does not have an investment grade credit rating from Standard & Poor's or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City currently sells all the output from its facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that will allow it to enter into such sales, under specified conditions, through December 31, 2006. EME Homer City continues to be in compliance with the terms of the consent; however, the consent is revocable by the sale-leaseback owner participant at any time. The sale-leaseback owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future. Revocation of the consent would not affect trades between Edison Mission Marketing & Trading and EME Homer City that had been entered into while the consent was still in effect. EME Homer City is permitted to sell the output of its facilities into the spot market at any time.

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

        On May 12, 2005, the Clean Air Interstate Rule (CAIR) was published in the Federal Register. The CAIR requires 28 eastern states and the District of Columbia to address ozone attainment issues by reducing regional NOx and SO2 emissions. The CAIR reduces the current SO2 (i.e., Clean Air Act Title IV Phase II) emissions allowance cap in 2010 and 2015 by 50% and 65%, respectively. Regional

NOx emissions are required to be reduced in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court by state, environmental and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation. EME Homer City is reviewing the impact of the rule on its business plan. Given the uncertainty of the requirements that will need to be implemented and the options available to meet the NOx and SO2 reductions fleetwide, EME Homer City at this time cannot accurately estimate the cost to meet these obligations.

        The Clean Air Mercury Rule (CAMR), published in the Federal Register on May 18, 2005, creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual nationwide cap is 38 tons and emissions will be reduced primarily by taking advantage of "co-benefit" reductions; that is, mercury reductions achieved by reducing sulfur dioxide and nitrogen oxides emissions under the CAIR. In the second phase, due in 2018, coal-fired power plants will be subject to a second annual cap, which will reduce emissions nationwide to 15 tons upon full implementation. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the US EPA.

        Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired electric generating units were required to be regulated pursuant to Section 112 of the federal Clean Air Act. Litigation has already been filed challenging the US EPA's rescission action and claiming that the agency should have imposed technology-based limitations on mercury emissions instead of adopting a market-based program. Litigation was also filed to challenge the CAMR following its publication in the Federal Register. As a result of these challenges, the CAMR rules may change in terms of substance and timetables.

        To the extent that Pennsylvania implements US EPA's CAMR by adopting a cap-and-trade program for achieving reductions in mercury emissions, then EME Homer City may have the option to purchase mercury emission allowances, to install control equipment (or otherwise to alter operations so as to reduce mercury emissions), or some combination thereof. If EME Homer City were to implement environmental control technology instead of purchasing allowances to comply with the CAMR and other Clean Air Act developments described in "Environmental Matters and Regulations—Federal—United States of America" on page 39 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004, it currently estimates capital expenditures for such improvements to be approximately $350 million to $400 million in the 2006-2010 timeframe. However, because the mercury state implementation plans are not due until October 31, 2006 and such plans may not adopt the CAMR's cap-and-trade program, and because EME Homer City cannot predict the outcome of the legal challenge to the CAMR and the US EPA's decision not to regulate mercury emissions pursuant to Section 112 of the federal Clean Air Act, the full impact of this regulation currently cannot be assessed. EME Homer City's approach to meeting these obligations will continue to be based upon an ongoing assessment of the federal requirements and market conditions.

MARKET RISK EXPOSURES

Introduction

        EME Homer City's primary market risk exposures arise from fluctuations in electricity, capacity and fuel prices, emissions allowances and transmission rights. EME Homer City manages these risks in part by using derivative financial instruments in accordance with established policies and procedures.

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

  •
  the cost and availability of emission credits or allowances;

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

        Edison Mission Marketing & Trading uses a "value at risk" analysis in its daily business to identify, measure, monitor and control EME Homer City's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, Edison Mission Marketing & Trading supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits.

Hedging Strategy

        EME Homer City intends to hedge a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. To the extent EME Homer City does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which EME Homer City will hedge its market price risk through forward over-the-counter sales depends on several factors. First, EME Homer City will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, EME Homer City's ability to enter into hedging transactions will depend upon its and Edison Mission Marketing & Trading's credit capacity and upon the over-the-counter forward sales markets having sufficient liquidity to enable EME Homer City to identify counterparties who are able and willing to enter into hedging transactions. Primary counterparties for hedging transactions are utilities and power marketing companies. In addition, the Intercontinental Exchange and the New York Mercantile Exchange now permit trading in cash settled futures contracts. This allows hedge transactions to be executed with financial entities such as hedge funds and investment banks. The number of such transactions being cleared has been steadily increasing recently.

Energy Price Risk

        Electric power generated at the Homer City facilities is generally sold under bilateral arrangements with terms of two years or less, or into the PJM market. These pools have short-term markets, which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

        The following table depicts the average historical market prices for energy per megawatt-hour in PJM during the first six months of 2005 and 2004:

	24-Hour PJM Historical Energy Prices*
	2005	2004
January	$45.82	$51.12
February	39.40	47.19
March	47.42	39.54
April	44.27	43.01
May	43.67	44.68
June	46.63	36.72

Six-Month Average	$44.54	$43.71

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2005:

24-Hour PJM West Hub Forward Energy Prices*
2005
July	$56.50
August	58.55
September	46.95
October	43.52
November	44.72
December	51.25
2006 Calendar "strip"(1)	$53.66

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

*
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

        The following table summarizes Homer City's hedge position at June 30, 2005:

	2005	2006
Megawatt hours	4,641,100	5,256,000
Average price/MWh(1)	$44.94	$51.50

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2005 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price/MWh for Homer City's hedge position is based on PJM West Hub. Energy prices at the Homer City busbar have averaged 6% lower than energy prices at the PJM West Hub during the past twelve months with the monthly average difference during this period ranging from zero to 13%, which occurred in June 2005. See "—Basis Risk" below for a discussion of the difference.

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

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be raised or lowered relative to other locations depending on how the point is affected by transmission constraints. During the past 12 months, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub (the primary trading hub in PJM for the Homer City facilities) by an average of 6%.

        By entering into forward contracts using the PJM West Hub as the delivery point, EME Homer City is exposed to "basis risk," which occurs when forward contracts are executed on a different basis (PJM West Hub) than the actual point of delivery (the individual plant busbar). In order to mitigate basis risk resulting from forward contracts using the PJM West Hub as the delivery point, EME Homer City has participated in purchasing financial transmission rights in PJM, and may continue to do so in the future. A financial transmission right is a financial instrument that entitles the holder thereof to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, EME Homer City's price risk management activities include using financial transmission rights alone or in combination with forward contracts to manage basis risk.

Coal Price and Transportation Risk

        The Homer City facilities use approximately 5 million tons of coal annually, obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements typically ranging from one year to five years in length. The following table summarizes the percent of expected coal requirements for the next five years that are under contract at June 30, 2005.

	2005(1)	2006	2007	2008	2009
Percent of coal requirements under contract(2)	105%	53%	49%	14%	10%

(1)
The percentage in 2005 is calculated based on coal supply and expected generation requirements for a full year.

(2)
Adjusted for expected deliveries under an agreement in principle to settle outstanding contract disputes. See "—Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Dispute" for more information regarding fuel supply interruptions and the dispute with two suppliers.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachia coal, which is purchased for the Homer City facilities, increased considerably since 2004. In January 2004, prices of Northern Appalachia coal (with 13,000 British Thermal units (Btu) content and <3.0 SO2 MMBtu content) were below $40 per ton and increased to more than $60 per ton during 2004. At July 22, 2005, the Energy Information Administration reported the price of Northern Appalachia coal at $52.50 per ton. The overall increase in the Northern Appalachia coal price has been largely attributed to greater demand from domestic power producers and increased international shipments of coal to Asia.

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

        The price of emission allowances, particularly SO2 allowances issued through the US EPA Acid Rain Program, increased substantially during 2004 and the first half of 2005. The average price of purchased SO2 allowances increased to $707 per ton during the six months ended June 30, 2005 from $281 per ton during the six months ended June 30, 2004. The increase in the price of SO2 allowances has been attributed to reduced numbers of both allowance sellers and prior vintage allowances.

        See "Liquidity and Capital Resources—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities (in thousands). The change in fair value of electricity contracts at June 30, 2005 as compared to December 31, 2004 is attributable to the increase in average market prices for power as compared to contracted prices at June 30, 2005, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets.

	June 30, 2005	December 31, 2004
Commodity price:
Electricity contracts	$(38,729)	$5,648

        In assessing the fair value of EME Homer City's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME Homer City's commodity price risk management assets and liabilities as of June 30, 2005 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(38,729)	$(37,558)	$(1,171)	$—	$—

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

        To manage credit risk, Edison Mission Marketing & Trading looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if the counterparties failed to perform pursuant to the terms of their contractual obligations. Edison Mission Marketing & Trading measures, monitors and mitigates, to the extent possible, credit risk. To mitigate counterparty risk, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. Edison Mission Marketing & Trading also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. Edison Mission Marketing & Trading manages portfolio credit risk based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of Edison Mission Marketing & Trading's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

        In addition, coal for the Homer City facilities is purchased from suppliers under contracts which may be for multiple years. A number of the coal suppliers for the Homer City facilities do not currently have an investment grade credit rating and, accordingly, EME Homer City may have limited recourse to collect damages from a supplier in the event of default. EME Home City seeks to mitigate risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers.

        For the six months ended June 30, 2005, Edison Mission Marketing & Trading made sales to one customer that accounted for 23% and another customer that accounted for 13% of EME Homer City's operating revenues. For the six months ended June 30, 2004, Edison Mission Marketing & Trading made sales to one customer that accounted for 37% of EME Homer City's operating revenues.

Interest Rate Risk

        EME Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its outstanding long-term debt with its affiliate. EME Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

Regulatory Matters

        For a discussion of EME Homer City's regulatory matters, refer to "Regulatory Matters" on page 10 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004. There have been no other significant developments with respect to regulatory matters specifically affecting EME Homer City since the filing of its annual report except as follows:

        A comprehensive energy bill was passed by the House and Senate in the last week of July 2005 and is expected to be signed by the President on August 8, 2005. This comprehensive legislation includes provisions for the repeal of the Public Utility Holding Company Act (PUHCA), for amendments of the Public Utility Regulatory Policies Act of 1978 (PURPA), for the introduction of new regulations regarding "Transmission Operation Improvements," for Transmission Rate Reform, for

incentives for various generation technologies and for the extension through December 31, 2007 of production tax credits for wind and other specified types of generation. A number of these provisions will require implementing regulations by the Federal Energy Regulatory Commission. EME Homer City is currently assessing the potential impact of this legislation and the likely regulations.

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

Internal Control Over Financial Reporting

        There were no changes in EME Homer City's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused contract performance. These two agreements together provide for the delivery to EME Homer City of approximately 20% of EME Homer City's clean coal requirements in 2005 and 2006, and approximately 10% in 2007.

        On December 21, 2004, Unionvale and Genesis gave notice of termination of one of the agreements, which was scheduled to run through December 2007, under a provision that they claim allows either party to the agreement to terminate if an event of force majeure lasts 30 days or more. Unionvale and Genesis allege that the geologic problems encountered at the Genesis No. 17 Mine have continued beyond a 30-day period and excuse their obligation to deliver coal under the agreement. The parties' second agreement with a term through December 2006 does not contain the same termination provision, and the suppliers have sought contract modifications to the term, quantity, quality and price provisions of this agreement. On April 26, 2005, Unionvale and Genesis informed EME Homer City that the Genesis No. 17 Mine had been shut down and that no delivery of coal from that mine would be made under either agreement.

        EME Homer City disputes the force majeure claim and the suppliers' reliance upon this claim to excuse their performance under the multi-source coal agreements. EME Homer City has filed suit against Unionvale and Genesis in Pennsylvania state court seeking, among other things, equitable relief by way of an order requiring the defendants to fulfill their contractual obligations and other monetary relief. The parties have reached an agreement in principle to settle the dispute and are continuing settlement negotiations. Contracts have been awarded to alternate suppliers, and inventory strategies adjusted, to reflect and offset the delivery shortfall for 2005.

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

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ W. James Scilacci W. James Scilacci Director and Vice President
Date:	August 8, 2005

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
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE LOSS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2005 (Dollars in thousands; Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II – OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS
SIGNATURES