Form 10-Q
period 2005-09-30
EME HOMER CITY GENERATION LP
filed 2005-11-04
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares outstanding of the registrant's ownership interests as of November 4, 2005: Not applicable.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues from Marketing Affiliate
Energy revenues	$184,722	$129,873	$472,816	$363,222
Capacity revenues	5,033	6,355	14,296	22,018
Losses from price risk management	(21,734)	(6,225)	(25,818)	(12,777)

Total operating revenues	168,021	130,003	461,294	372,463

Operating Expenses
Fuel	84,048	59,486	207,841	154,672
Plant operations	20,732	14,422	79,804	69,241
Depreciation and amortization	15,889	15,677	47,633	47,187
Loss on asset impairment and other charges	257	—	257	—
Administrative and general	664	587	2,576	1,164

Total operating expenses	121,590	90,172	338,111	272,264

Operating income	46,431	39,831	123,183	100,199

Other Income (Expense)
Interest and other income (expense)	762	68	2,199	507
Gain on disposal of assets	—	—	24	—
Interest expense	(36,765)	(37,924)	(110,815)	(113,155)

Total other expense	(36,003)	(37,856)	(108,592)	(112,648)

Income (loss) before income taxes	10,428	1,975	14,591	(12,449)
Provision (benefit) for income taxes	4,528	890	6,389	(3,398)

Net Income (Loss)	$5,900	$1,085	$8,202	$(9,051)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income (Loss)	$5,900	$1,085	$8,202	$(9,051)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax benefit of $70,471 and $2,510 for the three months and $87,402 and $36,164 for the nine months ended September 30, 2005 and 2004, respectively	(85,936)	(3,061)	(106,584)	(44,055)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $20,532 and $(11,579) for the three months and $21,348 and $(31,367) for the nine months ended September 30, 2005 and 2004, respectively	(25,039)	14,121	(26,033)	38,253

Other comprehensive income (loss)	(110,975)	11,060	(132,617)	(5,802)

Comprehensive Income (Loss)	$(105,075)	$12,145	$(124,415)	$(14,853)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands, Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$167,144	$74,246
Fuel inventory	23,321	25,093
Spare parts inventory	24,672	24,168
Deposits under lease swap agreement	—	42,803
Assets under price risk management	4,790	7,900
Other current assets	3,996	4,140

Total current assets	223,923	178,350

Property, Plant and Equipment	2,139,082	2,124,818
Less accumulated depreciation and amortization	273,716	226,540

Net property, plant and equipment	1,865,366	1,898,278

Deferred taxes	137,600	35,215
Restricted cash	47,124	47,119
Long-term assets under price risk management	121	—

Total Assets	$2,274,134	$2,158,962

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$5,401	$3,394
Accrued liabilities	48,403	29,515
Due to affiliates	90,347	103,500
Interest payable	53,978	37,893
Interest payable to affiliates	9,168	19,297
Advances under lease swap agreement	15,815	—
Liabilities under price risk management	227,020	2,251
Current portion of lease financing	47,000	40,641

Total current liabilities	497,132	236,491

Long-term debt to affiliate	453,369	475,853
Lease financing, net of current portion	1,309,720	1,356,720
Benefit plans and other	34,036	31,880
Long-term liabilities under price risk management	46,274	—

Total Liabilities	2,340,531	2,100,944

Commitments and Contingencies (Note 4)
Partners' Equity	(66,397)	58,018

Total Liabilities and Partners' Equity	$2,274,134	$2,158,962

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2004	$57,139	$879	$58,018
Net income	8,194	8	8,202
Other comprehensive loss	(132,484)	(133)	(132,617)

Balance at September 30, 2005	$(67,151)	$754	$(66,397)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities
Net Income (Loss)	$8,202	$(9,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,633	47,187
Non-cash contribution of services	—	446
Deferred taxes	(102,385)	(21,526)
Loss on asset impairment and other charges	257	—
Gain on asset disposal	(24)	—
Decrease (increase) in due to/from affiliates	(13,153)	7,415
Decrease in inventory	1,268	1,819
Decrease in other assets	144	2,488
Increase (decrease) in accounts payable	2,007	(3,729)
Increase in accrued liabilities	18,888	8,103
Increase in interest payable	5,956	14,770
Increase (decrease) in other liabilities	2,156	(3,100)
Increase in net liabilities under price risk management	141,414	16,204

Net cash provided by operating activities	112,363	61,026

Cash Flows From Financing Activities
Advances under lease swap agreement	58,618	53,065
Borrowings on long-term obligations from affiliates	1,325	2,297
Repayments on debt obligations from affiliates	(23,808)	(31,872)
Repayments of lease financing	(40,641)	(29,562)

Net cash used in financing activities	(4,506)	(6,072)

Cash Flows From Investing Activities
Capital expenditures	(14,978)	(15,144)
Proceeds from sale of assets	24	—
Increase in restricted cash	(5)	(6,861)

Net cash used in investing activities	(14,959)	(22,005)

Net increase in cash and cash equivalents	92,898	32,949
Cash and cash equivalents at beginning of period	74,246	91,975

Cash and cash equivalents at end of period	$167,144	$124,924

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2004	$5,149	$5,149
Current period change	(132,617)	(132,617)

Balance at September 30, 2005	$(127,468)	$(127,468)

        Unrealized losses on cash flow hedges, net of tax, at September 30, 2005, include unrealized losses on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than EME Homer City's contract prices. The increase in the unrealized losses during the third quarter of 2005 resulted from a combination of new hedges for 2006 and 2007 and an increase in market prices for power driven largely from higher natural gas and oil prices.

        As EME Homer City's hedged positions are realized, approximately $109.6 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2007.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net losses of $31.6 million and $8.7 million during the third quarters of 2005 and 2004, respectively, and $34.8 million and $8.7 million during the nine months ended September 30, 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in losses from price risk management in the income statements.

Note 3. Employee Benefit Plans

Pension Plan

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $2.0 million to its pension plan in 2005. As of September 30, 2005, $1.1 million in contributions have been made. EME Homer City anticipates meeting its original expectation by year-end 2005.

        Components of pension expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in thousands)
Service cost	$434	$376	$1,331	$1,128
Interest cost	275	245	844	735
Expected return on plan assets	(225)	(169)	(663)	(507)
Net amortization and deferral	8	—	61	—

Total expense	$492	$452	$1,573	$1,356

Postretirement Benefits Other Than Pensions

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $67 thousand to its postretirement benefits other than pensions in 2005. As of September 30, 2005, $50 thousand in contributions have been made. EME Homer City anticipates meeting its original expectation by year-end 2005.

        Components of postretirement benefits other than pensions expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in thousands)
Service cost	$207	$149	$565	$455
Interest cost	301	220	802	684
Amortization of prior service costs	(26)	(27)	(78)	(82)
Amortization of unrecognized loss	78	—	88	25

Total expense	$560	$342	$1,377	$1,082

Note 4. Commitments and Contingencies

Capital Improvements

        At September 30, 2005, EME Homer City had firm commitments to spend approximately $0.2 million on capital expenditures during the remainder of 2005 primarily related to planned selective catalytic reduction system (SCR) performance improvements.

Fuel Supply Contracts

        EME Homer City has entered into additional fuel purchase commitments with various third-party suppliers during the first nine months of 2005. These additional commitments are currently estimated to be $1.7 million for 2005, $77.3 million for 2006, $90.6 million for 2007, $19.3 million for 2008, and $9.0 million for 2009.

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

Note 5. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash paid for interest	$104,541	$98,072
Cash paid for income taxes	3,755	—

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

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. For the year ended December 31, 2005, EME Homer City does not expect the allocated benefit to have a material impact on its financial statements. EME Homer City will apply FAS 109-1 in computing income taxes as tax deductions related to qualified production activities are earned.

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

Statement of Financial Accounting Standards No. 153

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 amends and clarifies that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Beginning in the third quarter of 2005, SFAS No. 153 is applicable to nonmonetary asset exchanges. The adoption of this standard had no impact on EME Homer City's financial statements.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME Homer City Generation L.P.'s (EME Homer City's) current expectations and projections about future events based on EME Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME Homer City that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact EME Homer City, include but are not limited to:

  •
  supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which EME Homer City's generating units have access;

  •
  the cost and availability of fuel and fuel transportation services;

  •
  the availability of sufficient collateral in support of EME Homer City's hedging activities and purchases of fuel;

  •
  the cost and availability of emission credits or allowances;

  •
  transmission congestion in and to each market area and the resulting differences in prices between delivery points;

  •
  governmental, statutory, regulatory or administrative changes or initiatives affecting EME Homer City or the electricity industry generally, including market structure rules and environmental regulations that could require additional expenditures or otherwise affect EME Homer City's cost and manner of doing business;

  •
  the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities, including new plants and technologies that may be developed in the future;

  •
  operating risks, including equipment failure, availability, heat rate and output;

  •
  general political, economic and business conditions; and

  •
  weather conditions, natural disasters and other unforeseen events.

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

        The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2004, and as compared to the third quarter and nine months ended September 30, 2004. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004.

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

Overview of EME Homer City's 2005 Operating Performance

        EME Homer City's net income increased $4.8 million and $17.3 million in the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The changes in earnings were primarily due to:

  •
  An increase in the average energy price of merchant generation to $45.45 per MWh and $44.17 per MWh in the third quarter and nine months ended September 30, 2005, respectively, from $35.99 per MWh and $36.36 per MWh during the third quarter and nine months ended September 30, 2004, respectively.

  •
  An increase in generation to 4,060 GWh and 10,697 GWh during the third quarter and nine months ended September 30, 2005, respectively, compared to 3,562 GWh and 9,937 GWh during the third quarter and nine months ended September 30, 2004, respectively. During the third quarter of 2004, temporary fuel supply interruptions were managed through a reduction of off-peak generation and spot purchases of higher priced coal.

        Partially offset by:

  •
  An increase in the cost of sulfur dioxide (SO2) emission allowances which has been attributed to reduced numbers of both allowance sellers and prior vintage allowances. The net cost of emission allowances increased to $22.2 million and $50.9 million during the third quarter and nine months ended September 30, 2005, respectively, from $10.4 million and $23.5 million during the third quarter and nine months ended September 30, 2004, respectively.

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

RESULTS OF OPERATIONS

Introduction

        This section discusses the results for the third quarters and nine months ended September 30, 2005 and 2004 on EME Homer City's financial statements.

Summary

        The table below summarizes revenues and key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues (in millions)
Energy	$185	$130	$473	$363
Capacity	5	6	14	22
Loss from price risk management	(22)	(6)	(26)	(13)

Total operating revenues	$168	$130	$461	$372

Statistics
Generation (in GWh)	4,060	3,562	10,697	9,937
Equivalent availability(1)	98.7%	91.7%	88.0%	82.9%
Forced outage rate(2)	0.2%	1.4%	3.6%	5.6%
Average energy price/MWh	$45.45	$35.99	$44.17	$36.36

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

Operating Revenues

        Operating revenues increased $38.0 million and $88.8 million in the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. Energy and capacity sales were made through contracts with EME Homer City's marketing affiliate, Edison Mission Marketing & Trading. The 2005 increases were primarily due to increased generation and higher average energy prices as compared to 2004. During the third quarter of 2004, coal deliveries under contracts with four fuel suppliers to EME Homer City were temporarily interrupted. As a result of these interruptions, EME Homer City reduced generation during off-peak periods when power prices were lower and purchased coal from alternative suppliers at spot prices which were substantially higher than the contract prices from these four fuel suppliers. These factors contributed to lower generation in the third quarter of 2004. During the first quarter of 2004, an unplanned outage at Unit 1 contributed to lower generation.

        The average energy price earned by EME Homer City during the third quarter and nine months ended September 30, 2005 was $45.45/MWh and $44.17/MWh compared to the average real-time market price at the Homer City busbar for the same periods of $62.56/MWh and $50.54/MWh. EME Homer City's average energy price was lower than the average real-time market price due to: (1) hedge contracts having been entered into in prior periods when market prices were lower, and (2) the differential in market prices at the PJM West Hub versus the Homer City busbar having increased (referred to as a widening of the basis between these PJM locations). EME Homer City hedges its energy price risk at PJM West Hub and retains the risk that the basis between PJM West Hub and Homer City widens. See "Market Risk Exposures—Commodity Price Risk—Basis Risk."

        Losses from price risk management activities increased $15.5 million and $13.0 million in the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The 2005 increases were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net losses of $31.6 million and $8.7 million during the third quarters of 2005 and 2004, respectively, and $34.8 million and $8.7 million during the nine months ended September 30, 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective losses were primarily attributable to an increase in the difference between energy prices at the PJM West Hub (the settlement point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). In addition, EME Homer City recognized ineffective gains (losses) related to forward contracts that expired during the respective periods. Partially offsetting the ineffective losses were gains in 2005 primarily related to futures contracts that did not qualify for hedge accounting under SFAS No. 133. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally higher during the third quarter of each year. However, as a result of recent increases in market prices for power (driven in part from higher natural gas and oil prices), this historical trend may not be applicable to quarterly revenue in the future.

Operating Expenses

        Operating expenses increased $31.4 million and $65.8 million in the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. Operating expenses consist of fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $24.6 million and $53.2 million in the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The 2005 increases were due to an increase in coal costs from higher coal prices and increased generation. In addition, the net cost of emission allowances increased to $22.2 million and $50.9 million in the third quarter and nine months ended September 30, 2005, respectively, from $10.4 million and $23.5 million in the corresponding periods of 2004, primarily due to an increase in the cost of purchasing SO2 emission allowances at higher market prices. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

        Plant operations costs increased $6.3 million and $10.6 million in the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. During the third quarter of 2004, plant maintenance costs were reduced by a change in estimate of a contractor settlement. Without this reduction in the third quarter of 2004, plant operations costs increased $1.4 million and $5.7 million in the third quarter and nine months ended

September 30, 2005, respectively. The year-to-date increase in plant operations costs is due to higher planned equipment maintenance costs, the cost of replacing the catalyst for the pollution control equipment in 2005 and lower maintenance costs in the third quarter of 2004.

        Administrative and general expenses increased $1.4 million in the nine months ended September 30, 2005, compared to the corresponding period of 2004. The 2005 year-to-date increase is due to higher shared management and administrative costs and a change in estimate of Pennsylvania capital taxes that occurred in 2004.

Other Income (Expense)

        Interest expense decreased $1.2 million and $2.3 million in the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also includes interest of $9.3 million and $9.6 million in the third quarters ended September 30, 2005 and 2004, respectively, and $28.1 million and $28.5 million in the nine months ended September 30, 2005 and 2004, respectively, from EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

        EME Homer City had effective income tax provision (benefit) rates during the first nine months of 2005 and 2004 of 43.8% and (27.3%), respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes.

New Accounting Pronouncements

        For a discussion of new accounting pronouncements affecting EME Homer City, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. New Accounting Pronouncements."

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2004.

Cash Flow

        At September 30, 2005, EME Homer City had cash and cash equivalents of $167.1 million, compared to $74.2 million at December 31, 2004. Net working capital at September 30, 2005 was $(273.2) million, compared to $(58.1) million at December 31, 2004. Net working capital decreased $215.1 million from year-end primarily due to a $227.9 million increase in net liabilities under price risk management related to electricity contracts and a $58.6 million change in the lease swap position.

        Net cash provided by operating activities increased $51.3 million in the first nine months of 2005, compared to the corresponding period of 2004. The change in operating cash flow is primarily due to income in 2005 versus losses in 2004 and the timing of cash receipts and disbursements related to working capital items.

        Net cash used in financing activities decreased $1.6 million in the first nine months of 2005, compared to the corresponding period of 2004. The 2005 decrease was primarily due to lower payments on affiliate debt and higher receipts under the lease swap agreement, partially offset by higher repayments of the lease financing.

        Net cash used in investing activities decreased $7.0 million in the first nine months of 2005, compared to the corresponding period of 2004. The decrease is due to a deposit of $6.9 million to restricted cash in 2004 related to an environmental bond.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

        EME Homer City plans to spend $6.9 million for the final quarter of 2005 and $12.6 million and $14.0 million in 2006 and 2007, respectively, for capital expenditures. Included in the estimated expenditures is $3.9 million for the final quarter of 2005, $4.9 million in 2006 and $3.1 million in 2007 related to environmental projects such as selective catalytic reduction system (SCR) performance improvements on all three units. Non-environmental expenditures relate to upgrades to the coal handling system, ash removal improvements and various other projects.

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

        The rent payments that EME Homer City owes under the sale-leaseback are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended September 30, 2005, the senior rent service coverage ratio was 3.03 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40.0 million included in restricted cash at September 30, 2005 related to these reserve accounts.

Contractual Obligations

Fuel Supply Contracts

        EME Homer City has entered into additional fuel purchase commitments with various third-party suppliers during the first nine months of 2005. These additional commitments are currently estimated to be $1.7 million for 2005, $77.3 million for 2006, $90.6 million for 2007, $19.3 million for 2008, and $9.0 million for 2009.

Fuel Supply Dispute

        Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused contract performance. These two agreements together provide for the delivery to EME Homer City of approximately 20% of EME Homer City's clean coal requirements in 2005 and 2006, and approximately 10% in 2007. Claims arising from these matters have been resolved in a confidential settlement, and the lawsuit has been dismissed. EME Homer City has awarded contracts to alternate suppliers, and adjusted its inventory strategies to reflect and offset the delivery shortfall for 2005.

Distributions to Edison Mission Energy

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction (in millions):

	Nine Months Ended September 30,
	2005		2004
Payment of interest	$38.2		$29.1
Payment of principal	23.8		31.9

Total payments	$62.0	*	$61.0

*
On October 3, 2005, EME Homer City made a distribution of $24.0 million to Edison Mission Energy.

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

        EME Homer City's sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of its facilities if Edison Mission Marketing & Trading does not have an investment grade credit rating from Standard & Poor's or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City currently sells all the output from its facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that will allow it to enter into such sales, under specified conditions, through December 31, 2006. EME Homer City continues to be in compliance with the terms of the consent; however, the consent is revocable by the sale-leaseback owner participant at any time. The sale-leaseback owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future. Revocation of the consent would not affect trades between Edison Mission Marketing & Trading and EME Homer City that had been entered into while the consent was still in effect. EME Homer City is permitted to sell the output of its facilities into the spot market at any time. See "Market Risk Exposures—Commodity Price Risk."

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

        On May 12, 2005, the Clean Air Interstate Rule (CAIR) was published in the Federal Register. The CAIR requires 28 eastern states and the District of Columbia to address ozone attainment issues by reducing regional NOx and SO2 emissions. The CAIR reduces the current SO2 (i.e., Clean Air Act Title IV Phase II) emissions allowance cap in 2010 and 2015 by 50% and 65%, respectively. Regional NOx emissions are required to be reduced in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court by state, environmental and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation. EME Homer City is reviewing the impact of the rule on its business plan. Given the uncertainty of the requirements that will need to be implemented and the options available to meet the NOx and SO2 reductions, EME Homer City at this time cannot accurately estimate the cost to meet these obligations.

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

  •
  transmission congestion in and to each market area and the resulting differences in prices between delivery points;

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

Hedging Strategy

        To reduce its exposure to market risk, EME Homer City hedges a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. To the extent that EME Homer City does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through the use of contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange. Hedge transactions are also entered into as forward sales to utilities and power marketing companies.

        The extent to which EME Homer City hedges its market price risk depends on several factors. First, EME Homer City evaluates over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, EME Homer City's ability to enter into hedging transactions depends upon its and Edison Mission Marketing & Trading's credit capacity and upon the forward sales markets having sufficient liquidity to enable EME Homer City to identify appropriate counterparties for hedging transactions.

Energy Price Risk

        Electric power generated at the Homer City facilities is generally sold into the PJM market. The PJM pool has short-term markets, which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

        The following table depicts the average historical market prices for energy per megawatt-hour in PJM during the first nine months of 2005 and 2004:

	Historical Energy Prices* 24-Hour PJM
	Homer City		West Hub
	2005	2004	2005	2004
January	$45.82	$51.12	$49.53	$55.01
February	39.40	47.19	42.05	44.22
March	47.42	39.54	49.97	39.21
April	44.27	43.01	44.55	42.81
May	43.67	44.68	43.64	48.04
June	46.63	36.72	53.72	38.05
July	54.63	40.09	66.34	43.64
August	66.39	34.76	82.83	38.59
September	66.67	40.62	76.82	41.96

Nine-Month Average	$50.54	$41.97	$56.61	$43.50

*
Energy prices were calculated at the Homer City busbar (delivery point) and PJM West Hub using historical hourly real-time prices provided on the PJM-ISO web-site.

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2005:

24-Hour PJM West Hub Forward Energy Prices*
2005
October	$69.90
November	74.49
December	80.80
2006 Calendar "strip"(1)	$72.01
2007 Calendar "strip"(1)	$62.18

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

*
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

        The following table summarizes Homer City's hedge position at September 30, 2005:

	2005	2006	2007
Megawatt hours	2,215,125	8,525,200	3,618,000
Average price/MWh(1)	$43.14	$53.24	$60.68

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at September 30, 2005 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price/MWh for Homer City's hedge position is based on PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. See "—Basis Risk" below for a discussion of the difference.

Basis Risk

        Sales made from the Homer City facilities in the real-time or day-ahead market receive the actual spot prices at the busbar (delivery point) of the plant. In order to mitigate price risk from changes in spot prices at the Homer City busbar, EME Homer City may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, there is not a liquid market for entering into these contracts at the Homer City busbar. A liquid market does exist for a settlement point known as the PJM West Hub. EME Homer City's price risk management activities use this settlement point (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. EME Homer City's revenues with respect to such forward contracts include:

  •
  sales of actual generation in the amounts covered by such forward contracts with reference to PJM spot prices at the Homer City busbar, plus,

  •
  sales to third parties at the price under such hedging contracts at designated settlement points (generally the PJM West Hub) less the cost of power at spot prices at the same designated settlement points.

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be raised or lowered relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to by EME Homer City as "basis risk." During the past 12 months, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub (the primary trading hub in PJM for the Homer City facilities) by an average of 9%. The monthly average difference during this period ranged from zero to 20%, which occurred in August 2005. For comparison, the same difference during 2004 was 4%.

        By entering into cash settled futures contracts and forward contracts using the PJM West Hub (or other similar trading hubs) as the settlement point, EME Homer City is exposed to basis risk as described above. In order to mitigate basis risk, EME Homer City has participated in purchasing financial transmission rights in PJM, and may continue to do so in the future. A financial transmission right is a financial instrument that entitles the holder thereof to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, EME Homer City's price risk management activities include using financial transmission rights alone or in combination with forward contracts to manage basis risk.

Coal Price and Transportation Risk

        The Homer City facilities use approximately 5 million tons of coal annually, obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements typically ranging from one year to five years in length. The following table summarizes the percent of expected coal requirements for the next five years that are under contract at September 30, 2005.

	2005(1)	2006	2007	2008	2009
Percent of coal requirements under contract(2)	101%	78%	78%	21%	15%

(1)
The percentage in 2005 is calculated based on coal supply and expected generation requirements for a full year.

(2)
Adjusted for expected deliveries under an executed agreement to settle outstanding contract disputes. See "—Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Dispute" for more information regarding fuel supply interruptions and the dispute with two suppliers.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachia coal, which is purchased for the Homer City facilities, increased considerably since 2004. In January 2004, prices of Northern Appalachia coal (with 13,000 British Thermal units (Btu) content and <3.0 SO2 MMBtu content) were below $40 per ton and increased to more than $60 per ton during 2004. On September 30, 2005, the Energy Information Administration reported the price of Northern Appalachia coal at $54.00 per ton. The overall increase in the Northern Appalachia coal price has been largely attributed to greater demand from domestic power producers and increased international shipments of coal to Asia.

Emission Allowances Price Risk

        Under the federal Acid Rain Program (which requires electric generating stations to hold sulfur dioxide allowances) and Pennsylvania State Implementation Plan (SIP) regulations implementing the federal NOx SIP Call requirement, EME Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. As part of the acquisition of the Homer City facilities, EME Homer City obtained the rights to the emission allowances that have been or are allocated to these facilities.

        The price of emission allowances, particularly SO2 allowances issued through the US EPA Acid Rain Program, increased substantially during 2004 and the first nine months of 2005. The average price of purchased SO2 allowances increased to $765 per ton during the nine months ended September 30, 2005 from $281 per ton during the nine months ended September 30, 2004. The increase in the price of SO2 allowances has been attributed to reduced numbers of both allowance sellers and prior vintage allowances.

        See "Liquidity and Capital Resources—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities (in thousands). The change in fair value of electricity contracts at September 30, 2005 as compared to December 31, 2004 is attributable to the increase in average market prices for power as compared to contracted prices at September 30, 2005, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets.

	September 30, 2005	December 31, 2004
Commodity price:
Electricity contracts	$(268,384)	$5,648

        In assessing the fair value of EME Homer City's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME Homer City's commodity price risk management assets and liabilities as of September 30, 2005 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(268,384)	$(222,230)	$(46,154)	$—	$—

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

        To manage credit risk, Edison Mission Marketing & Trading looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if the counterparties failed to perform pursuant to the terms of their contractual obligations. Edison Mission Marketing & Trading measures, monitors and mitigates, to the extent possible, credit risk. To mitigate counterparty risk, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. Edison Mission Marketing & Trading also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. Edison Mission Marketing & Trading manages portfolio credit risk based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of Edison Mission Marketing & Trading's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

        In addition, coal for the Homer City facilities is purchased from suppliers under contracts which may be for multiple years. A number of the coal suppliers for the Homer City facilities do not currently have an investment grade credit rating and, accordingly, EME Homer City may have limited recourse to collect damages from a supplier in the event of default. EME Homer City seeks to mitigate this risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers.

        For the nine months ended September 30, 2005, Edison Mission Marketing & Trading made sales to one customer that accounted for 20% and another customer that accounted for 12% of EME Homer City's operating revenues. For the nine months ended September 30, 2004, Edison Mission Marketing & Trading made sales to one customer that accounted for 35% of EME Homer City's operating revenues.

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

Passage of Comprehensive Energy Legislation by Congress

        A comprehensive energy bill was passed by the House and Senate in July 2005 and was signed into law by the President on August 8, 2005. Known as "EPAct 2005," this comprehensive legislation includes provisions for the repeal of the Public Utility Holding Company Act (PUHCA), for amendments to the Public Utility Regulatory Policies Act of 1978 (PURPA), for the introduction of new regulations regarding "Transmission Operation Improvements," for Transmission Rate Reform, for incentives for various generation technologies and for the extension through December 31, 2007 of production tax credits for wind and other specified types of generation. A number of these provisions will require implementing regulations to be promulgated by the Federal Energy Regulatory Commission (FERC). EME Homer City is currently assessing the potential impact of this legislation and the likely regulations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 46 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2004. Refer to "Market Risk Exposures" in Item 2 of this report for an update to that disclosure.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        EME Homer City's management, under the supervision and with the participation of the partnership's principal executive officer and principal financial officer, has evaluated the effectiveness of EME Homer City's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period, EME Homer City's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

        There were no changes in EME Homer City's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Beginning in 2004, EME Homer City experienced interruptions of supply under two agreements with Unionvale Coal Company and Genesis, Inc. Unionvale and Genesis claimed that alleged geologic conditions at the Genesis No. 17 Mine in Pennsylvania, which is one source of coal under these multi-source coal contracts, constituted force majeure and excused contract performance. These two agreements together provide for the delivery to EME Homer City of approximately 20% of EME Homer City's clean coal requirements in 2005 and 2006, and approximately 10% in 2007. Claims arising from these matters have been resolved in a confidential settlement, and the lawsuit has been dismissed. EME Homer City has awarded contracts to alternate suppliers, and adjusted its inventory strategies to reflect and offset the delivery shortfall for 2005.

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

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ W. James Scilacci W. James Scilacci Director and Vice President
Date:	November 4, 2005

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
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II – OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS
SIGNATURES