Form 10-K
period 2005-12-31
EME HOMER CITY GENERATION LP
filed 2006-03-07
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None
(Title of Class)

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

       Aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of June 30, 2005: $0. Number of shares outstanding of the registrant's Common Stock as of February 28, 2006: Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)	Designated portions of Edison Mission Energy's Amendment to Form 10-K for the year ended December 31, 2005	Part III
(2)	Designated portions of the Proxy Statement relating to Edison International's 2006 Annual Meeting of Shareholders	Part III

       Each of EME Homer City Generation L.P. and Edison Mission Energy is an indirect wholly owned subsidiary of Edison International. Mission Energy Westside Inc. is the general partner of EME Homer City. Although Edison International is a large accelerated filer as defined under Exchange Act Rule 12b-2, EME Homer City and Edison Mission Energy are non-accelerated filers. EME Homer City and Edison Mission Energy are filing their respective annual reports on Form 10-K concurrently with Edison International's filing of its annual report on Form 10-K. EME Homer City and Edison Mission Energy have been advised by Edison International that, prior to March 31, 2006, Edison International will file with the Securities and Exchange Commission a definitive proxy statement containing information relating to executive compensation. Edison Mission Energy will file an amendment to its Form 10-K relating to the compensation of Edison Mission Energy's executive officers concurrently with Edison International's filing of its definitive proxy statement. The amendment will include some of the executive compensation information included in Edison International's definitive proxy statement as such information pertains to Edison Mission Energy's executive officers.

       Because Mission Energy Westside officers receive compensation from Edison Mission Energy or Edison International and receive no compensation from EME Homer City, the above-mentioned portions of Edison Mission Energy's Amendment to its Form 10-K for the year ended December 31, 2005 and Proxy Statement relating to Edison International 2006 Annual Meeting of Shareholders, when filed, will become incorporated by reference into parts of this annual report.

i

PART I

ITEM 1.    BUSINESS

The Company

       EME Homer City Generation L.P., which is referred to as EME Homer City in this annual report, is a Pennsylvania limited partnership with Chestnut Ridge Energy Company as a limited partner with a 99.9 percent interest and Mission Energy Westside Inc. as a general partner with a 0.1 percent interest. Both Chestnut Ridge Energy and Mission Energy Westside are wholly owned subsidiaries of Edison Mission Holdings Co., a wholly owned subsidiary of Edison Mission Energy, which is referred to as EME in this annual report. EME is a wholly owned subsidiary of Mission Energy Holding Company and is an indirect wholly owned subsidiary of Edison International. EME Homer City was formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 megawatts (MW), which EME Homer City collectively refers to as the "Homer City facilities," for the purpose of producing electric energy. EME Homer City acquired the Homer City facilities on March 18, 1999.

       EME Homer City derives revenue from the sale of energy, capacity and ancillary services into the PJM Interconnection, LLC (PJM) and the New York Independent System Operator (NYISO) and from bilateral contracts with power marketers and load serving entities within PJM and NYISO. EME Homer City has a contract with Edison Mission Marketing & Trading, Inc. (EMMT), a marketing affiliate, to sell energy, capacity and ancillary services from the Homer City facilities, which enables EMMT to engage in forward sales and hedging transactions to manage electricity price exposure.

       On December 7, 2001, EME Homer City completed a sale-leaseback of its facilities to third-party lessors for an aggregate purchase price of $1.591 billion, made up of $782 million in cash and the assumption of the obligations under Edison Mission Holdings Co.'s 8.137% Senior Secured Bonds due 2019 and 8.734% Senior Secured Bonds due 2026, which EME Homer City refers to collectively as the senior secured bonds (the fair value of which was $809.3 million), which were guaranteed by EME Homer City. EME Homer City's transaction has been accounted for as a lease financing for accounting purposes. Consent of the holders of the senior secured bonds was required for the sale-leaseback transaction and, in connection with the transaction, the senior secured bonds were converted into pass-through bonds registered with the Securities and Exchange Commission. Also in connection with the transaction, EME Homer City was released from its guarantee on the senior secured bonds, but it remains indirectly liable to make payments on the pass-through bonds, through its semi-annual lease payments. For more information on the sale-leaseback transaction, see "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 11. Lease Commitments."

       EME, Mission Energy Holding Company and Edison International each are registered with the Securities and Exchange Commission and have financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding each of these companies, see their respective annual reports on Form 10-K for the year ended December 31, 2005.

       EME Homer City's principal executive offices are located at 1750 Power Plant Road, Homer City, Pennsylvania, 15748-8009, and its telephone number is (724) 479-9011.

       EME Homer City's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, are electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and are available on the Securities and Exchange Commission's internet web site at http://www.sec.gov.

Forward-Looking Statements

       This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME Homer City's current expectations and projections about future events based on EME Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME Homer City that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should" and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact EME Homer City, include but are not limited to:

•
supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes in the wholesale markets to which EME Homer City's generating units have access;

•
the cost and availability of fuel and fuel transportation services;

•
market volatility and other market conditions that could increase EME Homer City's obligations to post collateral beyond the amounts currently expected, and the potential effect of such conditions on the ability of EME Homer City to provide sufficient collateral in support of its hedging activities and purchases of fuel;

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

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities and technologies that may be able to produce electricity at a lower cost than Homer City's generating facilities and/or increased access by competitors to EME Homer City's markets as a result of transmission upgrades;

•
operating risks, including equipment failure, availability, heat rate and output;

•
effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards;

•
general political, economic and business conditions; and

•
weather conditions, natural disasters and other unforeseen events.

       Certain of the risk factors listed above are discussed in more detail in "Item 1A. Risk Factors" below and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures." Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this annual report. Readers are urged to read this entire annual report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business. Forward-looking statements speak only as of the date they are made, and EME Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME Homer City with the Securities and Exchange Commission.

Description of the Industry

Industry Overview

       The United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant deregulation, which has led to increased competition. Until the enactment of the Public Utility Regulatory Policies Act of 1978, referred to as PURPA in this annual report, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. PURPA encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from specified types of non-utility power producers, known as qualifying facilities, under specified conditions. The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access. In addition, in the Energy Policy Act of 2005, referred to as EPAct 2005 in this annual report, Congress made several changes to PURPA and other statutory provisions recognizing that a significant market for electric power produced by independent power producers, such as EME Homer City, has developed in the United States and indicating that competitive wholesale electricity markets have become accepted as a fundamental aspect of the electricity industry.

       As part of the regulatory developments discussed above, the Federal Energy Regulatory Commission, referred to as the FERC in this annual report, encouraged the formation of independent system operators (ISOs) and regional transmission organizations (RTOs). In those areas where ISOs and RTOs have been formed, market participants have expanded access to transmission service. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under "Regulatory Matters—U.S. Federal Energy Regulation."

Power Markets

PJM

       The Homer City facilities are located in the control area managed by PJM. PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering a number of factors including generator bids, load requirements, transmission congestion and transmission losses. PJM requires all load serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. Load serving entities and generators, such as EME Homer City, may participate in PJM's capacity markets or transact capacity sales on a bilateral basis.

NYISO

       The NYISO was established in 1999 to operate a competitive, non-discriminatory wholesale power market in response to the FERC's Open Access Rules and includes bid-based electricity and transmission usage markets. The market-clearing price for NYISO's day-ahead and real-time energy markets is set by supplier generation bids and customer demand bids.

       Subject to PJM and NYISO transmission availability and reliability considerations, EME Homer City can transmit up to 1,884 MW from its generating units into NYISO and can deliver up to 1,884 MW into PJM. EME Homer City does not incur any access or wheeling charges for any energy delivered into PJM.

Competition

       EME Homer City is subject to intense competition from energy marketers, industrial companies and other independent power producers. For a number of years until the recent upturn in its price, natural gas has been the fuel of choice for new power generation facilities for economic, operational and environmental reasons. While natural gas-fired facilities will continue to be an important part of the nation's generation portfolio, some regulated utilities are now constructing clean coal units and renewable resources, often with subsidies or under legislative mandate. These utilities enjoy a lower cost of capital than most independent power producers and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

       Where EME Homer City sells power from the Homer City facilities, it is subject to market fluctuations in prices based on a number of factors, including the amount of capacity available to meet demand, the price and availability of fuel and the presence of transmission constraints. Some of EME Homer City's competitors, such as electric utilities and distribution companies, have their own generation capacity, including nuclear generation. These companies, generally larger than EME Homer City, have a lower cost of capital and may have competitive advantages as a result of their scale and location of their generation facilities.

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

       The Homer City units are coal-fired boilers and steam turbine-generator units (referred to as Units 1, 2 and 3 in this annual report). Units 1 and 2, which are essentially identical to one another, were constructed as positive pressure units, which utilize boilers with internal air pressure slightly higher than atmospheric pressure, and were placed into commercial operation in 1969. Units 1 and 2 were subsequently converted to balanced draft units, which utilize boilers with internal air pressure balanced at approximately atmospheric pressure, in 1976 and 1977, respectively. Unit 1 has an installed capacity of 620 MW, and Unit 2 has an installed capacity of 614 MW. The steam turbine-generators for Units 1 and 2 were manufactured by Westinghouse Electric Corporation, and the boilers for these units were manufactured by Foster Wheeler Energy Corporation. The Unit 1 and 2 boilers have been retrofitted with

Foster Wheeler dual air register and internal flame staging low nitrogen oxide burners to meet Phase I nitrogen oxide 1990 Clean Air Act standards. In addition, both boilers have supplemental over-fired air systems to further reduce nitrogen oxide emissions to satisfy Pennsylvania Title I (ozone) requirements. Selective catalytic reduction units have been installed on Units 1 and 2 for further reduction of nitrogen oxide emissions.

       Unit 3 commenced commercial operation in 1977 and has an installed capacity of 650 MW. The steam turbine and generator for Unit 3 were manufactured by General Electric Corporation, and the Unit 3 boiler was manufactured by Babcock & Wilcox. The boiler for Unit 3 was originally constructed with Babcock & Wilcox low nitrogen oxide burners which satisfied Phase I nitrogen oxide 1990 Clean Air Act standards, and a supplemental over-fired air system was installed in 1995 to further reduce nitrogen oxide emissions. In addition, a wet scrubber flue gas desulfurization system and a selective catalytic reduction system have been installed on Unit 3 in 2001.

       These improvements were made to enable the Homer City generating units to comply with Phase II of Title IV of the 1990 Clean Air Act regarding sulfur dioxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the Environmental Protection Agency's State Implementation Plan Call regarding nitrogen oxide emissions.

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

Significant Customers

       EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into the PJM pool accounted for approximately 85%, 45%, and 61% of EME Homer City's operating revenues for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, EMMT also made sales to Cincinnati Gas & Electric Company that accounted for approximately 21% and Constellation Power Source, Inc. that accounted for approximately 12% of EME Homer City's operating revenues. For the year ended December 31, 2004, EMMT also made sales to BP Energy Company that accounted for approximately 35% of EME Homer City's operating revenues. For the year ended December 31, 2003, EMMT also made sales to Virginia Electric & Power Company that accounted for approximately 13% of EME Homer City's operating revenues.

Fuel Supply

       Units 1 and 2 typically consume approximately 3.3 million to 3.5 million tons of mid-range sulfur coal per year. Approximately 90% or more of this coal is obtained under contracts with the remainder purchased in the spot market as needed. Two types of coal are purchased, ready to burn coal and raw coal. Ready to burn coal is of a quality that can be burned directly in Units 1 and 2, whereas the raw coal purchased for consumption by Units 1 and 2 must be cleaned in the Homer City coal cleaning facility, which has the capacity to clean up to 5 million tons of coal per year. The Homer City coal cleaning facility utilizes heavy media cyclones, froth flotation and spiral separators to reduce the ash and sulfur content of the raw coal to meet both combustion and environmental requirements. The Homer City coal cleaning facility is operated by Homer City Coal Processing Corporation under a coal cleaning agreement that expires December 31, 2010.

       Unit 3 consumes approximately 2 million tons of coal per year. EME Homer City purchases the majority of its Unit 3 coal under contracts with the balance purchased in the spot market. A wet scrubber flue gas desulfurization system for Unit 3 enables this unit to burn less expensive, higher sulfur coal, while still meeting environmental standards for emission control.

       In general, the coal purchased for all three units originates from mines that are within approximately 100 miles of the Homer City facilities. It is delivered to the station by truck and by rail.

       See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies," for additional discussion of contractual commitments related to EME Homer City's fuel supply and coal transportation contracts.

Transmission and Interconnection

       Existing transmission lines leaving the Homer City generating units are interconnected with both PJM and NYISO. EME Homer City is able to transmit full plant output into PJM through an 85-mile 345 kilovolt (kV) line and 34-mile, 19-mile and 15-mile 230 kV lines owned by Pennsylvania Electric Company, an affiliate of FirstEnergy Corp., which EME Homer City refers to as Penelec. Subject to PJM transmission availability and reliability considerations, EME Homer City has the ability to transmit full plant output into NYISO through 175-mile and 207-mile 345 kV lines owned by New York State Electric & Gas Corporation, which EME Homer City refers to as NYSEG. In addition, a 13-mile 230 kV line from the Homer City generating units provides an indirect interconnection to the East Central Area reliability market.

       The points of interconnection with the Homer City units include:

  (1)
  the 230 kV circuit from the Unit 1 main power transformer,

  (2)
  the 345 kV circuit from the Unit 2 main power transformer,

  (3)
  the 345 kV circuit from the Unit 3 main power transformer,

  (4)
  the 345/230/23 kV north and south autotransformers, and

  (5)
  substation services No. 1 and No. 2.

       The ownership of the transmission and distribution assets for the Homer City facilities, including the site switchyard, substation and support equipment, remained with Penelec and NYSEG following EME Homer City's acquisition of the facilities. These companies entered into an interconnection agreement with EME Homer City's general partner, Mission Energy Westside, which provides EME Homer City with all services necessary to interconnect its generating units with their transmission systems, other than services provided under existing tariffs. Unless terminated earlier in accordance with its terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend such interconnection services (but not the expiration of the agreement) to modifications, additions, upgrades or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition, upgrade or repowering of the Homer City units.

       On November 18, 2004, the FERC issued an order eliminating regional through and out transmission rates in the region encompassed by PJM and the Midwest Independent Transmission System Operator (MISO). The effect of this order was to eliminate so-called rate pancaking between PJM and the MISO on a prospective basis. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. At the same time, the FERC also imposed a transitional revenue recovery mechanism which has created controversy and some continuing uncertainty as to its impact on transactions in the region. The mechanism required the filing of tariffs by PJM and the MISO imposing a "Seams Elimination Cost Adjustment" (SECA) to be in effect until May 1, 2006, to compensate the "new PJM companies"—American Electric Power (AEP), Commonwealth Edison and Dayton Power & Light, among others—for lost revenues attributable to the elimination. On November 30, 2004, the FERC clarified that SECAs can be recovered for lost revenues associated with elimination of intra-RTO pancaked rates.

       The response to the November 18 and November 30 orders from the parties potentially liable for the SECAs was strongly negative. Rehearings were sought by a broad range of interests that are opposed to the imposition of SECAs. Although both PJM and the MISO have made tariff filings with the FERC that purport to comply with the orders and eliminate through and out transmission rates as of December 1, 2004, numerous protests to such filings have been made, challenging SECAs on legal and equitable grounds and demanding evidentiary hearings by the FERC. Pending further orders of the FERC and/or the outcome of future hearings, under the provisions of the PJM tariff as filed, EME Homer City is currently not subject to SECAs with respect to its sales of power within PJM. It is not possible, however, to predict the outcome of the hearings or to rule out the possibility that EME Homer City could be ordered in the future to pay SECAs with respect to sales within PJM after December 1, 2004.

       For further discussion of the market risks related to EME Homer City's transmission service, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Water Supply and Other Support Facilities

       The Homer City generating units receive their water supply from Two Lick Creek. The water supply to Two Lick Creek is regulated by releases from Two Lick Dam, which is located approximately eight miles upstream from the Homer City facilities and is owned, operated and maintained by EME Homer City in accordance with a dam safety permit and a drought management plan and related consent order and agreement with the Pennsylvania Department of Environmental Protection. These facilities were not sold to third parties as part of the 2001 sale-leaseback transaction. Each of the Homer City generating units has a natural draft-cooling tower. A portion of the waste heat in the water leaving the units' condensers is diverted from these towers to a 14-acre polyethylene roofed greenhouse complex located adjacent to the Homer City units. After the water passes through this greenhouse complex, it is returned to the basin of the cooling towers for reuse.

       Other support facilities located on the site include an ash disposal area, a coal refuse disposal area, coal receiving and storage facilities and water treatment and pumping facilities.

Insurance

       EME Homer City maintains insurance policies that are comparable to those carried by other electric generating facilities of similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1 billion. Under the terms of the participation agreements entered into as part of EME

Homer City's sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2006.

       EME Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are consistent with the requirements of the participation agreements.

Seasonality

       Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally higher during the third quarter of each year. However, as a result of recent increases in market prices for power, driven in part by higher natural gas and oil prices, this historical trend may not be applicable to quarterly revenue in the future.

Regulatory Matters

General

       EME Homer City's operations are subject to extensive regulation by government agencies. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operations of a power plant and the ownership of a power plant. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning land use and operation of a project. Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with these permits and approvals.

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

U.S. Federal Energy Regulation

       The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy (other than transmission that is "bundled" with retail sales) under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. Prior to February 8, 2006, the Securities and Exchange Commission had regulatory powers with respect to upstream owners of electric and natural gas utilities under the Public Utility Holding Company Act of 1935, or PUHCA 1935, which was repealed as of that date by EPAct 2005. The enactment of PURPA and the adoption of regulations under that Act by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and PUHCA 1935 for the owners of qualifying facilities. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from PUHCA 1935 for exempt wholesale generators, or EWGs, such as EME Homer City.

The Energy Policy Act of 2005

       A comprehensive energy bill was passed by the U.S. House and Senate in July 2005 and was signed by President Bush on August 8, 2005. Known as "EPAct 2005," this comprehensive legislation includes provisions for the repeal of PUHCA 1935 and amendments to PURPA, for merger review reform, for the introduction of new regulations regarding "Transmission Operation Improvements," for transmission rate reform, for incentives for various generation technologies and for the extension through December 31, 2007 of production tax credits for wind and other specified types of generation.

       The FERC has finalized rules to implement the Congressionally mandated repeal of PUHCA 1935, effective February 8, 2006, and enactment of the Public Utility Holding Company Act of 2005 (PUHCA 2005). The repeal of PUHCA 1935 and its replacement by PUHCA 2005 effectively eliminates many of the restrictions on outside investment in the electricity industry, investment by and transactions between utilities, and geographic constraints on utility systems. PUHCA 1935 repeal is expected to enable investment in utility systems by private equity funds, financial institutions, foreign utility companies, and other non-utility companies without the burden of registration as a "public utility holding company." It also eliminates limits on investment in non-utility operations companies that were registered holding companies under PUHCA 1935, subject to other applicable regulatory limitations, as well as geographic limits on potential utility combinations. PUHCA 2005 is primarily a "books and records access" statute and does not give the FERC any new substantive authority under the Federal Power Act or Natural Gas Act. The FERC has also issued final rules to implement the electric company merger and acquisition provisions of EPAct 2005.

       Under both PUHCA 1935 and PUHCA 2005, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from regulation as an EWG. On March 12, 1999, the general counsel of the FERC issued a letter determining that, based on the facts stated in EME Homer City's application for EWG status, EME Homer City is an EWG. If EME Homer City were to lose its EWG status, defaults under the covenants in EME Homer City's agreements could be triggered.

Federal Power Act

       The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce (other than transmission that is "bundled" with retail sales), including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market based. EWGs and other non-qualifying facility independent power projects are subject to the Federal Power Act and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants EWGs the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, the Federal Power Act grants the FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts and, after EPAct 2005, generation facilities, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-

based rates, the FERC typically also grants blanket approval for the issuance of securities and partial waiver of the restrictions on interlocking directorates.

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

Pennsylvania

       Under the Pennsylvania Public Utility Law, the Pennsylvania Public Utility Commission regulates all public utilities operating in Pennsylvania. A "public utility" under this law includes any entity that owns or operates equipment or facilities for the production, generation, transmission or distribution of gas, electricity or steam for the production of light, heat or power to the public for consumption. The Pennsylvania Public Utility Law does not specifically address the utility status of entities selling electricity at wholesale within Pennsylvania. Because EME Homer City sells electricity exclusively in the wholesale market and does not hold itself out to the public generally as a supplier of utility service, EME Homer City is not likely to be regulated as a public utility under the Pennsylvania Public Utility Law. If, however, EME Homer City were deemed to be a Pennsylvania public utility, the Pennsylvania Public Utility Commission could retroactively apply several provisions of the Pennsylvania Public Utility

Law to EME Homer City. One of those provisions requires every public utility to obtain a certificate of public convenience and necessity from the Pennsylvania Public Utility Commission prior to rendering service as a public utility. If the Pennsylvania Public Utility Commission were to require EME Homer City to obtain a certificate of public convenience and necessity, EME Homer City might be required to discontinue operation of its units pending application for, and receipt of, this certificate. Another provision requires every public utility to obtain Pennsylvania Public Utility Commission approval before it issues or guarantees securities. If EME Homer City were found to be a public utility, its failure to have obtained this approval could call into question the validity of its obligations under the documents entered into in connection with the sale-leaseback. In addition, EME Homer City would then be subject to other laws and regulations applicable to Pennsylvania public utilities, except for rate regulation. EME Homer City's rates would remain subject to the jurisdiction of the FERC.

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

       The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity by, among other things, expanding the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing qualifying facilities under PURPA, power marketers and those qualifying as exempt wholesale generators under PUHCA 1935, such as EME Homer City, to more effectively compete in the wholesale market. See "—Regulatory Matters—U.S. Federal Energy Regulation" for further detail on legislative developments.

       In 1996, the FERC issued Order No. 888, also known as the Open Access Rules, which required utilities to offer eligible wholesale transmission customers open access on utility transmission lines on a comparable basis to the utilities' own use of the lines and directed jurisdictional public utilities that control a substantial portion of the nation's electric transmission networks to file uniform, non-discriminatory open access tariffs containing the terms and conditions under which they would provide such open access transmission service. The FERC subsequently issued Order Nos. 888-A, 888-B and 888-C to clarify the terms that jurisdictional transmitting utilities are required to include in their open access transmission tariffs, and also issued Order No. 889, which required those transmitting utilities to abide by specified standards of conduct when using their own transmission systems to make wholesale sales of power, and to post specified transmission information, including information about transmission requests and availability, on a publicly available computer bulletin board.

       On September 16, 2005, the FERC issued a Notice of Inquiry, inviting comments on (1) whether reforms are needed to the Order No. 888 pro forma open access transmission tariff and the open access transmission tariffs of public utilities to ensure that services thereunder are just, reasonable and not unduly discriminatory or preferential; (2) the implementation of the newly established section 211A of the Federal Power Act concerning the provision of open access transmission service by unregulated transmitting utilities; and (3) section 1233 of EPAct 2005, which defines the native load service obligation.

Environmental Matters and Regulations

       See the discussion on environmental matters and regulations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations."

Employees

       At December 31, 2005, EME Homer City employed 257 employees, approximately 190 of whom are covered by a collective bargaining agreement governing wages, benefits and working conditions. This collective bargaining agreement expires on December 31, 2006.

ITEM 1A.    RISK FACTORS

EME Homer City's ability to make payments of lease rent under the facility leases is subject to market risks related to wholesale energy prices.

       EME Homer City's ability to make payments of lease rent on the facility leases is dependent on revenues generated by the Homer City facilities, which depend on the facilities' performance level and on market conditions for the sale of capacity and energy.

       The Homer City facilities derive revenues from the sale of energy and capacity into PJM and NYISO and from bilateral contracts with power marketers and load serving entities within PJM, NYISO and the surrounding markets. Participants in PJM and NYISO are not guaranteed any specified rate of return on their capital investments through recovery of mandated rates payable by purchasers of electricity. Therefore, with the exception of nominal revenue, EME Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity and ancillary services. The factors that influence the market prices for these products in PJM and NYISO include:

•
prevailing market prices for coal, natural gas and fuel oil, and associated transportation;

•
the cost and availability of emission credits or allowances;

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities or technologies that may be able to produce electricity at a lower cost than the Homer City facilities and/or increased access by competitors to EME Homer City's markets as a result of transmission upgrades;

•
transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•
the market structure rules established for, and regulatory developments affecting, PJM and NYISO, including any price limitations and other mechanisms adopted to address volatility or illiquidity in these markets or the physical stability of the system;

•
the availability, reliability and operation of competing power generation facilities, including nuclear generating plants where applicable, and the extended operation of such facilities beyond their presently expected dates of decommissioning;

•
weather conditions prevailing in PJM and NYISO from time to time; and

•
changes in the demand for electricity or in patterns of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

       In addition, unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, the wholesale power markets are subject to significant and unpredictable price fluctuations over relatively short periods of time.

       There is no assurance that EME Homer City will be successful in selling power into its markets or that the prices received for its power will generate positive cash flow. If EME Homer City's operations do not meet these objectives, it may not be able to generate enough cash to service its own debt and lease obligations, which could have a material adverse effect on EME Homer City. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

EME Homer City's financial results can be affected by changes in fuel prices, fuel transportation cost increases, and interruptions in fuel supply.

       EME Homer City's business is subject to changes in fuel costs, which may negatively affect its financial results and financial position by increasing the cost of producing power. The fuel markets can be volatile, and actual fuel prices can differ from EME Homer City's expectations.

       Although EME Homer City attempts to purchase fuel based on its known fuel requirements, it is still subject to the risks of supply interruptions, transportation cost increases, and fuel price volatility. In addition, fuel deliveries may not exactly match energy sales, due in part to the need to purchase fuel inventories in advance for reliability and dispatch requirements. The price at which EME Homer City can sell its energy may not rise or fall at the same rate as a corresponding rise or fall in fuel costs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk."

EME Homer City may not be able to hedge market risks effectively.

       EME Homer City is exposed to market risks through its ownership and operation of the Homer City facilities. These market risks include, among others, volatility arising from the timing differences associated with buying fuel, converting fuel into energy and delivering energy to a buyer. Through EMMT, EME Homer City uses forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity and fuel prices. These activities, although intended to mitigate EME Homer City's exposure, expose EME Homer City to other risks.

       The effectiveness of EME Homer City's hedging activities may depend on the amount of working capital available to post as collateral in support of these transactions, either in support of performance guarantees or as a cash margin. The amount of credit support that must be provided typically is based on the difference between the price of the commodity in a given contract and the market price of the commodity. Significant movements in market prices can result in a requirement to provide cash collateral and letters of credit in very large amounts. Without adequate liquidity to meet margin and collateral requirements, EME Homer City could be exposed to the following:

•
a reduction in the number of counterparties willing to enter into bilateral contracts, which would result in increased reliance on short-term and spot markets instead of bilateral contracts, increasing EME Homer City's exposure to market volatility; and

•
a failure to meet a margining requirement, which could permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract.

       As a result of these and other factors, EME Homer City cannot predict with precision the effect that risk management decisions may have on its businesses, operating results or financial position.

EME Homer City is exposed to credit and performance risk from third parties under supply and transportation contracts.

       The Homer City facilities rely on contracts for the supply and transportation of fuel and other services required for their operation. EME Homer City's operations are exposed to the risk that counterparties will not perform their obligations. If a counterparty failed to perform under a contract, EME Homer City would need to obtain alternate suppliers for its requirements of fuel or other services, which could result in higher costs or disruptions in its operations. Furthermore, EME Homer City is exposed to credit risk because damages related to a breach of contract may not be recoverable. Accordingly, the failure of a supplier to fulfill its contractual obligations could have a material adverse effect on EME Homer City's financial results.

EME Homer City is subject to extensive energy industry regulation.

       EME Homer City's operations are subject to extensive regulation by governmental agencies. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the development and construction of generation facilities, the ownership and operations of generation facilities, and access to transmission. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants such as the Homer City facilities. Generation facilities are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project. See "Item 1. Business—Regulation Matters."

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

EME Homer City is subject to extensive environmental regulation and permitting requirements that may involve significant and increasing costs.

       EME Homer City's operations are subject to extensive environmental regulation. EME Homer City is required to obtain and comply with conditions established by licenses, permits and other approvals in order to construct, operate or modify its facilities. Failure to comply with these requirements could subject EME Homer City to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail EME Homer City's operations. EME Homer City may also be exposed to risks arising from past, current or future contamination at its facilities or with respect to off-site waste disposal sites that have been used in its operations.

       EME Homer City devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with environmental regulatory requirements. EME Homer City believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, the current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. Future environmental laws and regulations, and future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which EME Homer City conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that its business, financial condition and results of operations would not be materially adversely affected.

       Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect EME Homer City's plants. Also, coal plant emissions of nitrogen oxides and sulfur oxides, mercury and particulates are subject to increased controls and mitigation expenses. Additionally, the State of Pennsylvania is contemplating air pollution control regulations which may be more stringent than existing and proposed federal regulations. Changing environmental regulations could require EME Homer City to purchase additional emission allowances or install additional pollution control technology, and could make some units uneconomical to maintain or operate. If EME Homer City cannot comply with all applicable regulations, it could be required to retire or suspend operations at its facilities, or restrict or modify the operations of its facilities, and its business, results of operations and financial condition could be adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations."

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

Competition could adversely affect EME Homer City's business.

       The independent power industry is characterized by numerous capable competitors, some of whom may have more extensive operating experience in the acquisition and development of power projects, larger staffs, and greater financial resources than EME Homer City does. Further, in recent years some power markets, including PJM and NYISO, have been characterized by strong and increasing competition as a result of regulatory changes and other factors which can contribute to a reduction in market prices for power from time to time. These regulatory and other changes may increase competitive pressures in these markets.

       Newer plants owned by EME Homer City's competitors are often more efficient than the Homer City facilities. This may put the Homer City facilities at a competitive disadvantage to the extent that its competitors are able to produce more power from each increment of fuel than the Homer City facilities are capable of producing.

       Several participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. This could affect EME Homer City's ability to compete effectively in the markets in which those entities operate.

Restrictions in the participation agreements and facility leases limit or prohibit EME Homer City from entering into some transactions that it otherwise might enter into.

       Under the participation agreements entered into as part of the sale-leaseback transaction, EME Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, EME Homer City's liquidity is substantially based on its ability to generate cash flow from operations. If EME Homer City is unable to generate cash flow from operations necessary to meet its obligations, EME Homer City will have limited ability to obtain additional capital on attractive terms and conditions, unless its partners provide funding, which they are under no legal obligation to do.

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

Restrictions in the financing documents binding on EME Homer City and its affiliates limit the ability of EME Homer City to enter into specified transactions that it otherwise might enter into.

       EME and Mission Energy Holding Company have entered into debt agreements that contain restrictive covenants that are applicable to their subsidiaries, including EME Homer City. EME Homer City has not guaranteed these obligations. However, these financing documents contain restrictions on the ability of EME Homer City to enter into specified transactions or engage in specified business activities, including, in some instances, a requirement that EME obtain the approval of Mission Energy Holding

Company's board of directors. EME Homer City's sale-leaseback documents also contain financial and investment covenants. These restrictions may significantly impede the ability of EME Homer City to take advantage of business opportunities as they arise, to grow its business or compete effectively, or to develop and implement any refinancing plans in respect of its indebtedness.

       In addition, in connection with the entry by EME Homer City or its affiliates into new financings or amendments to existing financing arrangements, EME Homer City's financial and operational flexibility may be further reduced as a result of more restrictive covenants, requirements for security and other terms that are often imposed on sub-investment grade entities.

The Homer City facilities may be affected by general operating risks and hazards customary in the power generation industry. EME Homer City may not have adequate insurance to cover all these hazards.

       The operation of power generation facilities involves many operating risks, including:

•
performance below expected levels of output or efficiency;

•
interruptions in fuel supply;

•
disruptions in the transmission of electricity;

•
curtailment of operations due to transmission constraints;

•
breakdown or failure of equipment or processes;

•
employee work force factors, including strikes, work stoppages or labor disputes;

•
imposition of new regulatory, permitting, or environmental requirements, or violations of existing requirements;

•
operator error; and

•
catastrophic events such as terrorist activities, fires, tornadoes, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities or the transmission and distribution infrastructure over which power is transported.

       These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of or damage to the environment, and suspension of operations. The occurrence of one or more of the events listed above could decrease or eliminate revenues generated by the Homer City facilities or significantly increase the costs of operating them, and could also result in EME Homer City's being named as a defendant in lawsuits asserting claims for substantial damages, potentially including environmental cleanup costs, personal injury, property damage, fines and penalties. Equipment and plant warranties and insurance may not be sufficient or effective under all circumstances to cover lost revenues or increased expenses. A decrease or elimination in revenues generated by the facilities or an increase in the costs of operating them could decrease or eliminate funds available to make lease rent payments and could have a material adverse effect on EME Homer City.

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

       Due to the current market environment, the minimum insurance coverage specified under the EME Homer City sale-leaseback documents is not commercially available at reasonable prices. EME Homer

City has obtained a waiver under the participation agreements that permits it to maintain its current insurance coverage through June 1, 2006. Failure to maintain insurance pursuant to the sale-leaseback documents, absent a waiver, could result in an event of default under the documents, which could have a material adverse effect on EME Homer City. For more information on the insurance maintained by EME Homer City, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies."

ITEM 1B.    UNRESOLVED STAFF COMMENTS

       Inapplicable.

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

       EME Homer City has granted Mountain V Oil & Gas Inc. the right to operate and produce gas from existing wells located on the site, provided that gas is found in paying quantities. EME Homer City receives 16% of the market value of the gas at the wellhead as royalties and also has the right to receive 250,000 cubic feet of gas at no charge from each well per annum. Mountain V currently purchases gas from EME Homer City at market value at the wellhead.

       EME Homer City has entered into an agreement with Robindale Energy Services, Inc. pursuant to which Robindale will have the right to reclaim fine coal refuse generated by EME Homer City and to access certain coal refuse piles located on the site. Robindale will pay EME Homer City a fee per ton of coal waste material removed from the site. In connection with Robindale's activities at the site, Robindale has requested required permits from the Pennsylvania Department of Environmental Protection. Robindale plans to reclaim the coal refuse after receipt of the required permits, which could take several years.

ITEM 3.    LEGAL PROCEEDINGS

       No material legal proceedings are presently pending against EME Homer City.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Inapplicable.

Pursuant to Form 10-K's General Instruction G(3), the following information is included as an additional item in Part I of this annual report:

EXECUTIVE OFFICERS OF THE REGISTRANT

       Listed below are the current executive officers of Mission Energy Westside, Inc., the general partner of EME Homer City, and their ages and positions as of December 31, 2005.

Name, Position and Age	Position Held Continuously Since	Term Expires
Guy F. Gorney, 51 President	2005	2006
W. James Scilacci, 50 Vice President	2005	2006
John P. Finneran, Jr., 46 Vice President	2000	2006
Deborah A. Golden(1), 51 Vice President and General Counsel	2004	2006

(1)
Ms. Golden resigned as vice president and general counsel of Mission Energy Westside, effective January 6, 2006.

Business Experience

       Set forth below are the principal occupations and business activities of the executive officers of Mission Energy Westside for the past five years, in addition to their positions indicated above.

       Mr. Gorney has been vice president of Edison Mission Energy since August 2000, and president of Midwest Generation EME, LLC since June 2005. Mr. Gorney was vice president of Operations, Maintenance & Fuels for the Americas Region from January 2002 to January 2005, vice president of Operations Planning from August 2000 to January 2002 and regional vice president of Operations Planning from December 1999 to August 2000.

       Mr. Scilacci has been vice president of Midwest Generation EME, LLC since April 2005 and senior vice president and chief financial officer of Edison Mission Energy since March 2005. Mr. Scilacci was senior vice president and chief financial officer of Southern California Edison Company from January 2003 to March 2005 and vice president and chief financial officer of Southern California Edison Company from January 2000 to December 2002.

       Mr. Finneran has been vice president of Business Management for Edison Mission Energy since April 2005. Mr. Finneran was vice president of Edison Mission Energy and vice president Finance, Americas from July 2002 to April 2005. Mr. Finneran was vice president of Edison Mission Energy and regional vice president of Finance, Americas Region from September 1999 to July 2002.

       Ms. Golden was vice president of Edison Mission Energy and vice president and general counsel of Midwest Generation EME, LLC from August 2004 to January 2006. Prior to joining Edison Mission Energy, Ms. Golden served as deputy general counsel to the governor of Illinois from January 2003 until July 2004, and served as assistant general counsel, State Regulatory Legal Affairs for SBC from 1999 to 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       All the partners' equity of EME Homer City is, as of the date hereof, owned by Mission Energy Westside Inc. and Chestnut Ridge Energy Company. There is no market for EME Homer City's partnership interests.

       Dividends will be paid when declared by EME Homer City's general partner. No cash dividends were paid by EME Homer City during 2005 or 2004.

ITEM 6.    SELECTED FINANCIAL DATA

       The selected financial data was derived from EME Homer City's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this annual report.

	Years Ended December 31,
	2005	2004	2003	2002	2001(1)
	(in thousands)
INCOME STATEMENT DATA
Operating revenues	$591,638	$497,195	$531,103	$387,490	$494,008
Operating expenses	463,520	367,433	342,949	300,894	304,443

Operating income	128,118	129,762	188,154	86,596	189,565
Interest and other income (loss)	3,660	1,181	1,437	2,356	(412)
Gain on early extinguishment of debt	—	—	—	—	10,094
Interest expense	(146,899)	(150,867)	(156,893)	(169,560)	(139,038)

Income (loss) before income taxes	(15,121)	(19,924)	32,698	(80,608)	60,209
Provision (benefit) for income taxes	(4,015)	(7,886)	18,451	(34,912)	26,240

Income (loss) before accounting change	(11,106)	(12,038)	14,247	(45,696)	33,969
Cumulative effect of change in accounting, net of tax	—	—	(958)	—	—

Net income (loss)	$(11,106)	$(12,038)	$13,289	$(45,696)	$33,969

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

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
BALANCE SHEET DATA
Assets	$2,261,242	$2,158,962	$2,186,287	$2,248,461	$2,336,648
Current liabilities	488,144	236,491	202,305	203,117	114,074
Long-term debt to affiliates	438,840	475,853	498,104	554,299	605,591
Lease financing	1,309,720	1,356,720	1,397,361	1,426,961	1,498,697
Other long-term obligations	89,823	31,880	33,928	19,258	25,502
Partners' equity	(65,289)	58,018	54,589	44,826	92,784
	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
CASH FLOW DATA
Cash provided by (used in) operating activities	$76,756	$68,267	$105,957	$94,045	$(17,211)
Cash provided by (used in) financing activities	(79,180)	(59,656)	(83,820)	(99,543)	(531,735)
Cash provided by (used in) investing activities	(11,574)	(26,340)	10,664	26,171	568,331

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME Homer City's current expectations and projections about future events based on EME Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME Homer City that is incorporated in this MD&A, or that refers to or incorporates this MD&A, may also contain forward-looking statements. In this MD&A and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Item 1. Business—Forward-Looking Statements" and "Item 1A. Risk Factors" for a discussion of some of the risks, uncertainties and other important factors that could cause results to differ, or otherwise could impact EME Homer City. Additional information about the risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire annual report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business. Forward-looking statements speak only as of the date they are made, and EME Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME Homer City with the Securities and Exchange Commission.

       This MD&A presents a discussion of EME Homer City's financial results and analysis of its financial condition. It is presented in five sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING ESTIMATES

Management's Overview

Introduction

       EME Homer City is a Pennsylvania limited partnership, formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 MW. EME Homer City does not have any plans to purchase or develop new power plants at this time. In December 2001, EME Homer City completed a sale-leaseback transaction of the Homer City facilities to third-party lessors. The sale-leaseback transaction is accounted for as a lease financing for financial reporting purposes.

       The Homer City facilities are located in the control area managed by PJM. For further discussion, see "Item 1. Business—Description of the Industry—Power Markets."

       The energy and capacity from the Homer City facilities are sold under terms, including price and quantity, negotiated by EMMT, on behalf of EME Homer City, to customers through a combination of bilateral agreements, forward energy sales and spot market sales. See "Market Risk Exposures" for further discussion of forward market prices.

Overview of EME Homer City's Operating Performance

       EME Homer City's net income (loss) was ($11.1) million, ($12.0) million and $13.3 million in 2005, 2004 and 2003, respectively. The 2005 decrease of loss was primarily attributable to:

•
An increase in the average energy price earned by EME Homer City to $46.29/MWh in 2005 as compared to $36.20/MWh in 2004 and $34.02/MWh in 2003. The increase in average energy prices in 2005, as compared to 2004 and 2003, was driven primarily by higher natural gas and oil prices. See "Market Risk Exposures—Commodity Price Risk" for additional information.

       Offset by:

•
An increase in the cost of SO2 emission allowances to $81.3 million in 2005 as compared to $42.2 million in 2004 and $17.9 million in 2003. The price of emission allowances, particularly sulfur dioxide (SO2) allowances issued through the Acid Rain Program of the United States Environmental Protection Agency (US EPA), has increased substantially. The average price of purchased SO2 allowances increased to $1,219 per ton in 2005 compared to $435 per ton in 2004 and $204 per ton in 2003. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for additional information.

•
An increase in coal costs driven by an increase in Northern Appalachian coal prices which has been attributed to greater demand from domestic power producers and increased international shipments of coal to Asia. See "Market Risk Exposures—Commodity Price Risk—Coal Price and Transportation Risk" for additional information.

Critical Accounting Estimates

Introduction

       The accounting policies described below are viewed by management as "critical" because their correct application requires the use of material judgments and estimates, and they have a material impact on EME Homer City's results of operations and financial position.

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

       Management's judgment is required to determine if a transaction meets the definition of a derivative and, if it does, whether the normal sales and purchases exception applies or whether individual transactions qualify for hedge accounting treatment. Determining the fair value of derivatives under SFAS No. 133 is a critical accounting estimate because the fair value of a derivative is susceptible to significant change resulting from a number of factors, including: volatility of energy prices, credits risks, market liquidity and discount rates. See "Market Risk Exposures" for a description of risk management activities and sensitivities to change in market prices.

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

       The assessment of impairment is a critical accounting estimate because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (3) if an impairment exists, the fair value of the asset or asset group. Factors that EME Homer City considers important, which could trigger an impairment, include operating losses, projected future operating losses, the financial condition of counterparties or significant negative industry or economic trends. The expected future undiscounted cash flow from the Homer City facilities is a critical accounting estimate because: (1) estimating future prices of energy and capacity in wholesale energy markets is susceptible to significant change, and (2) the period of the forecast is over an extended period of time due to the estimated remaining useful life of 29.67 years for the Homer City facilities, and (3) the impact of an impairment on EME Homer City's financial position and results of operations would be material. At December 31, 2005, the expected undiscounted future cash flow from long-lived assets exceeded the carrying value of those assets.

Income Taxes

       Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), requires the asset and liability approach for financial accounting and reporting for deferred income taxes. EME Homer City uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 8. Income Taxes" for additional details.

       As part of the process of preparing its financial statements, EME Homer City is required to estimate its income taxes in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within EME Homer City's balance sheet. At December 31, 2005, EME Homer City had net federal and state deferred tax assets of $150.2 million. In assessing the realization of

EME Homer City's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of EME Homer City's deferred income tax assets depends upon its ability to generate taxable income in the future or utilize losses through a reduction in the loan with Edison Mission Finance. On a quarterly basis, management evaluates the recoverability of its deferred tax assets to ensure there is adequate support for the realization of the deferred tax assets. In the event management were to determine that EME Homer City would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made.

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

	Years Ended December 31,
	2005	2004	2003
Operating Revenues (in millions)
Energy revenues	$632	$486	$491
Capacity revenues	18	28	30
Gain (loss) from price risk management	(58)	(17)	10

Total operating revenues	$592	$497	$531

Statistics
Generation (in GWh)	13,637	13,292	14,403
Equivalent availability(1)	85.2%	85.1%	88.7%
Forced outage rate(2)	4.8%	5.3%	5.1%
Average energy price/MWh	$46.29	$36.20	$34.02
Average fuel costs/MWh	$21.08	$16.15	$13.79

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

Operating Revenues

       Operating revenues increased $94.4 million in 2005 compared to 2004, and decreased $33.9 million in 2004 compared to 2003. The 2005 increase was primarily due to higher average energy prices partially offset by lower capacity payments and increased losses related to price risk management activities (explained below). The 2004 decrease was primarily due to increased losses related to price risk management activities. Also contributing to the 2004 decrease were lower energy revenues due to lower generation and availability which was mostly offset by increased average energy prices. Lower generation in 2004 was caused by temporary interruption of coal deliveries under contracts with four fuel suppliers to EME Homer City. As a result of these interruptions, EME Homer City reduced generation during off-peak periods when power prices were lower and purchased coal from alternative suppliers at spot prices which were substantially higher than the contract prices from these four fuel suppliers. In addition, EME Homer City had an unplanned outage at Unit 1 in February 2004.

       The average energy price earned by EME Homer City in 2005 and 2004 was $46.29/MWh and $36.20/MWh, respectively, compared to the average real-time market price at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system) for the same periods of $54.80/MWh and $40.79/MWh, respectively. EME Homer City's average energy price was lower than the average real-time market price due to: (1) hedge contracts having been entered into in prior periods when market prices were lower, and (2) an increase in the differential in market prices at the PJM West Hub (the settlement point under forward contracts) versus the Homer City busbar. The increase in the differential is referred to as a widening of the basis between these PJM locations. EME Homer City hedges its energy price risk at PJM West Hub and retains the risk that the basis between PJM West Hub and Homer City widens. See "Market Risk Exposures—Commodity Price Risk—Basis Risk."

       Losses from price risk management increased $42.0 million in 2005 compared to 2004, and increased $27.1 million in 2004 compared to 2003. The 2005 and 2004 increases were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $(62.6) million, $(13.6) million and $11.0 million in 2005, 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective losses were primarily attributable to an increase in the difference between energy prices at the PJM West Hub and the energy prices at the Homer City busbar. Included in the 2005 ineffective losses was $44.4 million related to the 2006 and 2007 hedge contracts. Partially offsetting the ineffective losses were gains in 2005 primarily related to futures contracts that did not qualify for hedge accounting under SFAS No. 133. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

       Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally higher during the third quarter of each year. However, as a result of recent increases in market prices for power, driven in part by higher natural gas and oil prices, this historical trend may not be applicable to quarterly revenue in the future.

Operating Expenses

       Operating expenses increased $96.1 million in 2005 compared to 2004, and increased $24.5 million in 2004 compared to 2003. Operating expenses consisted of expenses for fuel, sale of emission allowances, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Fuel expenses increased $72.8 million in 2005 compared to 2004, and increased $16.1 million in 2004 compared to 2003. The 2005 increase was due to an increase in the market price of SO2 emission allowances and an increase in coal costs due to higher coal prices. The 2004 increase was due to an increase in the market price of SO2 emission allowances. The cost of SO2 emission allowances was $81.3 million, $42.2 million, and $17.9 million in 2005, 2004 and 2003, respectively. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

       Sale of emission allowances income was $4.9 million, none, and $5.9 million during 2005, 2004 and 2003, respectively. EME Homer City sold excess nitrogen oxide (NOx) emission allowances to affiliates and third parties in 2005 and 2003.

       Plant operations costs increased $23.8 million in 2005 compared to 2004, and increased $5.5 million in 2004 compared to 2003. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The 2005 increase in plant operations costs is primarily due to higher planned equipment maintenance costs and the cost of replacing the catalyst for the pollution control equipment in 2005. Planned maintenance expenses will vary year to year based on the scheduled cycle times of equipment. The 2004 increase is primarily due to higher security costs due to an increase in security personnel and higher maintenance costs largely due to a February outage. Partially offsetting this increase were lower insurance premiums.

       Depreciation and amortization were $63.4 million, $63.0 million and $63.0 million during 2005, 2004 and 2003, respectively. As a result of the sale-leaseback in December 2001, depreciation and amortization consists primarily of EME Homer City's leasehold interest, which is being depreciated over the minimum term of the leases of 33.67 years.

       Administrative and general expenses were $5.5 million, $1.8 million and $4.8 million during 2005, 2004 and 2003, respectively. The 2005 increase is due to higher shared management and administrative costs from an affiliate of EME, Midwest Generation EME, LLC, and a change in estimate of Pennsylvania capital taxes which lowered 2004 expenses.

Other Income (Expense)

       Interest expense was $146.9 million, $150.9 million and $156.9 million during 2005, 2004 and 2003, respectively. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also includes interest of $37.1 million, $38.2 million and $41.6 million during 2005, 2004 and 2003, respectively, from EME Homer City's subordinated revolving loan agreements with Edison Mission Finance.

       Interest and other income was $3.6 million, $1.3 million and $1.4 million during 2005, 2004 and 2003, respectively. Interest and other income (expense) primarily relates to interest earned on cash and cash equivalents offset by fees paid to EME Homer City's marketing affiliate. The 2005 increase is due to higher interest earned on temporary cash investments.

Provision (Benefit) for Income Taxes

       EME Homer City had effective income tax provision (benefit) rates of (26.6)%, (39.6)% and 56.4% in 2005, 2004 and 2003, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes.

Cumulative Effect of Change in Accounting Principle

Statement of Financial Accounting Standards No. 143

       Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, EME Homer City recorded a $958,000, after tax, decrease to net income as the cumulative effect of the adoption of SFAS No. 143.

Related Party Transactions

EMMT Agreements

       EME Homer City has entered into a master purchase, sale and services agreement with EMMT pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) electric energy and capacity; (ii) fuel oil; and (iii) emission allowances.

       EME Homer City compensates EMMT in accordance with the following table with respect to these transactions and reimburses EMMT for brokers fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Energy and/or capacity	$.02/MWh ($.02/MW-day for capacity)
Fuel oil	$.05/bbl
Emission allowances	$.25/SO2 allowance; and $25/NOx allowance

       The net fees earned by EMMT were $0.6 million, $0.7 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Beginning in the fourth quarter of 2002, EME Homer City received accelerated payments under its agreement with EMMT, whereby EMMT paid EME Homer City in the same month that power generation was delivered and prepaid a portion of the following month's expected power generation. Beginning in the second quarter of 2003, EMMT began prepaying in full for the following month's expected power generation. As a result of the accelerated payments, EME Homer City had payables due to EMMT of $90.1 million and $66.5 million at December 31, 2005 and 2004, respectively.

       EME Homer City entered into several transactions through EMMT for the purchase or sale of SO2 and NOx allowances from or to other EME affiliates. All transactions were completed at market price on the date of the transaction. Net consideration paid by EME Homer City was $80.0 million, $43.9 million and $10.3 million during 2005, 2004 and 2003, respectively.

       During 2003, EMMT entered into agreements using the capacity of the Homer City facilities to participate in auction revenue rights awarded through PJM to load serving entities. The auction revenue rights were applicable to the period from June 1, 2003 through May 31, 2004, and the benefits of the agreements were passed on to EME Homer City. EME Homer City's share of auction revenue rights of $16.5 million was paid by May 31, 2004. Revenue related to the auction revenue rights was recognized on a straight-line basis over the period of the agreements.

Fuel Services Agreements

       EME Homer City has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, EME Homer City pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the three years ended December 31, 2005, 2004 and 2003 was $0.4 million, $0.4 million and $0.3 million, respectively.

Affiliate Financing

       EME Homer City obtained financing from Edison Mission Finance Co., in connection with its acquisition of the Homer City facilities, in the form of a subordinated revolving loan. The subordinated revolving loan matures in 2014, with no scheduled repayment prior to its maturity. This loan is subordinated to EME Homer City's lease rent obligations, with interest and principal payments subject to limitations based on EME Homer City's ability to make distributions under the sale-leaseback agreements. On December 8, 2003, EME Homer City amended and restated the subordinated revolving loan agreement and issued a note evidencing its repayment obligations under the loan agreement. The amended and restated subordinated revolving loan agreement had no effect on the financial terms of the agreement.

Tax-Allocation Agreements

       EME Homer City is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its indirect parent, Edison Mission Holdings Co. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, EME Homer City will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures in effect since EME Homer City's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which EME Homer City uses the long term state tax apportionment factors of the Edison International group. Also, while EME Homer City is generally subject to separate return limitations for net losses, under the tax-allocation agreement EME Homer City is permitted to transfer to Edison Mission Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in its intercompany account balances (including the subordinated revolving loan). EME Homer City also files a separate state income tax return in Pennsylvania.

       Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $50.6 million and $25.9 million at December 31, 2005 and 2004, respectively.

Services Agreements with EME and Edison International

       Certain administrative services such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs, payroll funding and other services totaling $31.9 million, $30.1 million and $30.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. EME Homer City had a net receivable of $0.3 million at December 31, 2005 and a net payable of $1.4 million at December 31, 2004 due from/to Edison International related to these programs.

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

Contribution of Services by Midwest Generation EME, LLC

       Midwest Generation EME, LLC is a subsidiary of EME that provided executive management, legal, human resources, accounting and other administrative services in Chicago on EME Homer City's behalf without charge through March 2004. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of EME Homer City's financial results, although EME Homer City does not have a cash obligation to pay for these activities. The cost of these services, after tax, was $0.4 million and $1.9 million for the first quarter of 2004 and the year ended December 31, 2003, respectively. EME Homer City has reflected these activities as a non-cash contribution of services by its parent in the accompanying financial statements. In April 2004, EME Homer City and Midwest Generation EME entered into a new management and administration agreement pursuant to which Midwest Generation EME began charging EME Homer City for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2005 and 2004 were $2.9 million and $1.4 million, respectively. EME Homer City had a payable of $0.2 million at each of December 31, 2005 and 2004, due to Midwest Generation EME related to this agreement.

New Accounting Pronouncements

       In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred beginning in the first quarter of 2006. EME Homer City does not expect the adoption of this standard to have a material impact on EME Homer City's financial statements.

       In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations" (AROs), an interpretation of SFAS 143. This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. This interpretation became effective as of December 31, 2005 for EME Homer City. The adoption of this interpretation had no impact on EME Homer City's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

Cash Flow

       At December 31, 2005, EME Homer City had cash and cash equivalents of $60.2 million compared to $74.2 million at December 31, 2004. Net working capital at December 31, 2005 was $(200.9) million compared to $(58.1) million at December 31, 2004. Net working capital decreased $142.8 million primarily due to a $183.8 million increase in current net liabilities under price risk management related to electricity contracts. Net working capital also decreased due to a $23.6 million increase in pre-payments received from EMMT related to power sales and a $24.7 million increase in income taxes payable under the tax-allocation agreement.

       Net cash provided by operating activities was $76.8 million, $68.3 million and $106.0 million in 2005, 2004 and 2003, respectively. The 2005 increase in operating cash flow was primarily due to the timing of cash receipts and disbursements related to working capital items. The 2004 decrease in operating cash flow was primarily due to losses in 2004 compared to income in 2003 and the timing of cash receipts and disbursements related to working capital items.

       Net cash used in financing activities was $79.2 million, $59.7 million and $83.8 million in 2005, 2004 and 2003, respectively. The 2005 increase was primarily due to higher net payments made under the subordinated revolving loan with Edison Mission Finance and higher scheduled repayments of the lease financing, partially offset by lower net payments under the lease swap agreement. The 2004 decrease was primarily due to lower net payments made under the subordinated revolving loan with Edison Mission Finance, lower scheduled repayments of the lease financing and higher net payments under the lease swap agreement. In 2003, EME Homer City had a net paydown of debt to Edison Mission Finance, repaid a portion of its lease financing and received an advance on the lease swap agreement.

       Net cash provided by (used in) investing activities was $(11.6) million, $(26.3) million and $10.7 million in 2005, 2004 and 2003, respectively. The 2005 decrease in cash used in investing activities was primarily due to lower capital expenditures, lower deposits into restricted cash and proceeds received from the sale of excess NOx emission allowances in 2005. In 2004, EME Homer City deposited $7.1 million to restricted cash related to an environmental bond. The 2004 decrease in cash provided by investing activities was primarily due to restricted cash deposits made by EME Homer City in 2004 compared to restricted cash utilization in 2003 and the absence of proceeds from the sale of excess NOx emission allowances in 2004. In 2003, EME Homer City used approximately $37.9 million of restricted cash to meet lease obligations and received proceeds of $5.9 million from the sale of excess

NOx emission allowances. Capital expenditures were $16.3 million, $19.2 million and $33.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 capital expenditures were for selective catalytic reduction system (SCR) performance improvements and non-environmental improvements. The 2004 capital expenditures were primarily related to non-environmental improvements. The 2003 capital expenditures were primarily related to the addition of a flue gas desulfurization system on Unit 3 and SCRs on all three units.

       The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

       EME Homer City plans to spend $12.6 million, $14.0 million and $9.6 million in 2006, 2007 and 2008, respectively, for capital expenditures. In 2006 and 2007, capital expenditures of $4.9 million and $3.1 million, respectively, are planned relating to environmental projects such as SCR performance improvements on all three units. The non-environmental portion of planned expenditures will relate to upgrades to the coal handling system, ash removal improvements and various other projects. EME Homer City may also make substantial additional capital expenditures as described under "—Environmental Matters and Regulations—Federal—United States of America—Clean Air Act—Mercury Regulation."

       Under the participation agreements entered into as part of the sale-leaseback transaction, EME Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, EME Homer City's liquidity is substantially based on its ability to generate cash flow from operations. If EME Homer City is unable to generate cash flow from operations necessary to meet its obligations, EME Homer City will have limited ability to obtain additional capital on attractive terms and conditions, unless its partners provide additional funding, which they are under no legal obligation to do.

       The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2005, the senior rent service coverage ratio was 2.59 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

       EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40.0 million included in restricted cash at December 31, 2005 related to these reserve accounts.

Distributions to EME

       The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction (in millions):

	Years Ended December 31,
	2005	2004	2003
Payment of interest	$47.7	$29.1	$84.1
Payment of principal	38.3	31.9	77.2

Total payments	$86.0	$61.0	$161.3	*

*
Includes $33.7 million from additional cash on hand due to accelerated payments received from EMMT, EME Homer City's marketing affiliate.

Credit Ratings

       EME Homer City is not currently rated. EME Homer City has entered into a contract with a marketing affiliate, EMMT, for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. The credit ratings for EME and EMMT are as follows:

	Moody's Rating	S&P Rating
EME	B1	B+
EMMT	Not Rated	B+

       EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

       EME Homer City's sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with EMMT to sell forward the output of its facilities if EMMT does not have an investment grade credit rating from Standard & Poor's or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City, which is not rated, currently sells all the output from its facilities through EMMT, which has a below investment grade credit rating. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through EMMT; or (2) EMMT must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that will allow it to enter into such sales, under specified conditions, through December 31, 2006. EME Homer City continues to be in compliance with the terms of the consent; however, the consent is revocable by the sale-leaseback owner participant at any time. The sale-leaseback owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future. Revocation of the consent would not affect trades between EMMT and EME Homer City that had been entered into while the consent was still in effect. EME Homer City is permitted to sell the output of its facilities into the spot market at any time. See "Market Risk Exposures—Commodity Price Risk."

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

       The following table summarizes EME Homer City's significant contractual obligations as of December 31, 2005.

		Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt to affiliate(1)	$735.5	$—	$—	$—	$735.5
Lease financing	2,734.9	151.6	303.0	305.8	1,974.5
Lease swap agreement	(51.1)	0.6	0.3	4.9	(56.9)
Operating lease obligations(2)	1.3	0.4	0.8	0.1	—
Purchase obligations:
Capital improvements	0.9	0.9	—	—	—
Fuel supply contracts	536.2	213.8	290.2	32.2	—
Coal transportation	26.9	6.7	20.2	—
Coal cleaning agreement	26.8	5.4	10.7	10.7	—
Other contractual obligations	7.6	2.9	3.1	1.6	—
Employee benefit plan contribution(3)	1.7	1.7	—	—	—

Total Contractual Obligations	$4,020.7	$384.0	$628.3	$355.3	$2,653.1

(1)
See "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Long-Term Debt" for additional details. Table assumes long-term debt is held to maturity. Amount also includes interest payments over life of debt.

(2)
See "EME Homer City Generation L.P. Notes to Financial Statements—Note 11. Lease Commitments" for additional details.

(3)
Amount includes estimated contribution to the pension and postretirement benefits other than pensions plans. The estimated contributions beyond 2006 are not available. For more information, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Employee Benefit Plans."

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

Lease Swap Agreement

       In connection with the sale-leaseback transaction, EME Homer City has entered into a swap agreement with a bank in order to more effectively match its cash flow, which generally is higher during the summer months when energy prices are higher, with its lease payments. Beginning in April 2002 through April 2014, the bank will make a swap payment to EME Homer City in April of each year and EME Homer City will make a swap payment to the bank in October of each year. The amount of each swap payment is designed to reverse the amounts of the semi-annual payments due under the lease so that EME Homer City effectively has lower cash obligations in April and higher cash obligations in October. In April 2005, EME Homer City received a swap payment of $59.9 million, and in October 2005 EME Homer City made a swap payment of $61.0 million, resulting in a net deposit balance due from the bank of $44.3 million at December 31, 2005. EME Homer City is also required to fund one-sixth of the October swap payment each month, between April and September of each year, into a restricted cash account. The implicit interest rate, which was fixed at inception of the swap agreement, is based on LIBOR during periods that EME Homer City has a net deposit with the bank, and LIBOR plus 5% during periods that EME Homer City has a net loan with the bank.

Fuel Supply Contracts

       At December 31, 2005, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The remaining contracts' lengths range from one year to four years. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements.

Coal Transportation Agreements

       At December 31, 2005, EME Homer City had contractual commitments for the transport by rail of coal to its facilities, with remaining contract lengths that range from one year to three years. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses. Only a portion of total coal shipments are shipped by rail. Trucking remains the predominant mode of transportation for coal shipments to the Homer City facilities.

Coal Cleaning Agreement

       Effective January 1, 2006, EME Homer City entered into a coal cleaning agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. The agreement expires on December 31, 2010.

Other Contractual Obligations

       At December 31, 2005, EME Homer City had contractual commitments for the purchase of limestone, which is used for the wet scrubber flue gas desulfurization system on Unit 3, under contracts with remaining lengths from one year to four years.

Commitments

Interconnection Agreement

       EME Homer City's general partner, Mission Energy Westside, is a party to an interconnection agreement with NYSEG and Penelec to provide interconnection services necessary to interconnect the Homer City facilities with NYSEG's and Penelec's transmission systems. Unless terminated earlier in accordance with specified terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend the interconnection services (but not the expiration of the agreement) to modifications, additions or upgrades to, or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG's or Penelec's interconnection facilities or transmission systems in connection with any modification, addition or upgrade to, or repowering of the Homer City units.

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

Indemnity Provided as Part of the Acquisition of the Homer City Facilities—

       In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. Payments would be triggered under this indemnity by a claim from the sellers. EME Homer City has not recorded a liability related to this indemnity.

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

Insurance

       EME Homer City maintains insurance policies that are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1 billion. Under the terms of the participation agreements entered into as part of the sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2006.

       EME Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are consistent with the requirements of the participation agreements.

Tax Matters

       EME Homer City is, and may in the future be, under examination by tax authorities with respect to positions it takes in connection with the filing of its tax returns. Matters raised upon tax audit may involve substantial amounts, which, if resolved unfavorably, could possibly be material, though EME Homer City does not believe such an unfavorable resolution is likely to occur. EME Homer City believes it is unlikely that the resolution of any such tax audit matters will have a material adverse effect upon EME Homer City's financial condition or results of operations.

Off-Balance Sheet Transactions

       EME Homer City has no material off-balance sheet transactions.

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

Federal—United States of America

Clean Air Act

Clean Air Interstate Rule—

       On May 12, 2005, the Clean Air Interstate Rule (CAIR) was published in the Federal Register. The CAIR requires 28 eastern states and the District of Columbia to address ozone attainment issues by reducing regional nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions. The CAIR reduces the current Clean Air Act Title IV Phase II SO2 emissions allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also reduces regional NOx emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court by state, environmental and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation.

       EME Homer City expects that compliance with the CAIR and the regulations and revised state implementation plans developed as a consequence of the CAIR will result in increased capital expenditures and operating expenses. Given the uncertainty of the requirements that will need to be implemented and the options available to meet the NOx and SO2 reductions, EME Homer City at this time cannot accurately estimate the cost to meet these obligations. EME Homer City's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

Mercury Regulation—

       The Clean Air Mercury Rule (CAMR), published in the Federal Register on May 18, 2005, creates a market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual nationwide cap will be 38 tons. Emissions of mercury are to be reduced primarily by taking advantage of mercury reductions achieved by reducing SO2 and NOx emissions under the CAIR. In the second phase, which is to take effect in 2018, coal-fired power plants will be subject to a lower annual cap, which will reduce emissions nationwide to 15 tons. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the United States Environmental Protection Agency (US EPA).

       Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired power plants had to be regulated as a hazardous air pollutant pursuant to Section 112 of the federal Clean Air Act, which would have imposed technology-based standards. Litigation has been filed challenging the US EPA's rescission action and claiming that the agency should have imposed technology-based limitations on mercury emissions instead of adopting a market-based program. Litigation was also filed to challenge the CAMR. As a result of these challenges, the CAMR rules may change.

       If Pennsylvania implements the CAMR by adopting a cap-and-trade program for achieving reductions in mercury emissions, EME Homer City may have the option to purchase mercury emission allowances, to install pollution control equipment, to otherwise alter its operations to reduce mercury emissions, or to implement some combination thereof. If EME Homer City were to implement environmental control technology instead of purchasing allowances to comply with the CAMR and other Clean Air Act developments described herein, it currently estimates capital expenditures for such improvements to be approximately $350 million to $400 million in the 2006-2010 timeframe. However, because the mercury state implementation plans are not due until the fourth quarter of 2006 and such plans may not adopt the CAMR's cap-and-trade program, and because EME Homer City cannot predict the outcome of the legal challenge to the CAMR and the US EPA's decision not to regulate mercury emissions pursuant to Section 112 of the federal Clean Air Act, the full impact of this regulation currently cannot be assessed. Additional capital costs related to these regulations could be required in the future and they could be material. EME Homer City's approach to meeting these obligations will continue to be based upon an ongoing assessment of applicable legal requirements and market conditions.

National Ambient Air Quality Standards—

       Ambient air quality standards for ozone and fine particulate matter were adopted by the US EPA in July 1997. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the US EPA's revised ozone and fine particulate matter ambient air quality standards.

       The US EPA designated non-attainment areas for the 8-hour ozone standard on April 30, 2004, and for the fine particulate standard on January 5, 2005. Indiana County, the location of the Homer City facilities, is in a non-attainment area for both standards. Pennsylvania will be required to revise its state implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. Pennsylvania's revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates. Any additional obligations on the Homer City facilities to further reduce their emissions of SO2, NOx and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans. Depending upon the final standards that are adopted, EME Homer City may incur substantial costs or experience other financial impacts resulting from required capital improvements or operational changes.

       On January 17, 2006, the US EPA proposed revisions to its fine particulate standard. Under the proposal, the annual standard would remain the same but the 24-hour fine particulate standard would be significantly lowered. The US EPA is under court order to issue a final rule in December 2006. If the US EPA retains its proposed new 24-hour standard or lowers the annual standard, states may be required to impose further emission reductions beyond what would be necessary to meet the existing standards. Although EME Homer City may incur substantial costs or experience financial impacts as a result of any new standards, the uncertainties associated with this ongoing rulemaking at this time render EME Homer City unable to accurately estimate the costs to meet any such obligation. EME Homer City anticipates, however, that any such further emission reduction obligations would not be imposed until 2010 at the earliest.

Regional Haze—

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their state implementation plans to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions that are achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. States must develop implementation plans by December 2007. It is possible that sources that are subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the more stringent CAIR. However, until the state implementation plans are revised, EME Homer City cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

New Source Review Requirements—

       Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address Clean Air Act New Source Review (NSR) compliance issues at the nation's coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, in the event that modifications are made to air emissions sources at a facility. The US EPA's strategy included both the filing of a number of suits against power plant owners, and the issuance of a number of administrative notices of violation to power plant owners alleging NSR violations. EME Homer City has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at its facilities.

       In response to conflicting court decisions concerning the applicable emissions test used to determine whether an operational or physical change at an electric generating station would require the plant to install additional pollution controls, the US EPA, on October 13, 2005, proposed a change to the NSR program. The proposal put forth several options for a new emissions test based on the impact of a facility modification on a facility's maximum hourly emissions or its emissions per unit of energy produced. The existing NSR emissions test is based on the impact of a modification on a generating station's net annual emissions.

       In October 2005, the US EPA announced a revised NSR strategy to take account of recent US EPA rulemakings, such as the CAIR and regional haze rules, affecting coal-fired power plants. Under the revised strategy, while the US EPA will continue to pursue filed cases and cases in active negotiation, it intends to shift its future enforcement focus from coal-fired power plants to other sectors where compliance assurance activities have the potential to produce significant environmental benefits.

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

Federal Legislative Initiatives

       There have been a number of bills introduced in Congress that would amend the Clean Air Act to specifically target emissions of specific pollutants from electric utility generating stations. These bills would mandate reductions in emissions of NOx, SO2 and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in its current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, EME Homer City is not able to evaluate the potential impact of these proposals at this time.

Environmental Remediation

       Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs to remediate releases of hazardous substances from such facilities even where the disposal of such wastes was undertaken in compliance with applicable laws. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

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

State—Pennsylvania

Air Quality

       During 2006, the Pennsylvania Department of Environmental Protection (PADEP) is expected to begin the process of developing a state implementation plan (SIP) to implement the federal CAIR which requires reductions in NOx and SO2. This SIP is to be submitted to the US EPA by September 11, 2006. The Ozone Transport Commission, of which Pennsylvania is a member, is developing a model rule that would continue to allow SO2 and NOx emissions trading, but would impose more stringent limits on SO2 and NOx emissions and would phase in these reductions more quickly than is required by CAIR. EME Homer City does not know whether the northeast states will ultimately agree to this model rule or whether Pennsylvania will implement such a rule. Pennsylvania is also required to develop a SIP to implement the federal CAMR, which SIP is to be submitted to the US EPA by November 17, 2006. With respect to mercury, the PADEP has recently announced that it plans to issue a proposed rule that would require coal-fired power plants to reduce mercury emissions by 80% by 2010 and 90% by 2015. The proposed rule would not allow the use of emissions trading to achieve compliance. However, the proposal would apparently allow facilities to comply with the mercury regulation by installing specific pollution control technology for sulfur dioxide and nitrogen oxides and by burning 100% bituminous coal. The PADEP has begun a process to develop a Pennsylvania specific mercury regulation and it is possible that the PADEP, which submitted comments in opposition to the US EPA's cap-and-trade approach, may propose mercury emissions that do not allow the use of emissions trading to achieve compliance. EME Homer City is not able at this time to predict the final form of the SIPs or to estimate their financial impact.

Water Quality

       The discharge from the treatment plant receiving the wastewater stream from EME Homer City's Unit 3 flue gas desulfurization system has exceeded the stringent, water-quality based limits for selenium in the station's NPDES permit. As a result, EME Homer City was notified in April 2002 by PADEP that it was included in the Quarterly Noncompliance Report submitted to the US EPA. EME Homer City investigated a number of technical alternatives for maximizing the level of selenium removal in the discharge and performed various pilot studies. While some of the pilot studies improved the performance of the treatment system, the discharge still was not able to consistently meet the selenium effluent limits. EME Homer City identified additional options for achieving the selenium limits, and, with PADEP's approval, has undertaken a pilot program utilizing biological treatment. EME Homer City prepared a draft of a consent order and agreement addressing the selenium issue and presented it to PADEP for consideration in connection with the renewal of the station's NPDES permit. PADEP has included civil penalties in consent agreements related to other facilities with selenium treatment issues, but the amount of civil penalties that may be assessed against EME Homer City cannot be estimated at this time.

Climate Change

       The Kyoto Protocol on climate change officially came into effect on February 16, 2005. Under the Kyoto Protocol, the United States would have been required, by 2008-2012, to reduce its greenhouse gas emissions, such as carbon dioxide, by 7% from 1990 levels. Under the Bush administration, however, the United States has chosen not to pursue ratification of the Kyoto Protocol. Instead, the Bush administration has proposed several alternatives to mandatory reductions of greenhouse gases.

       There have been petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act. Also in 2004, several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by their alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. EME Homer City was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with the United States Court of Appeals for the Second Circuit.

       On December 20, 2005, seven northeastern states entered into a Memorandum of Understanding to create a regional initiative to establish a cap and trade greenhouse gas program for electric generators, referred to as the Regional Greenhouse Gas Initiative, or RGGI. The model RGGI rule is scheduled to be announced within the next few months. The current proposal is to commence the program in 2009 by setting a cap (for the 2009 to 2015 period) on allowances based on carbon dioxide emissions from 2000 to 2004 and reducing emissions by 10% between 2015 and 2020. The Memorandum of Understanding provides that at least 25% of the state allowance allocations be set aside for public purposes, suggesting that from the commencement of the program, generators subject to the RGGI may receive allowances that are materially less than their carbon dioxide emissions. Pennsylvania is not a signatory to the RGGI, although it participated as an observer of the process. If Pennsylvania were to join the RGGI, this could have a material impact on the Homer City facilities.

       The ultimate outcome of the climate change debate could have a significant economic effect on EME Homer City. Any legal obligation that would require EME Homer City to reduce substantially its emissions of carbon dioxide would likely require extensive mitigation efforts and would raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities.

MARKET RISK EXPOSURES

Introduction

       EME Homer City's primary market risk exposures arise from fluctuations in electricity, capacity and fuel prices, emission allowances and transmission rights. EME Homer City manages these risks in part by using derivative financial instruments in accordance with established policies and procedures.

       This section discusses these market risk exposures under the following headings:

Commodity Price Risk

Overview

       EME Homer City's revenues and results of operations will depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances or credits, coal, natural gas and fuel oil, and associated transportation costs in PJM and in NYISO. Among the factors that influence future market prices for energy, capacity and ancillary services in PJM and NYISO are:

•
prevailing market prices for coal, natural gas and fuel oil, and associated transportation;

•
the cost and availability of emission credits or allowances;

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities and/or technologies that may be able to produce electricity at a lower cost than the Homer City facilities and/or increased access by competitors to EME Homer City's markets as a result of transmission upgrades;

•
transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•
the market structure rules established for, and regulatory developments affecting, PJM and NYISO, including any price limitations and other mechanisms adopted to address volatility or illiquidity in these markets or the physical stability of the system;

•
the availability, reliability and operation of competing power generation facilities, including nuclear generating plants where applicable, and the extended operation of such facilities beyond their presently expected dates of decommissioning;

•
weather conditions prevailing in surrounding areas from time to time; and

•
changes in the demand for electricity or in patterns of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

Introduction

       EME Homer City sells all its energy and capacity into wholesale power markets through EMMT, an EME subsidiary engaged in the power marketing and trading business. EMMT enters into forward contracts for EME Homer City's electric output in order to provide more predictable earnings and cash flow. When appropriate, EMMT manages the spread between electric prices and fuel prices through the use of forward contracts, swaps, futures, or options contracts. There is no assurance that contracts to hedge changes in market prices will be effective.

       EME Homer City's operations expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. In addition to prevailing market prices, EME Homer City's ability to derive profits from the sale of electricity will be affected by the cost of production, including costs incurred to comply with environmental regulations. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME Homer City's risk management policies through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

       EMMT uses "value at risk" to identify, measure, monitor and control EME Homer City's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits.

Hedging Strategy

       To reduce its exposure to market risk, EME Homer City hedges a portion of its merchant portfolio risk through EMMT. To the extent that EME Homer City does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through the use of contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange. Hedge transactions are also entered into as forward sales to utilities and power marketing companies. Credit support for hedging transactions has generally been provided by EME pursuant to intercompany arrangements between it and EMMT. See "—Credit Risk," below.

       The extent to which EME Homer City hedges its market price risk depends on several factors. First, EME Homer City evaluates over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with fluctuating spot market sales. Second, EME Homer City's ability to enter into hedging transactions depends upon its and EMMT's credit capacity and upon the forward sales markets having sufficient liquidity to enable EME Homer City to identify appropriate counterparties for hedging transactions.

Energy Price Risk

       Electric power generated at the Homer City facilities is generally sold into the PJM market. The PJM pool has a short-term market, which establishes an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

       The following table depicts the average historical market prices for energy per megawatt-hour in PJM during the past three years:

	Historical Energy Prices* 24-Hour PJM
	Homer City			West Hub
	2005	2004	2003	2005	2004	2003
January	$45.82	$51.12	$36.56	$49.53	$55.01	$43.62
February	39.40	47.19	46.13	42.05	44.22	48.31
March	47.42	39.54	46.85	49.97	39.21	54.85
April	44.27	43.01	35.35	44.55	42.82	35.93
May	43.67	44.68	32.29	43.64	48.04	32.10
June	46.63	36.72	27.26	53.72	38.05	29.10
July	54.63	40.09	36.55	66.34	43.64	40.88
August	66.39	34.76	39.27	82.83	38.59	39.74
September	66.67	40.62	28.71	76.82	41.96	29.51
October	67.93	37.37	26.96	77.56	37.78	27.47
November	59.78	35.79	29.17	62.01	36.91	29.30
December	75.03	38.59	35.89	81.97	41.83	35.92

Yearly Average	$54.80	$40.79	$35.08	$60.92	$42.34	$37.23

*
Energy prices were calculated at the Homer City busbar (delivery point) and PJM West Hub using historical hourly real-time prices provided on the PJM-ISO web-site.

       Forward market prices at the PJM West Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Homer City facilities into these markets may vary materially from the forward market prices set forth in the table below.

       The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar 2006 and 2007 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub during 2005:

	24-Hour PJM West Hub Forward Energy Prices*
	2006	2007
January 31, 2005	$46.11	$44.48
February 28, 2005	48.17	46.84
March 31, 2005	53.07	50.80
April 29, 2005	50.26	49.16
May 31, 2005	50.05	49.56
June 30, 2005	53.66	52.71
July 29, 2005	55.88	54.35
August 31, 2005	65.31	59.81
September 30, 2005	72.01	62.18
October 31, 2005	69.26	60.86
November 30, 2005	75.58	66.16
December 30, 2005	73.74	68.62

*
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

       The following table summarizes Homer City's hedge position at December 31, 2005:

	2006	2007
Megawatt hours	8,526,000	5,280,000
Average price/MWh(1)	$53.42	$67.30

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at December 31, 2005 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

       The average price/MWh for Homer City's hedge position is based on PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. See "—Basis Risk" below for a discussion of the difference.

Basis Risk

       Sales made from the Homer City facilities in the real-time or day-ahead market receive the actual spot prices at the Homer City busbar. In order to mitigate price risk from changes in spot prices at the Homer City busbar, EME Homer City may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the Homer City busbar does not exist. A liquid market does exist for a settlement point known as the PJM West Hub. EME Homer City's price risk management activities use this settlement point (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. EME Homer City's revenues with respect to such forward contracts include:

•
sales of actual generation in the amounts covered by the forward contracts with reference to PJM spot prices at the Homer City busbar, plus,

•
sales to third parties at the price under such hedging contracts at designated settlement points (generally the PJM West Hub) less the cost of power at spot prices at the same designated settlement points.

       Under the PJM market design, locational marginal pricing, which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to by EME Homer City as "basis risk." During 2005, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub (EME Homer City's primary trading hub) by an average of 10%, compared to 4% during 2004. The monthly average difference during 2005 ranged from zero to 20%, which occurred in August 2005.

       By entering into cash settled futures contracts and forward contracts using the PJM West Hub (or other similar trading hubs) as the settlement point, EME Homer City is exposed to basis risk as described above. In order to mitigate basis risk, EME Homer City has participated in purchasing financial transmission rights in PJM and may continue to do so in the future. A financial transmission right is a financial instrument that entitles the holder to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, EME Homer City's price risk management activities include using financial transmission rights alone or in combination with forward contracts to manage basis risk.

Coal Price and Transportation Risk

       The Homer City facilities use approximately 5 million to 6 million tons of coal annually, obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements with terms ranging from one year to five years. The following table summarizes the percent of expected coal requirements for the next five years that were under contract at December 31, 2005.

	2006	2007	2008	2009	2010
Percent of coal requirements under contract	101%	94%	39%	15%	0%

       EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which is purchased for the Homer City facilities, have increased considerably during 2004 and 2005. In January 2004, prices of NAPP coal (with 13,000 British Thermal units (Btu) per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) were below $40 per ton and increased to more than $60 per ton during 2004. The price of NAPP coal fluctuated between $44 per ton and $57 per ton during 2005, with the price of $45 per ton at December 30, 2005, as reported by the Energy Information Administration. The overall increase in the NAPP coal price has been largely attributed to greater demand from domestic power producers and increased international shipments of coal to Asia.

Emission Allowances Price Risk

       The federal Acid Rain Program requires electric generating stations to hold SO2 allowances and Pennsylvania regulations implemented the federal NOx SIP Call requirement. Under these programs, EME Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. As part of the acquisition of the Homer City facilities, EME Homer City obtained the rights to the emission allowances that have been or are allocated to these facilities.

       The price of emission allowances, particularly SO2 allowances issued through the federal Acid Rain Program, increased substantially during 2005 and 2004. The average price of purchased SO2 allowances increased from $204 per ton during 2003 to $435 per ton during 2004 to $1,219 per ton during 2005. The increase in the price of SO2 allowances has been attributed to reduced numbers of both allowance sellers and prior year allowances.

       Based on EME Homer City's anticipated SO2 emission allowances requirements in 2006, EME Homer City expects that a 10% change in the price of SO2 emission allowances at December 31, 2005 would increase or decrease pre-tax income in 2006 by approximately $11.5 million. See "Liquidity and Capital Resources—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions.

Derivative Financial Instruments

       The following table summarizes the fair values for outstanding financial instruments used for price risk management activities. The change in fair value of electricity contracts in 2005 as compared to 2004 is attributable to the increase in average market prices for power as compared to contracted prices at December 31, 2005, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets.

	December 31, 2005	December 31, 2004
	(in thousands)
Commodity price:
Electricity contracts	$(230,546)	$5,648

       In assessing the fair value of EME Homer City's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. A 10% change in the market price at December 31, 2005 would increase or decrease the fair value of outstanding derivative commodity price contracts by approximately $107 million. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME Homer City's commodity price risk management assets and liabilities as of December 31, 2005 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(230,546)	$(178,143)	$(52,403)	$—	$—

Credit Risk

       In conducting EME Homer City's price risk management activities, EMMT contracts with a number of utilities, energy companies and financial institutions and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME Homer City would be exposed to the risk of possible loss associated with re-contracting the contracted product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME Homer City. Further, EME Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time a counterparty defaulted.

       To manage credit risk, EMMT looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if the counterparties failed to perform pursuant to the terms of their contractual obligations. EMMT measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EMMT also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. EMMT manages the credit risk on the portfolio based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of EMMT's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

       In addition, coal for the Homer City facilities is purchased from suppliers under contracts which may be for multiple years. A number of the coal suppliers for the Homer City facilities do not currently have an investment grade credit rating and, accordingly, EME Homer City may have limited recourse to collect damages in the event of default by a supplier. EME Homer City seeks to mitigate this risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers.

       EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into the PJM pool accounted for approximately 85% of EME Homer City's operating revenues for the year ended December 31, 2005. Moody's Investor Service rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default is shared by all members based upon a predetermined formula.

       For the year ended December 31, 2005, EMMT also made sales to Cincinnati Gas & Electric Company and Constellation Power Source, Inc. that accounted for approximately 21% and 12% of EME Homer City's operating revenues, respectively.

Interest Rate Risk

       EME Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its subordinated revolving loan with Edison Mission Finance. EME Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

RECENT DEVELOPMENT

       On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed resulting in a suspension of operations at this unit. No fire occurred and there were no injuries as a result of the equipment failure. EME Homer City has secured a replacement transformer and currently expects remedial and replacement activities to be completed in a manner which will permit Unit 3 to return to service in April 2006. EME Homer City plans to adjust its previously planned outage schedules for Unit 3 and the other Homer City units in order to minimize overall outage activities over the next fifteen months. Although the unplanned outage will reduce generation and hence revenues and net income during the first quarter of 2006, because of the change in outage schedules generation for the year as a whole should not be significantly affected. In order to mitigate the effects of the outage on EME Homer City's cash flow for the first quarter of 2006, EME and EMMT have arranged with EME Homer City to advance to EME Homer City such funds, if any, as may be necessary to enable EME Homer City to meet its ongoing operating obligations during the period affected by the outage. It is anticipated that these funds, if any, will be recovered by EME and EMMT during the balance of the year.

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

Internal Control over Financial Reporting

       There were no changes in EME Homer City's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

       None.

EME HOMER CITY GENERATION L.P.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

       To the General Partner of EME Homer City Generation L.P.

       In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EME Homer City Generation L.P. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in Note 3 to the financial statements, the Partnership changed the manner in which it accounts for asset retirement costs as of January 1, 2003.

PricewaterhouseCoopers LLP
Los Angeles, California
March 6, 2006

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Operating Revenues from Marketing Affiliate
Energy revenues	$631,941	$486,031	$490,683
Capacity revenues	18,199	27,618	29,822
Gain (loss) from price risk management	(58,502)	(16,454)	10,598

Total operating revenues	591,638	497,195	531,103

Operating Expenses
Fuel	287,503	214,723	198,647
Sale of emission allowances	(4,859)	—	(5,850)
Plant operations	111,722	87,904	82,370
Depreciation and amortization	63,389	63,019	62,978
Loss on asset impairment and other charges	257	—	—
Administrative and general	5,508	1,787	4,804

Total operating expenses	463,520	367,433	342,949

Operating income	128,118	129,762	188,154

Other Income (Expense)
Interest and other income	3,636	1,287	1,374
Gain (loss) on disposal of assets	24	(106)	63
Interest expense	(146,899)	(150,867)	(156,893)

Total other expense	(143,239)	(149,686)	(155,456)

Income (loss) before income taxes and accounting change	(15,121)	(19,924)	32,698
Provision (benefit) for income taxes	(4,015)	(7,886)	18,451

Income (Loss) Before Accounting Change	(11,106)	(12,038)	14,247
Cumulative effect of change in accounting, net of tax (Note 3)	—	—	(958)

Net Income (Loss)	$(11,106)	$(12,038)	$13,289

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands)

	December 31,
	2005	2004
Assets
Current Assets
Cash and cash equivalents	$60,248	$74,246
Fuel inventory	37,351	25,093
Spare parts inventory	24,616	24,168
Deposits under lease swap agreement	44,329	42,803
Assets under price risk management	35,755	7,900
Deferred taxes	75,516	—
Other current assets	9,428	4,140

Total current assets	287,243	178,350

Property, Plant and Equipment	2,140,400	2,124,818
Less accumulated depreciation and amortization	289,472	226,540

Net property, plant and equipment	1,850,928	1,898,278

Deferred taxes	74,674	35,215
Restricted cash	47,124	47,119
Trust deposits	157	—
Long-term assets under price risk management	1,116	—

Total Assets	$2,261,242	$2,158,962

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$10,117	$3,394
Accrued liabilities	24,835	29,515
Due to affiliates	150,109	103,500
Interest payable	33,510	37,893
Interest payable to affiliates	8,679	19,297
Liabilities under price risk management	213,898	2,251
Current portion of lease financing	47,000	40,641

Total current liabilities	488,148	236,491

Long-term debt to affiliate	438,840	475,853
Lease financing, net of current portion	1,309,720	1,356,720
Benefit plans and other	36,303	31,880
Long-term liabilities under price risk management	53,520	—

Total Liabilities	2,326,531	2,100,944

Commitments and Contingencies (Notes 10 and 11)
Partners' Equity	(65,289)	58,018

Total Liabilities and Partners' Equity	$2,261,242	$2,158,962

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2002	$43,960	$866	$44,826
Net income	13,276	13	13,289
Non-cash contribution of services	1,929	2	1,931
Unrealized losses on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $14,052	(17,220)	(17)	(17,237)
Reclassification adjustment for losses included in net income, net of income tax benefit of $9,615	11,768	12	11,780

Balance at December 31, 2003	53,713	876	54,589

Net loss	(12,026)	(12)	(12,038)
Non-cash contribution of services	446	—	446
Unrealized losses on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $25,854	(31,451)	(31)	(31,482)
Reclassification adjustment for losses included in net income, net of income tax benefit of $38,135	46,457	46	46,503

Balance at December 31, 2004	57,139	879	58,018

Net loss	(11,095)	(11)	(11,106)
Unrealized losses on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $37,307	(50,456)	(51)	(50,507)
Reclassification adjustment for losses included in net income, net of income tax expense of $45,071	(61,632)	(62)	(61,694)

Balance at December 31, 2005	$(66,044)	$755	$(65,289)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Net Income (Loss)	$(11,106)	$(12,038)	$13,289
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $37,307, $25,854 and $14,052 for 2005, 2004 and 2003, respectively	(50,507)	(31,482)	(17,237)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $45,071, $(38,135) and $(9,615) for 2005, 2004 and 2003, respectively	(61,694)	46,503	11,780

Other comprehensive income (loss)	(112,201)	15,021	(5,457)

Comprehensive Income (Loss)	$(123,307)	$2,983	$7,832

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Income (loss) after accounting change, net	$(11,106)	$(12,038)	$13,289
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,389	63,019	62,978
Non-cash contribution of services	—	446	1,931
Deferred taxes	(114,974)	(7,366)	(8,313)
Loss on asset impairment and other charges	257	—	—
(Gain) loss on asset disposal	(24)	106	(63)
Gain on sale of emission allowances	(4,859)	—	(5,850)
Cumulative effect of change in accounting, net of tax	—	—	958
Decrease in due to/from affiliates	46,609	31,117	53,804
Decrease (increase) in inventory	(12,706)	(12,479)	14,634
Decrease (increase) in other assets	(5,288)	3,684	(3,313)
Increase (decrease) in accounts payable	6,723	(3,891)	3,839
Increase (decrease) in accrued liabilities	(4,680)	378	11,796
Increase (decrease) in interest payable	(15,001)	6,733	(43,986)
Increase (decrease) in other liabilities	4,423	(2,048)	10,527
Increase (decrease) in net liabilities under price risk management	123,993	606	(6,274)

Net cash provided by operating activities	76,756	68,267	105,957

Cash Flows From Financing Activities
Advances under lease swap agreement	58,618	53,065	85,783
Payments under lease swap agreement	(60,144)	(60,852)	(53,701)
Borrowings on long-term obligations from affiliates	1,324	9,620	20,966
Repayments on debt obligations from affiliates	(38,337)	(31,872)	(77,161)
Repayments of lease financing	(40,641)	(29,617)	(59,707)

Net cash used in financing activities	(79,180)	(59,656)	(83,820)

Cash Flows From Investing Activities
Proceeds from sale of assets	24	—	63
Proceeds from sale of emission allowances	4,859	—	5,850
Trust Deposits	(156)	—	—
Capital expenditures	(16,296)	(19,221)	(33,158)
Decrease (increase) in restricted cash	(5)	(7,119)	37,909

Net cash provided by (used in) investing activities	(11,574)	(26,340)	10,664

Net increase (decrease) in cash and cash equivalents	(13,998)	(17,729)	32,801
Cash and cash equivalents at beginning of period	74,246	91,975	59,174

Cash and cash equivalents at end of period	$60,248	$74,246	$91,975

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

       EME Homer City derives revenue from the sale of energy, capacity and ancillary services into PJM and NYISO and from bilateral contracts with power marketers and load serving entities within PJM. EME Homer City has entered into a contract with a marketing affiliate, EMMT, for the sale of energy, capacity and ancillary services from the Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure.

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

Management's Use of Estimates in Financial Statements

       The preparation of financial statements in conformity with generally accepted accounting principles requires EME Homer City to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

       Cash equivalents include time deposits and other investments totaling $38.4 million and $27.8 million at December 31, 2005 and 2004, respectively, with maturities of three months or less.

Inventory

       Inventory consists of spare parts, coal and fuel oil and is stated at the lower of weighted average cost or market.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives:

Plant and equipment under lease financing	33.67 years
Leasehold improvements	33.67 years
Emission allowances	33.67 years
Equipment, furniture and fixtures	3 to 7 years
Capitalized leased equipment	5 years

       As part of the acquisition of the Homer City facilities, EME Homer City acquired emission allowances under the Acid Rain Program of the United States Environmental Protection Agency. Although the emission allowances granted under this program are freely transferable, EME Homer City intends to use substantially all the emission allowances in the normal course of its business to generate electricity. Accordingly, EME Homer City has classified emission allowances expected to be used to generate power as part of property, plant and equipment.

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

Revenue Recognition

       EME Homer City records revenue and related costs as electricity is generated or services are provided unless EME Homer City is subject to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and does not qualify for the normal sales and purchases exception. EME Homer City enters into power and fuel hedging and optimization transactions under a contract with EMMT. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, EME Homer City takes title to the commodities, and assumes the risks and rewards of ownership. Therefore, EME Homer City records settlement of non-trading physical forward contracts on a gross basis. Consistent with Emerging Issues Task Force No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes," EME Homer City nets the cost of purchased power against related third-party sales in markets that use locational marginal pricing, currently PJM. Financial swap and option transactions are settled net and, accordingly, EME Homer City does not take title to the underlying commodity. Therefore, gains and losses from settlement of financial swaps and options are recorded net. Managed risks typically include commodity price risk associated with fuel purchases and power sales.

Derivative Instruments

       SFAS No. 133 as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase. EME Homer City's physical coal contracts did not qualify as derivatives under SFAS No. 133. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

       SFAS No. 133 sets forth the accounting requirements for cash flow hedges. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

Income Taxes

       EME Homer City has made an election to be taxed as a corporation for federal and California state tax purposes. EME Homer City is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its indirect parent, Edison Mission Holdings Co. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, EME Homer City will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures in effect since EME Homer City's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which EME Homer City uses the long-term state tax apportionment factors of the Edison International group. Also, while EME Homer City is generally subject to separate return limitations for net losses, under the tax-allocation agreement EME Homer City is permitted to transfer to Edison Mission Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in its intercompany account balances (including the subordinated revolving loan). EME Homer City also files a separate state income tax return in Pennsylvania. Because EME Homer City is expected to realize deferred tax assets through future taxable income or by reduction of intercompany loans, no valuation allowance has been recorded.

       Amounts included in Due to Affiliates on the balance sheet associated with this tax-allocation agreement totaled $50.6 million and $25.9 million at December 31, 2005 and 2004, respectively. EME Homer City accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 151

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-

period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred beginning in the first quarter of 2006. EME Homer City does not expect the adoption of this standard to have a material impact on EME Homer City's financial statements.

Note 3. Asset Retirement Obligations

       Effective January 1, 2003, EME Homer City adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, EME Homer City recorded a $958,000, after tax, decrease to net income as the cumulative effect of the adoption of SFAS No.143.

       In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations" (AROs), an interpretation of SFAS 143. This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. This interpretation became effective as of December 31, 2005 for EME Homer City. The adoption of this interpretation had no impact on EME Homer City's financial statements.

       EME Homer City recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

	2005	2004	2003
	(in thousands)
Beginning balance	$4,672	$4,248	$3,862
Accretion expense	468	424	386

Ending balance	$5,140	$4,672	$4,248

Note 4. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2003	$(9,872)	$(9,872)
Change for 2004	15,021	15,021

Balance at December 31, 2004	5,149	5,149
Change for 2005	(112,201)	(112,201)

Balance at December 31, 2005	$(107,052)	$(107,052)

       Unrealized losses on cash flow hedges, net of tax, at December 31, 2005, include unrealized losses on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than EME Homer City's contract prices. The increase in the unrealized losses during 2005 resulted from a combination of new hedges for 2006 and 2007 and an increase in market prices for power driven largely by higher natural gas and oil prices.

       As EME Homer City's hedged positions are realized, approximately $84.4 million, after tax, of the net unrealized losses on cash flow hedges at December 31, 2005 are expected to be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2007.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $(62.6) million, $(13.6) million and $11.0 million during the years ended December 31, 2005, 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in gains (losses) from price risk management in the income statements.

Note 5. Property, Plant and Equipment

       At December 31, 2005 and 2004, property, plant and equipment consisted of the following:

	2005	2004
	(in thousands)
Land	$7,284	$6,871
Power plant facilities	2,637	—
Plant and equipment under lease financing	1,591,192	1,591,192
Leasehold improvements	82,172	72,117
Emission allowances	438,068	438,068
Construction in progress	9,118	3,727
Equipment, furniture and fixtures	9,013	11,927
Capitalized leased equipment	916	916

	2,140,400	2,124,818
Less accumulated depreciation and amortization	289,472	226,540

Property, plant and equipment, net	$1,850,928	$1,898,278

       As a result of the sale-leaseback transaction on December 7, 2001, a majority of the generating facilities and equipment were classified as power plant and equipment under lease financing. EME Homer City recorded amortization expense related to the leased facilities of $47.3 million for each of the three years ended December 31, 2005, 2004 and 2003. Accumulated amortization related to the leased facilities was $192.2 million and $144.9 million at December 31, 2005 and 2004, respectively.

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

       EME Homer City entered into a subordinated revolving loan agreement (the "Revolver") during 1999 with Edison Mission Finance. The Revolver bears interest at a fixed rate of 8.0% on outstanding amounts and terminates on March 18, 2014. On December 8, 2003, EME Homer City amended and restated the Revolver with Edison Mission Finance and issued a note evidencing its repayment obligations under the Revolver. The amended and restated Revolver had no effect on the financial terms of the agreement. EME Homer City owed approximately $439 million and $476 million under the Revolver at December 31, 2005 and 2004, respectively. EME Homer City is restricted under the participation agreements entered into as a part of the sale-leaseback transaction from making any payments under this facility unless specified conditions are met.

       EME Homer City incurred interest costs related to its affiliate debt of $37.1 million, $38.2 million and $41.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 7. Price Risk Management Activities

Commodity Price Risk Management

       EME Homer City's risk management policy allows for the use of derivative financial instruments through EMMT to limit financial exposure from fluctuations in electricity, capacity, fuel prices, emission allowances and transmission rights for non-trading purposes. Use of these instruments exposes EME Homer City to commodity price risks, which represent the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME Homer City's risk management policies through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated. EMMT uses "value at risk" to identify, measure, monitor and control its overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits.

       The following table summarizes the carrying amounts and fair values for outstanding financial instruments used for price risk management activities. The change in fair value of electricity contracts in 2005 as compared to 2004 is attributable to the increase in average market prices for power as compared to contracted prices at December 31, 2005, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets.

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commodity price:
Electricity	$(230,546)	$(230,546)	$5,648	$5,648

Credit Risk

       In conducting price risk management activities, EMMT contracts with a number of utilities, energy companies and financial institutions and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME Homer City would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME Homer City. Further, EME Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time a counterparty defaulted.

       To manage credit risk, EMMT looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if the counterparties failed to perform pursuant to the terms of their contractual obligations. EMMT measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EMMT also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. EMMT manages the credit risk on the portfolio based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of EMMT's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

       In addition, coal for the Homer City facilities is purchased from suppliers under contracts which may be for multiple years. A number of the coal suppliers for the Homer City facilities do not currently have an investment grade credit rating and, accordingly, EME Homer City may have limited recourse to collect damages in the event of default by a supplier. EME Homer City seeks to mitigate this risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers.

       EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into the PJM pool accounted for approximately 85%, 45% and 61% of EME Homer City's operating revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Moody's Investor Service rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default is shared by all members based upon a predetermined formula.

       For the year ended December 31, 2005, EMMT also made sales to Cincinnati Gas & Electric Company and Constellation Power Source, Inc. that accounted for approximately 21% and 12% of EME Homer City's operating revenues, respectively. For the year ended December 31, 2004, approximately 35% of EME Homer City's operating revenues were from sales to BP Energy Company. For the year ended December 31, 2003, approximately 13% of EME Homer City's operating revenues were from sales to Virginia Electric & Power Company.

Note 8. Income Taxes

       Income tax expense (benefit) includes the current tax liability (benefit) from operations and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax asset were:

	Years Ended December 31,
	2005	2004
	(in thousands)
Deferred tax assets
Lease financing	$102,292	$83,724
Price risk management	97,288	(1,381)
Employee benefits	3,735	2,318
Net operating losses	412	462
Other	3,275	1,088

Total	207,002	86,211

Deferred tax liabilities
Property, plant and equipment—basis differences	56,812	50,996
Total	56,812	50,996

Deferred tax asset, net	$150,190	$35,215

Classification of accumulated deferred income taxes:
Included in current assets	$75,516	$—
Included in non-current assets	74,674	35,215

       EME Homer City has $6.3 million and $8.3 million of Pennsylvania net operating loss carryforwards at December 31, 2005 and December 31, 2004, respectively, which expire beginning in 2022 and are limited in use to $2 million per year.

       The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current
Federal	$20,643	$5,180	$12,457
State	7,532	5,381	9,870

Total current	28,175	10,561	22,327

Deferred
Federal	(26,371)	(11,254)	(4,036)
State	(5,819)	(7,193)	160

Total deferred	(32,190)	(18,447)	(3,876)

Provision (benefit) for income taxes	$(4,015)	$(7,886)	$18,451

       Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Expected provision (benefit) for federal income taxes	$(5,292)	$(6,973)	$11,444
Increase in taxes from:
State tax—net of federal benefit	1,276	227	7,007
Reversal of valuation allowance	—	(1,404)	—
Other	1	264	—

Total provision (benefit) for income taxes	$(4,015)	$(7,886)	$18,451

Effective tax (benefit) rate	(26.6)%	(39.6)%	56.4%

       EME Homer City is, and may in the future be, under examination by tax authorities with respect to positions it takes in connection with the filing of its tax returns. Matters raised upon tax audit may involve substantial amounts, which, if resolved unfavorably, could possibly be material, though EME Homer City does not believe such an unfavorable resolution is likely to occur. EME Homer City believes it is unlikely that the resolution of any such tax audit matters will have a material adverse effect upon EME Homer City's financial condition or results of operations.

Note 9. Employee Benefit Plans

       Employees of EME Homer City are eligible for various benefit plans of Edison International.

Pension Plans

       EME Homer City maintains a pension plan specifically for the benefit of its union employees. A portion of EME Homer City's non-union employees participate in the Edison International pension plan. Eligibility depends on a number of factors, including the employee's hire date. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The Edison International plan has a cash balance feature. The expected contributions (all by employer) for the plans are approximately $1.6 million for the year ended December 31, 2006. The amount is subject to change based on, among other things, the limits established for federal tax deductibility.

       EME Homer City uses a December 31 measurement date for all its plans. The fair value of plan assets is determined by market value.

       Information on plan assets and benefits obligations is shown below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$21,527	$16,472
Service cost	1,799	1,640
Interest cost	1,143	1,058
Actuarial loss (gain)	(582)	2,573
Benefits paid	(403)	(216)

Projected benefit obligation at end of year	$23,484	$21,527

Accumulated benefit obligation at end of year	$16,974	$15,029

Change in plan assets
Fair value of plan assets at beginning of year	$11,164	$8,076
Actual return on plan assets	1,246	1,091
Employer contributions	1,356	2,213
Benefits paid	(403)	(216)

Fair value of plan assets at end of year	$13,363	$11,164

Funded status	$(10,121)	$(10,363)
Unrecognized net loss	2,604	3,665

Recorded liability	$(7,517)	$(6,698)

Additional detail of amounts recognized in balance sheets:
Intangible asset	—	—
Accumulated other comprehensive income	—	—
Weighted-average assumptions at end of year:
Discount rate	5.50%	5.50%
Rate of compensation increase	5.00%	5.00%

       Components of pension expense are:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Service cost	$1,799	$1,640	$1,396
Interest cost	1,143	1,058	858
Expected return on plan assets	(888)	(678)	(503)
Net amortization and deferral	121	108	28

Total expense recognized	$2,175	$2,128	$1,779

Change in accumulated other comprehensive income	—	—	—
Weighted-average assumptions:
Discount rate	5.50%	6.00%	6.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Expected return on plan assets	7.50%	7.50%	8.50%

       Asset allocations for plans are:

		December 31,
	Target for 2006
		2005	2004
United States equity	45%	47%	47%
Non-United States equity	25%	26%	25%
Private equity	4%	2%	2%
Fixed income	26%	25%	26%

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

       The expected contributions (all by the employer) for the postretirement benefits other than pensions plan are $96,000 for the year ended December 31, 2006. This amount is subject to change based on, among other things, the Act referenced above and the impact of any benefit plan amendments.

       EME Homer City uses a December 31 measurement date for all its plans.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$17,475	$14,933
Service cost	742	631
Interest cost	1,142	956
Actuarial loss	1,593	967
Amendments	—	46
Benefits paid	(82)	(58)

Benefit obligation at end of year	$20,870	$17,475

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	82	58
Benefits paid	(82)	(58)

Fair value of plan assets at end of year	$—	$—

Funded status	$(20,870)	$(17,475)
Unrecognized net loss	3,159	1,873
Unrecognized prior service cost	(504)	(608)

Recorded liability	$(18,215)	$(16,210)

Assumed health care cost trend rates:
Rate assumed for following year	10.25%	10.00%
Ultimate rate	5.00%	5.00%
Year ultimate rate reached	2011	2010
Weighted-average assumptions at end of year:
Discount rate	5.50%	5.75%

       Expense components of postretirement benefits are:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Service cost	$742	$631	$551
Interest cost	1,142	956	830
Net amortization and deferral	203	(107)	(67)

Total expense	$2,087	$1,480	$1,314

Assumed health care cost trend rates:
Current year	10.00%	12.00%	9.75%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2010	2010	2008
Weighted-average assumptions:
Discount rate	5.75%	6.25%	6.40%

       Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2005, by $4.3 million and annual aggregate service and interest costs by $260,000. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2005, by $3.5 million and annual aggregate service and interest costs by $203,000.

Discount Rate

       The discount rate enables EME Homer City to state expected future cash flows at a present value on the measurement date. EME Homer City selects its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows, matching the timing and amount of expected benefit payments. Three yield curves were considered: two corporate yield curves (Citigroup and AON) and a curve based on treasury rates (plus 90 basis points). EME Homer City also compared the yield curve analysis against the Moody's AA Corporate bond rate. At the December 31, 2005 measurement date, EME Homer City used a discount rate of 5.5% for both pensions and postretirement benefits other than pensions.

Description of Investment Strategies

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

•
Fixed Income: Fixed income securities issued or guaranteed by the United States government, non-United States governments, government agencies and instrumentalities, mortgage backed securities and corporate debt obligations. A small portion of the fixed income position may be held in debt securities that are below investment grade.

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

Estimated Future Benefits Payable

       Estimated future benefits payable under the pension and other postretirement benefits as of December 31, 2005 are as follows:

		Other Postretirement Benefits
Years Ended December 31,	Pension Plans	Before Subsidy	Net
	(in thousands)
2006	$716	$97	$96
2007	922	117	116
2008	1,049	141	140
2009	1,216	176	174
2010	1,319	210	208
2011-2015	7,888	1,597	1,570

Employee Stock Plans

       A 401(k) plan is maintained to supplement eligible employees' retirement income. EME Homer City matches 100% of non-union employee contributions up to 6% of such employees' base annual compensation. EME Homer City also matches 70% of contributions made by union employees, up to 4% of base annual compensation. Employer contributions vest 20% per year. Contribution expense for the years ended December 31, 2005, 2004 and 2003 was approximately $566,000, $487,000 and $508,000, respectively.

Note 10. Commitments and Contingencies

Capital Improvements

       At December 31, 2005, EME Homer City had firm commitments to spend approximately $0.9 million on capital expenditures in 2006 primarily related to planned SCR performance improvements.

Lease Swap Agreement

       In connection with the sale-leaseback transaction, EME Homer City has entered into a swap agreement with a bank in order to more effectively match its cash flow, which generally is higher during the summer months when energy prices are higher, with its lease payments. Beginning in April 2002 through April 2014, the bank will make a swap payment to EME Homer City in April of each year and EME Homer City will make a swap payment to the bank in October of each year. The amount of each swap payment is designed to reverse the amounts of the semi-annual payments due under the lease so that EME Homer City effectively has lower cash obligations in April and higher cash obligations in October. In April 2005, EME Homer City received a swap payment of $59.9 million, and in October 2005 EME Homer City made a swap payment of $61.0 million, resulting in a net deposit balance due from the bank of $44.3 million at December 31, 2005. EME Homer City is also required to fund one-sixth of the October swap payment each month, between April and September of each year, into a restricted cash account. The implicit interest rate, which was fixed at inception of the swap agreement, is based on LIBOR during periods that EME Homer City has a net deposit with the bank, and LIBOR plus 5% during periods that EME Homer City has a net loan with the bank.

Fuel Supply Contracts

       At December 31, 2005, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The remaining contracts' lengths range from one year to four years. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to be $536.2 million in the next four years summarized as follows: 2006—$213.8 million; 2007—$200.3 million; 2008—$89.9 million; and 2009—$32.2 million.

Coal Transportation Agreements

       At December 31, 2005, EME Homer City had contractual commitments for the transport of coal by rail to its facilities, with remaining contract lengths that range from one year to three years. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses. Only a portion of total coal shipments are shipped by rail. Trucking remains the predominant mode of transportation for coal shipments to the Homer City facilities. These minimum commitments are currently estimated to be $26.9 million in the next three years summarized as follows: 2006—$6.7 million; 2007—$9.7 million; and 2008—$10.5 million.

Coal Cleaning Agreement

       Effective January 1, 2006, EME Homer City entered into a coal cleaning agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. The agreement expires on December 31, 2010. Based on the contract provisions, the minimum commitments are currently estimated to be $26.8 million in the next five years summarized as follows: 2006—$5.4 million; 2007—$5.4 million; 2008—$5.3 million; 2009—$5.4 million; and 2010—$5.3 million.

Other Contractual Obligations

       At December 31, 2005, EME Homer City had contractual agreements for the purchase of limestone, which is used for the wet scrubber flue gas desulfurization system on Unit 3, under contracts with remaining lengths from one year to four years. The minimum commitments are currently estimated to be $7.6 million in the next four years summarized as follows: 2006—$2.9 million; 2007—$1.5 million; 2008—$1.6 million; 2009—$1.6 million.

Interconnection Agreement

       EME Homer City's general partner, Mission Energy Westside, is a party to an interconnection agreement with NYSEG and Penelec to provide interconnection services necessary to interconnect the Homer City facilities with NYSEG's and Penelec's transmission systems. Unless terminated earlier in accordance with specified terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend the interconnection services (but not the expiration of the agreement) to modifications, additions or upgrades to, or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG's or Penelec's interconnection facilities or transmission systems in connection with any modification, addition or upgrade to, or repowering of the Homer City units.

Contingencies

Guarantees and Indemnities

Tax Indemnity Agreements—

       In connection with the sale-leaseback transaction related to the Homer City facilities, EME Homer City and its parent, EME, entered into tax indemnity agreements. Under these tax indemnity agreements, EME Homer City and EME agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of the obligations under these tax indemnity agreements, EME Homer City cannot determine a maximum potential liability. The indemnities would be triggered by a valid claim from the lessors. EME Homer City has not recorded a liability related to these indemnities.

Indemnity Provided as Part of the Acquisition of the Homer City Facilities—

       In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale.

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

Insurance

       EME Homer City maintains insurance policies that are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1 billion. Under the terms of the participation agreements entered into as part of EME Homer City's sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2006.

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

Federal—United States of America

Clean Air Act

Clean Air Interstate Rule—

       On May 12, 2005, the Clean Air Interstate Rule (CAIR) was published in the Federal Register. The CAIR requires 28 eastern states and the District of Columbia to address ozone attainment issues by reducing regional nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions. The CAIR reduces the current Clean Air Act Title IV Phase II SO2 emissions allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also reduces regional NOx emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court by state, environmental and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation.

       EME Homer City expects that compliance with the CAIR and the regulations and revised State Implementation Plans developed as a consequence of the CAIR will result in increased capital expenditures and operating expenses. Given the uncertainty of the requirements that will need to be implemented and the options available to meet the NOx and SO2 reductions, EME Homer City at this time cannot accurately estimate the cost to meet these obligations. EME Homer City's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

Mercury Regulation—

       The Clean Air Mercury Rule (CAMR), published in the Federal Register on May 18, 2005, creates a market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual nationwide cap will be 38 tons. Emissions of mercury are to be reduced primarily by taking advantage of mercury reductions achieved by reducing SO2 and NOx emissions under the CAIR. In the second phase, which is to take effect in 2018, coal-fired power plants will be subject to a lower annual cap, which will reduce emissions nationwide to 15 tons. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the United States Environmental Protection Agency (US EPA).

       Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired power plants had to be regulated as a hazardous air pollutant pursuant to Section 112 of the federal Clean Air Act, which would have imposed technology-based standards. Litigation has been filed challenging the US EPA's rescission action and claiming that the agency should have imposed technology-based limitations on mercury emissions instead of adopting a market-based program. Litigation was also filed to challenge the CAMR. As a result of these challenges, the CAMR rules may change.

       If Pennsylvania implements the CAMR by adopting a cap-and-trade program for achieving reductions in mercury emissions, EME Homer City may have the option to purchase mercury emission allowances, to install pollution control equipment, to otherwise alter its operations to reduce mercury emissions, or to implement some combination thereof. If EME Homer City were to implement environmental control technology instead of purchasing allowances to comply with the CAMR and other Clean Air Act developments described herein, it currently estimates capital expenditures for such improvements to be approximately $350 million to $400 million in the 2006-2010 timeframe. However, because the mercury state implementation plans are not due until the fourth quarter of 2006 and such plans may not adopt the CAMR's cap-and-trade program, and because EME Homer City cannot predict the outcome of the legal challenge to the CAMR and the US EPA's decision not to regulate mercury emissions pursuant to Section 112 of the federal Clean Air Act, the full impact of this regulation currently cannot be assessed. Additional capital costs related to these regulations could be required in the future and they could be material. EME Homer City's approach to meeting these obligations will continue to be based upon an ongoing assessment of applicable legal requirements and market conditions.

National Ambient Air Quality Standards—

       Ambient air quality standards for ozone and fine particulate matter were adopted by the US EPA in July 1997. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the US EPA's revised ozone and fine particulate matter ambient air quality standards.

       The US EPA designated non-attainment areas for the 8-hour ozone standard on April 30, 2004, and for the fine particulate standard on January 5, 2005. Indiana County, the location of the Homer City facilities, is in a non-attainment area for both standards. Pennsylvania will be required to revise its state implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. Pennsylvania's revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates. Any additional obligations on the Homer City facilities to further reduce their emissions of SO2, NOx and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans. Depending upon the final standards that are adopted, EME Homer City may incur substantial costs or experience other financial impacts resulting from required capital improvements or operational changes.

       On January 17, 2006, the US EPA proposed revisions to its fine particulate standard. Under the proposal, the annual standard would remain the same but the 24-hour fine particulate standard would be significantly lowered. The US EPA is under court order to issue a final rule in December 2006. If the US EPA retains its proposed new 24-hour standard or lowers the annual standard, states may be required to impose further emission reductions beyond what would be necessary to meet the existing standards. Although EME Homer City may incur substantial costs or experience financial impacts as a result of any new standards, the uncertainties associated with this ongoing rulemaking at this time render EME Homer City unable to accurately estimate the costs to meet any such obligation. EME Homer City anticipates, however, that any such further emission reduction obligations would not be imposed until 2010 at the earliest.

Regional Haze—

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their state implementation plans to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions that are achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. States must develop implementation plans by December 2007. It is possible that sources that are subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the more stringent CAIR. However, until the state implementation plans are revised, EME Homer City cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

New Source Review Requirements—

       Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address Clean Air Act New Source Review (NSR) compliance issues at the nation's coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, in the event that modifications are made to air emissions sources at a facility. The US EPA's strategy included both the filing of a number of suits against power plant owners, and the issuance of a number of administrative notices of violation to power plant owners alleging NSR violations. EME Homer City has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at its facilities.

       In response to conflicting court decisions concerning the applicable emissions test used to determine whether an operational or physical change at an electric generating station would require the plant to install additional pollution controls, the US EPA, on October 13, 2005, proposed a change to the NSR program. The proposal put forth several options for a new emissions test based on the impact of a facility modification on a facility's maximum hourly emissions or its emissions per unit of energy produced. The existing NSR emissions test is based on the impact of a modification on a generating station's net annual emissions.

       In October 2005, the US EPA announced a revised NSR strategy to take account of recent US EPA rulemakings, such as the CAIR and regional haze rules, affecting coal-fired power plants. Under the revised strategy, while the US EPA will continue to pursue filed cases and cases in active negotiation, it intends to shift its future enforcement focus from coal-fired power plants to other sectors where compliance assurance activities have the potential to produce significant environmental benefits.

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

Federal Legislative Initiatives

       There have been a number of bills introduced in Congress that would amend the Clean Air Act to specifically target emissions of specific pollutants from electric utility generating stations. These bills would mandate reductions in emissions of NOx, SO2 and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in its current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, EME Homer City is not able to evaluate the potential impact of these proposals at this time.

Environmental Remediation

       Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs to remediate releases of hazardous substances from such facilities even where the disposal of such wastes was undertaken in compliance with applicable laws. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

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

State—Pennsylvania

Air Quality

       During 2006, the Pennsylvania Department of Environmental Protection (PADEP) is expected to begin the process of developing a state implementation plan (SIP) to implement the federal CAIR which requires reductions in NOx and SO2. This SIP is to be submitted to the US EPA by September 11, 2006. The Ozone Transport Commission, of which Pennsylvania is a member, is developing a model rule that would continue to allow SO2 and NOx emissions trading, but would impose more stringent limits on SO2 and NOx emissions and would phase in these reductions more quickly than is required by CAIR. EME Homer City does not know whether the northeast states will ultimately agree to this model rule or whether Pennsylvania will implement such a rule. Pennsylvania is also required to develop a SIP to implement the federal CAMR, which SIP is to be submitted to the US EPA by November 17, 2006. With respect to mercury, the PADEP has recently announced that it plans to issue a proposed rule that would require coal-fired power plants to reduce mercury emissions by 80% by 2010 and 90% by 2015. The proposed rule would not allow the use of emissions trading to achieve compliance. However, the proposal would apparently allow facilities to comply with the mercury regulation by installing specific pollution control technology for sulfur dioxide and nitrogen oxides and by burning 100% bituminous coal. The PADEP has begun a process to develop a Pennsylvania specific mercury regulation and it is possible that the PADEP, which submitted comments in opposition to the US EPA's cap-and-trade approach, may propose mercury emissions that do not allow the use of emissions trading to achieve compliance. EME Homer City is not able at this time to predict the final form of the SIPs or to estimate their financial impact.

Water Quality

       The discharge from the treatment plant receiving the wastewater stream from EME Homer City's Unit 3 flue gas desulfurization system has exceeded the stringent, water-quality based limits for selenium in the station's NPDES permit. As a result, EME Homer City was notified in April 2002 by PADEP that it was included in the Quarterly Noncompliance Report submitted to the US EPA. EME Homer City investigated a number of technical alternatives for maximizing the level of selenium removal in the discharge and performed various pilot studies. While some of the pilot studies improved the performance of the treatment system, the discharge still was not able to consistently meet the selenium effluent limits. EME Homer City identified additional options for achieving the selenium limits, and, with PADEP's approval, has undertaken a pilot program utilizing biological treatment. EME Homer City prepared a draft of a consent order and agreement addressing the selenium issue and presented it to PADEP for consideration in connection with the renewal of the station's NPDES permit. PADEP has included civil penalties in consent agreements related to other facilities with selenium treatment issues, but the amount of civil penalties that may be assessed against EME Homer City cannot be estimated at this time.

Climate Change

       The Kyoto Protocol on climate change officially came into effect on February 16, 2005. Under the Kyoto Protocol, the United States would have been required, by 2008-2012, to reduce its greenhouse gas emissions, such as carbon dioxide, by 7% from 1990 levels. Under the Bush administration, however, the United States has chosen not to pursue ratification of the Kyoto Protocol. Instead, the Bush administration has proposed several alternatives to mandatory reductions of greenhouse gases.

       There have been petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act. Also, in 2004, several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by their alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. EME Homer City was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with the United States Court of Appeals for the Second Circuit.

       On December 20, 2005, seven northeastern states entered into a Memorandum of Understanding to create a regional initiative to establish a cap and trade greenhouse gas program for electric generators, referred to as the Regional Greenhouse Gas Initiative, or RGGI. The model RGGI rule is scheduled to be announced within the next few months. The current proposal is to commence the program in 2009 by setting a cap (for the 2009 to 2015 period) on allowances based on carbon dioxide emissions from 2000 to 2004 and reducing emissions by 10% between 2015 and 2020. The Memorandum of Understanding provides that at least 25% of the state allowance allocations be set aside for public purposes, suggesting that from the commencement of the program, generators subject to the RGGI may receive allowances that are materially less than their carbon dioxide emissions. Pennsylvania is not a signatory to the RGGI, although it participated as an observer of the process. If Pennsylvania were to join the RGGI, this could have a material impact on the Homer City facilities.

       The ultimate outcome of the climate change debate could have a significant economic effect on EME Homer City. Any legal obligation that would require EME Homer City to reduce substantially its emissions of carbon dioxide would likely require extensive mitigation efforts and would raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities.

Note 11. Lease Commitments

       EME Homer City had operating leases in place relating mainly to tractors and trucks. EME Homer City also has a lease financing with respect to its facilities, which is described in more detail below. At December 31, 2005, the future minimum payments over the next five years were as follows:

Years Ending December 31,	Operating Leases	Lease Financing
	(in thousands)
2006	$411	$151,615
2007	368	150,802
2008	349	152,173
2009	131	150,776
2010	16	154,992
Thereafter	—	1,974,535

Total future commitments	$1,275	2,734,893

Amount representing interest		(1,378,173)

Net commitments		$1,356,720

       Operating lease expense amounted to $1.1 million, $0.7 million and $0.4 million in 2005, 2004 and 2003, respectively.

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

       The rent payments that EME Homer City owes under the sale-leaseback transaction are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds, while the equity rent is paid to the owner lessors. If EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

       In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1, subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2005, the senior rent service coverage ratio was 2.59 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. If all accrued rent, including both the senior portion and the equity portion of the rent, has been paid and all other required conditions have been met, amounts remaining in the distribution account will be available for distribution to the partners in EME Homer City or available to prepay principal under the intercompany loan agreement with Edison Mission Finance, subject to certain restrictions in the sale-leaseback documentation, including the restrictions on distributions described below.

       EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40.0 million included in restricted cash at December 31, 2005 and 2004.

Note 12. Related Party Transactions

EMMT Agreements

       EME Homer City has entered into a master purchase, sale and services agreement with EMMT, pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) electric energy and capacity; (ii) fuel oil; and (iii) emission allowances.

       EME Homer City compensates EMMT in accordance with the following table with respect to these transactions and reimburses EMMT for brokers fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Energy and/or capacity	$.02/MWh ($.02/MW-day for capacity)
Fuel oil	$.05/bbl
Emission allowances	$.25/SO2 allowance; and $25/NOx allowance

       The net fees earned by EMMT were $0.6 million, $0.7 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Beginning in the fourth quarter of 2002, EME Homer City received accelerated payments under its agreement with EMMT, whereby EMMT paid EME Homer City in the same month that power generation was delivered and prepaid a portion of the following month's expected power generation. Beginning in the second quarter of 2003, EMMT began prepaying in full for the following month's expected power generation. As a result of the accelerated payments, EME Homer City had payables due to EMMT of $90.1 million and $66.5 million at December 31, 2005 and 2004, respectively.

       EME Homer City entered into several transactions through EMMT for the purchase or sale of SO2 and NOx allowances from or to other EME affiliates. All transactions were completed at market price on the date of the transaction. Net consideration paid by EME Homer City was $80.0 million, $43.9 million and $10.3 million during 2005, 2004 and 2003, respectively.

       During 2003, EMMT entered into agreements using the capacity of the Homer City facilities to participate in auction revenue rights awarded through PJM to load serving entities. The auction revenue rights were applicable to the period from June 1, 2003 through May 31, 2004, and the benefits of the agreements were passed on to EME Homer City. EME Homer City's share of auction revenue rights of

$16.5 million was paid by May 31, 2004. Revenue related to the auction revenue rights was recognized on a straight-line basis over the period of the agreements.

Fuel Services Agreements

       EME Homer City entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, EME Homer City pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the three years ended December 31, 2005, 2004 and 2003 was $0.4 million, $0.4 million and $0.3 million, respectively.

Affiliate Financing

       EME Homer City has obtained financing from Edison Mission Finance in connection with its acquisition of the Homer City facilities. For further discussion, see "—Note 6. Long-Term Debt."

Services Agreements with EME and Edison International

       Certain administrative services such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs, payroll funding and other services totaling $31.9 million, $30.1 million and $30.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. EME Homer City had a net receivable of $0.3 million at December 31, 2005 and a net payable of $1.4 million at December 31, 2004 due from/to Edison International related to these programs.

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

Contribution of Services by Midwest Generation EME, LLC

       Midwest Generation EME, LLC is a subsidiary of EME that provided executive management, legal, human resources, accounting and other administrative services in Chicago on EME Homer City's behalf without charge through March 2004. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of EME Homer City's financial results, although EME Homer City does not have a cash obligation to pay for these activities. The cost of these services, after tax, was $0.4 million and $1.9 million for the first quarter of 2004 and the year ended December 31, 2003, respectively. EME Homer City has reflected these activities as a non-cash contribution of services by its parent in the accompanying financial statements. In April 2004, EME Homer City and Midwest Generation EME entered into a new management and administration agreement pursuant to which Midwest Generation EME began charging EME Homer City for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2005 and 2004 were $2.9 million and $1.4 million, respectively. EME Homer City had a payable of $0.2 million at each of December 31, 2005 and 2004, due to Midwest Generation EME related to this agreement.

Note 13. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash paid:
Interest	$161,433	$143,714	$200,494
Income taxes (receipts)	$4,795	$—	$3,248

Note 14. Quarterly Financial Data (unaudited)

2005	First	Second	Third(i)	Fourth	Total
	(in thousands)
Operating revenues	$157,153	$136,120	$168,021	$130,344	$591,638
Operating income	54,447	22,305	46,431	4,935	128,118
Provision (benefit) for income taxes	8,126	(6,265)	4,528	(10,404)	(4,015)
Net income (loss)	10,448	(8,146)	5,900	(19,308)	(11,106)
2004	First	Second	Third(i)	Fourth	Total
Operating revenues	$120,029	$122,431	$130,003	$124,732	$497,195
Operating income	31,290	29,078	39,831	29,563	129,762
Provision (benefit) for income taxes	(2,750)	(1,538)	890	(4,488)	(7,886)
Net income (loss)	(3,353)	(6,783)	1,085	(2,987)	(12,038)

(i)
Reflects EME Homer City's seasonal pattern, in which earnings are generally higher in the third quarter of each year.

Note 15. Subsequent Event

       On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed resulting in a suspension of operations at this unit. No fire occurred and there were no injuries as a result of the equipment failure. EME Homer City has secured a replacement transformer and currently expects remedial and replacement activities to be completed in a manner which will permit Unit 3 to return to service in April 2006. EME Homer City plans to adjust its previously planned outage schedules for Unit 3 and the other Homer City units in order to minimize overall outage activities over the next fifteen months. Although the unplanned outage will reduce generation and hence revenues and net income during the first quarter of 2006, because of the change in outage schedules generation for the year as a whole should not be significantly affected. In order to mitigate the effects of the outage on EME Homer City's cash flow for the first quarter of 2006, EME and EMMT have arranged with EME Homer City to advance to EME Homer City such funds, if any, as may be necessary to enable EME Homer City to meet its ongoing operating obligations during the period affected by the outage. It is anticipated that these funds, if any, will be recovered by EME and EMMT during the balance of the year.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       All powers to control and manage EME Homer City's business and affairs are exclusively vested in its general partner, Mission Energy Westside Inc., a California corporation and wholly owned subsidiary of Edison Mission Holdings Co., which in turn is a wholly owned subsidiary of Edison Mission Energy. The members of Mission Energy Westside's current board of directors are elected by, and serve until their successors are elected by, Edison Mission Holdings. All officers are elected from time to time by Mission Energy Westside's board of directors and hold office at its discretion. Mission Energy Westside's board of directors currently contains five members. The board of directors of Mission Energy Westside may elect to appoint additional directors from time to time.

       Information concerning executive officers of Mission Energy Westside is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 is set forth below.

Directors

Name and Age	Director Continuously Since	Term Expires
Guy F. Gorney, 51	2005	2006
W. James Scilacci, 50	2005	2006
John P. Finneran, Jr., 46	2003	2006
Benjamin B. Abedine, 53	2003	2006
Raymond W. Vickers, 63	1999	2006

Business Experience

       Below is a description of the principal business experience during the past five years of each of the directors named above and the name of each public company in which each is a director.

       Refer to "Executive Officers of the Registrant" set forth in Part I for Messrs. Gorney, Scilacci and Finneran's business experience.

       Mr. Abedine has served as independent director of Mission Energy Westside since September 2003. Mr. Abedine joined Lord Securities Corporation in 1997 as controller and has been senior vice president and chief financial officer since 2000. Prior to joining Lord Securities, Mr. Abedine ran his own accounting practice, Benjamin B. Abedine, CPA. Mr. Abedine currently also serves as independent manager of PL Transition Bond Company, LLC and PSE&G Transition Funding LLC, PSE&G Transition Funding II LLC, Dell Asset Securitization GP LLC, Dell Conduit GP LLC, Dell Equipment GP LLC, Dell Funding LLC and QZ Finance LLC.

       Mr. Vickers has been senior vice president and general counsel of Edison Mission Energy since March 1999.

Audit Committee Financial Expert

       The board of directors of Mission Energy Westside has determined that EME Homer City has at least one audit committee financial expert (as defined in rules of the Securities and Exchange Commission) serving on its audit committee. The name of the audit committee financial expert is W. James Scilacci, who is not an independent director.

Ethics and Compliance Code for Principal Officers

       EME Homer City has adopted a Ethics and Compliance Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Ethics and Compliance Code is posted on the Internet website maintained by EME Homer City's ultimate parent, Edison International, at www.edisonethics.com. Any amendment to or waiver from a provision of the Ethics and Compliance Code that must be disclosed under rules and forms of the Securities and Exchange Commission will be disclosed at the same Internet website address within four business days following the date of the amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

       Mission Energy Westside officers receive compensation from EME or Edison International and receive no compensation from EME Homer City. For information concerning the chief executive officer and four most highly paid executive officers, other than the chief executive officer, of EME and Edison International, see Item 11 of EME's Amendment to Form 10-K for the year ended December 31, 2005 and the Summary Compensation Table in the Executive Compensation section of Edison International definitive proxy statement relating to its 2006 Annual Meeting of Shareholders, respectively, which will be incorporated herein by reference when filed. EME's Amendment to Form 10-K for the year ended December 31, 2005 will be filed with the Securities and Exchange Commission concurrently with Edison International's filing of its definitive proxy statement.

Compensation of Directors

       Mission Energy Westside directors do not receive any compensation for serving on its board of directors or attending meetings. Lord Securities Corporation received an annual fee of $4,000 for the independent directorship services rendered by their employee, Benjamin B. Abedine.

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

       For information concerning the number of equity securities of Edison International beneficially owned by all directors and executive officers of EME and Edison International, individually and as a group, see Item 12 of EME's Amendment to Form 10-K for the year ended December 31, 2005 and the table entitled "Stock Ownership of Directors, Director Nominee, and Executive Officers" of Edison International's definitive proxy statement relating to its 2006 Annual Meeting of Shareholders, respectively, which will be incorporated herein by reference when filed. EME's Amendment to Form 10-K for the year ended December 31, 2005 will be filed with the Securities and Exchange Commission concurrently with Edison International's filing of its definitive proxy statement.

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

       On April 27, 2004, EME entered into a $98 million secured corporate credit agreement. The secured credit agreement matures on April 27, 2007. As security for obligations under this credit agreement, EME pledged, among other things, its ownership interest in Edison Mission Holdings Co., an indirect parent of EME Homer City. During 2001, Mission Energy Holding Company issued $800 million of senior secured notes, which are secured by a security interest in EME's common stock. Any foreclosure on EME's pledge of ownership interests in Edison Mission Holdings Co. or Mission Energy Holding Company's pledge of EME's common stock would result in a change in control of EME Homer City, which could default agreements to which EME Homer City is a party, including its sale-leaseback documents.

Equity Compensation Plans

       Item 201(d) of Regulation S-K, "Securities Authorized For Issuance Under Equity Compensation Plans," is not applicable because EME Homer City has no compensation plans under which equity securities of EME Homer City are authorized for issuance.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       For information concerning transactions between EME Homer City and specified security holders, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Distributions to EME" and "—Related Party Transactions—Affiliate Financing," "—Tax-Allocation Agreements," and "—Contribution of Services by Midwest Generation EME, LLC."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

       The following table sets forth the aggregate fees billed to EME Homer City Generation L.P. for the fiscal years ended December 31, 2005 and December 31, 2004, by PricewaterhouseCoopers LLP:

	EME Homer City Generation L.P. ($000)
	2005	2004
Audit Fees	$375	$163
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

       During the fiscal year ended December 31, 2005, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)(1)    List of Financial Statements

      See Index to Financial Statements at Item 8 of this report.

      (2)    List of Financial Statement Schedules

      Schedules have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

      (3)    List of Exhibits

Exhibit No.	Description
3.1
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
4.1.1	Form of 8.137% Senior Secured Bond due 2019 (included in Exhibit 4.1.1), incorporated by reference to Exhibit 4.1.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.1.2	Form of 8.734% Senior Secured Bond due 2026 (included in Exhibit 4.1.1), incorporated by reference to Exhibit 4.1.3 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
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
4.4.2
Appendix A (Definitions) to the Participation Agreement constituting Exhibit 4.4 hereto, incorporated by reference to Exhibit 4.4.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2004.
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
10.3
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
10.5
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
10.5.1
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
10.6
Amended and Restated Subordinated Revolving Loan Agreement, dated as of December 8, 2003, by and between EME Homer City Generation L.P., as Borrower and Edison Mission Finance Co., as Lender, incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 8-K dated December 11, 2003.

10.7
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
10.8
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
10.11
Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of April 1, 2005, by and among Homer City OL1 LLC and Union Bank of California, N.A., as issuing bank and as agent, incorporated by reference to Exhibi 10.1 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended March 31, 2005.
10.11.1
Schedule identifying substantially identical agreements to the Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement constituting Exhibit 10.11 hereto, incorporated by reference to Exhibit 10.1.1 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended March 31, 2005.
10.12
Tax-Allocation Agreement, effective January 1, 2002, by and between EME Homer City Generation L.P. and Edison Mission Holdings Co., incorporated by reference to Exhibit 10.32 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended September 30, 2002.
10.13
Master Purchase, Sale and Services Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.33 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2002.
10.14
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
21*	List of Subsidiaries of EME Homer City Generation L.P.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Statement Pursuant to 18 U.S.C. Section 1350.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., General Partner
By:	/s/ W. James Scilacci W. James Scilacci Director and Vice President
Date:	March 6, 2006

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy F. Gorney Guy F. Gorney	Director and President (Principal Executive Officer)	March 6, 2006
/s/ W. James Scilacci W. James Scilacci	Director and Vice President (Principal Financial Officer)	March 6, 2006
/s/ Mark C. Clarke Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	March 6, 2006
/s/ Raymond W. Vickers Raymond W. Vickers	Director	March 6, 2006

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  EXECUTIVE OFFICERS OF THE REGISTRANT
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
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
  SIGNATURES