Form 10-Q
period 2006-03-31
EME HOMER CITY GENERATION LP
filed 2006-05-08
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

        Number of shares outstanding of the registrant's ownership interests as of May 8, 2006: Not applicable.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Revenues from Marketing Affiliate
Energy revenues	$133,936	$154,747
Capacity revenues	2,624	4,234
Loss from price risk management	(13,908)	(1,828)

Total operating revenues	122,652	157,153

Operating Expenses
Fuel	60,328	63,730
Gain on sale of emission allowances	(1,342)	—
Plant operations	35,302	22,594
Depreciation and amortization	14,817	15,821
Administrative and general	1,156	561

Total operating expenses	110,261	102,706

Operating income	12,391	54,447

Other Income (Expense)
Interest and other income	1,442	1,009
Gain on disposal of assets	—	23
Interest expense	(35,454)	(36,905)

Total other expense	(34,012)	(35,873)

Income (loss) before income taxes	(21,621)	18,574
Provision (benefit) for income taxes	(9,062)	8,126

Net Income (Loss)	$(12,559)	$10,448

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended March 31,
	2006	2005
Net Income (Loss)	$(12,559)	$10,448
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $77,382 and $(21,856) for the three months ended March 31, 2006 and 2005, respectively	105,993	(26,652)
Reclassification adjustments included in net income (loss), net of income tax expense of $10,757 and $1,765 for the three months ended March 31, 2006 and 2005, respectively	(14,733)	(2,152)

Other comprehensive income (loss)	91,260	(28,804)

Comprehensive Income (Loss)	$78,701	$(18,356)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands, Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$99,837	$60,248
Fuel inventory	59,523	37,351
Spare parts inventory	24,688	24,616
Deposits under lease swap agreement	44,329	44,329
Assets under price risk management	56,073	35,755
Deferred taxes	28,125	75,516
Other current assets	20,148	9,428

Total current assets	332,723	287,243

Property, Plant and Equipment	2,139,620	2,140,400
Less accumulated depreciation and amortization	308,580	289,472

Net property, plant and equipment	1,831,040	1,850,928

Deferred taxes	64,538	74,674
Restricted cash	47,124	47,124
Trust deposits	157	157
Long-term assets under price risk management	12,202	1,116

Total Assets	$2,287,784	$2,261,242

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$11,126	$10,117
Accrued liabilities	35,975	24,835
Due to affiliates	101,865	150,109
Interest payable	60,006	33,510
Interest payable to affiliates	17,469	8,679
Liabilities under price risk management	124,042	213,898
Current portion of lease financing	47,000	47,000

Total current liabilities	397,483	488,148

Long-term debt to affiliate	507,793	438,840
Lease financing, net of current portion	1,309,720	1,309,720
Benefit plans and other	37,285	36,303
Long-term liabilities under price risk management	22,091	53,520

Total Liabilities	2,274,372	2,326,531

Commitments and Contingencies (Note 4)
Partners' Equity (Deficit)	13,412	(65,289)

Total Liabilities and Partners' Equity (Deficit)	$2,287,784	$2,261,242

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity (Deficit)
Balance at December 31, 2005	$(66,044)	$755	$(65,289)
Net loss	(12,546)	(13)	(12,559)
Other comprehensive income	91,169	91	91,260

Balance at March 31, 2006	$12,579	$833	$13,412

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities
Income (loss)	$(12,559)	$10,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,817	15,821
Deferred taxes	(9,099)	(15,495)
Gain on sale of emission allowances	(1,342)	—
Gain on asset disposal	—	(23)
Decrease (increase) in due to/from affiliates	11,909	(24,072)
Increase in inventory	(22,244)	(702)
Decrease (increase) in other assets	(9,749)	565
Increase (decrease) in accounts payable	1,009	(508)
Increase in accrued liabilities	10,169	3,104
Increase in interest payable	35,286	17,174
Increase in other liabilities	981	739
Increase in net liabilities under price risk management	5,198	26,336

Net cash provided by operating activities	24,376	33,387

Cash Flows From Financing Activities
Borrowings on long-term obligations from affiliates	8,800	—
Repayments on debt obligations from affiliates	—	(3,921)
Repayments of lease financing	—	(55)

Net cash provided by (used in) financing activities	8,800	(3,976)

Cash Flows From Investing Activities
Capital expenditures	(3,120)	(4,290)
Proceeds from sale of assets	—	23
Proceeds from sale of emission allowances	5,633	—
Proceeds from settlement claim	3,900	—
Increase in restricted cash	—	(5)

Net cash provided by (used in) investing activities	6,413	(4,272)

Net increase in cash and cash equivalents	39,589	25,139
Cash and cash equivalents at beginning of period	60,248	74,246

Cash and cash equivalents at end of period	$99,837	$99,385

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

        EME Homer City Generation L.P.'s (EME Homer City's) significant accounting policies are described in Note 2 to its financial statements as of December 31, 2005 and 2004, included in its annual report on Form 10-K for the year ended December 31, 2005. EME Homer City follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements. Terms used but not defined in this report are defined in EME Homer City's annual report on Form 10-K for the year ended December 31, 2005.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2005	$(107,052)	$(107,052)
Current period change	91,260	91,260

Balance at March 31, 2006	$(15,792)	$(15,792)

        Unrealized losses on cash flow hedges, net of tax, at March 31, 2006, include unrealized losses on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than EME Homer City's contract prices. The decrease in the unrealized losses during the first quarter of 2006 resulted from a decrease in market prices for power driven largely by lower natural gas prices.

        As EME Homer City's hedged positions are realized, approximately $18.1 million, after tax, of the net unrealized losses on cash flow hedges at March 31, 2006 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2007.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net losses of $10.7 million and $4.0 million during the first quarters of 2006 and 2005, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in losses from price risk management in the income statements.

Note 3. Employee Benefit Plans

Pension Plans

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1.6 million to its pension plans in 2006. As of March 31, 2006, $0.4 million in contributions have been made. EME Homer City continues to expect to contribute $1.6 million to its pension plans in 2006.

        Components of pension expense are:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Service cost	$497	$464
Interest cost	318	293
Expected return on plan assets	(243)	(213)
Net amortization and deferral	9	45

Total expense	$581	$589

Postretirement Benefits Other Than Pensions

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $96,000 to its postretirement benefits other than pensions in 2006. As of March 31, 2006, $24,000 in contributions have been made. EME Homer City continues to expect to contribute $96,000 to its postretirement benefits other than pensions in 2006.

        Components of postretirement benefits expense are:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Service cost	$208	$179
Interest cost	287	251
Amortization of prior service costs	(26)	(26)
Amortization of unrecognized loss	67	5

Total expense	$536	$409

Note 4. Commitments and Contingencies

Capital Improvements

        At March 31, 2006, EME Homer City had firm commitments to spend approximately $2.7 million on capital expenditures during the remainder of 2006, primarily related to ash removal improvements.

Interconnection Agreement

        EME Homer City's general partner, Mission Energy Westside, is a party to an interconnection agreement with New York State Electric & Gas Corporation, which EME Homer City refers to as NYSEG, and Pennsylvania Electric Company, an affiliate of FirstEnergy Corp., which EME Homer City refers to as Penelec, to provide interconnection services necessary to interconnect the Homer City facilities with NYSEG's and Penelec's transmission systems. Unless terminated earlier in accordance with specified terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend the interconnection services (but not the expiration of the agreement) to modifications, additions or upgrades to, or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG's or Penelec's interconnection facilities or transmission systems in connection with any modification, addition or upgrade to, or repowering of the Homer City units.

Contingencies

Guarantees and Indemnities

Tax Indemnity Agreements—

        In connection with the sale-leaseback transaction related to the Homer City facilities, EME Homer City and its indirect parent, Edison Mission Energy (EME), entered into tax indemnity agreements. Under these tax indemnity agreements, EME Homer City and EME agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of the obligations under these tax indemnity agreements, EME Homer City cannot determine a maximum potential liability. The indemnities would be triggered by a valid claim from the lessors. EME Homer City has not recorded a liability related to these indemnities.

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

        On March 31, 2006, EME Homer City entered into an amendment of its tax allocation agreement with Edison Mission Holdings to provide for the option, at EME Homer City's discretion, to settle Federal and state income tax liabilities under the tax allocation agreement through an increase in indebtedness under the subordinated revolving loan agreement with Edison Mission Finance. Pursuant to this amendment, EME Homer City elected this option to settle $60.2 million of intercompany tax liabilities through a loan under the subordinated revolving loan agreement with Edison Mission Finance.

Environmental Matters and Regulations

        EME Homer City is subject to environmental regulation by federal, state and local authorities. EME Homer City believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME Homer City conducts its business, and may also cause it to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that EME Homer City's financial position and results of operations would not be materially adversely affected as a result.

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

Note 5. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash paid
Interest	$40	$19,620
Income taxes (receipts)	420	1,040
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement	$60,154	$—

Note 6. Related Party Transactions

        During March 2006, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $8.8 million to EME Homer City under the subordinated revolving loan agreement in place between Edison Mission Finance and EME Homer City. The funds were used to assist EME Homer City with a cash shortfall resulting from reduced revenues and higher maintenance expenses caused by the Unit 3 outage. For similar reasons, at the end of March 2006 and April 2006, EMMT made advance payments to EME Homer City in the amounts of $43.5 million and $20 million, respectively, against future deliveries of power to it under its trading arrangements with EME Homer City. The proceeds of the subordinated loans were deposited in EME Homer City's operating account and the prepayment by EMMT was deposited in EME Homer City's revenue account. It is currently anticipated that a substantial portion of the advance payments will be applied against amounts invoiced to EMMT within the next 12 months.

Note 7. New Accounting Pronouncements

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

Statement of Financial Accounting Standards No. 123(R)

        A new accounting standard requires companies to use the fair value accounting method for stock-based compensation. EME implemented the new standard in the first quarter of 2006 and applied the modified prospective transition method. Under the modified prospective method, the new accounting standard was applied effective January 1, 2006 to the unvested portion of awards previously granted and will be applied to all prospective awards. Prior financial statements were not restated under this method. The new accounting standard resulted in the recognition of expense for all stock-based compensation awards. Prior to January 1, 2006, EME used the intrinsic value method of accounting, which resulted in no recognition of expense for Edison International stock options. The adoption of this standard had an insignificant impact on EME Homer City's financial statements.

FASB Staff Position FIN 46(R)-6

        In April 2006, the FASB issued Staff Position FIN 46(R)-6, "Determining Variability to be Considered in Applying FIN 46(R)." FIN 46(R)-6 states that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity following a two-step process. The first step is to analyze the nature of the risks in the entity. The second step would be to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance in this FASB Staff Position is effective prospectively beginning on the first day of the first reporting period beginning after June 15, 2006. Early application as well as retrospective application is permitted, but not required. EME Homer City is currently evaluating the impact of this FASB Staff Position.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME Homer City's current expectations and projections about future events based on EME Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME Homer City that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact EME Homer City, include but are not limited to:

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

  •
  the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities and technologies that may be able to produce electricity at a lower cost than EME Homer City's generating facilities and/or increased access by competitors to EME Homer City's markets as a result of transmission upgrades;

  •
  operating risks, including equipment failure, availability, heat rate and output;

  •
  effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards;

  •
  general political, economic and business conditions; and

  •
  weather conditions, natural disasters and other unforeseen events.

        Additional information about risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business. Forward-looking statements speak only as of the date they are made, and EME Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME Homer City with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2005, and as compared to the first quarter ended March 31, 2005. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2005.

        This MD&A is presented in four sections:

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

Overview of EME Homer City's Operating Performance

        EME Homer City's net loss for the first quarter of 2006 was $12.6 million, compared to net income of $10.4 million for the first quarter of 2005. The 2006 decrease in earnings was primarily attributable to lower gross margin and higher plant operating costs in 2006 due to an unplanned outage at Unit 3 as discussed further below. EME Homer City is generally classified as a baseload plant, which means the amount of generation is largely based on the availability of the plant. Accordingly, the Unit 3 outage reduced the amount of expected generation during the first quarter of 2006.

        Included in gross margin are losses from price risk management activities which increased $12.1 million for the first quarter of 2006, compared to the first quarter of 2005. The 2006 increase is primarily attributable to the ineffective portion of cash flow hedges due to higher basis differential between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system).

Unit 3 Outage

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. EME Homer City has adjusted its previously planned outage schedules for Unit 3 and the other Homer City units in order to minimize to the extent practicable overall outage activities for all units through the first half of 2007. Although it had been anticipated that with the adjustment of outage schedules generation for the year as a whole would not be significantly affected, difficulties in transporting the new transformer to the site resulted in a longer outage than originally planned for the transformer repair. Taking into consideration the impact of the outage, generation for the year is currently expected to be approximately 13 TWh. The actual financial impact and generation levels in 2006 will depend on the effect of market conditions upon the dispatch of the plant and on prevailing power prices during the balance of the year.

        The main transformer failure will result in claims under EME Homer City's property and business interruption insurance policies. At March 31, 2006, EME Homer City has recorded a $2.8 million receivable related to the property insurance coverage. No receivable has been recorded at March 31, 2006 for the business interruption insurance coverage as the potential recovery could not be reasonably estimated.

        During March 2006, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $8.8 million to EME Homer City under the subordinated revolving loan agreement in place between Edison Mission Finance and EME Homer City. The funds were used to assist EME Homer City with a cash shortfall resulting from reduced revenues and higher maintenance expenses caused by the Unit 3 outage. For similar reasons, at the end of March 2006 and April 2006, EMMT made advance payments to EME Homer City in the amounts of $43.5 million and $20 million, respectively, against future deliveries of power to it under its trading arrangements with EME Homer City. The proceeds of the subordinated loans were deposited in EME Homer City's operating account and the prepayment by EMMT was deposited in EME Homer City's revenue account. It is currently anticipated that a substantial portion of the advance payments will be applied against amounts invoiced to EMMT within the next 12 months.

Critical Accounting Estimates

        For a discussion of EME Homer City's critical accounting estimates, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

Summary

        The table below summarizes revenues and key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Three Months Ended March 31,
	2006	2005
Operating Revenues (in millions)
Energy revenues	$134	$155
Capacity revenues	3	4
Loss from price risk management	(14)	(2)

Total operating revenues	$123	$157

Statistics
Gross margin(1)	$62	$93
Generation (in GWh)	2,521	3,534
Equivalent availability(2)	71.8%	88.1%
Capacity factor(3)	61.9%	86.8%
Load factor(4)	86.3%	98.6%
Forced outage rate(5)	23.4%	7.3%
Average energy price/MWh	$53.03	$43.78
Average fuel costs/MWh	$23.93	$18.03

(1)
Gross margin is equal to the sum of energy revenues, capacity revenues and net losses from price risk management less fuel expenses.

(2)
The equivalent availability factor is defined as the number of megawatt-hours the coal units are available to generate electricity divided by the product of the capacity of the coal units (in megawatts) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal units are not available during periods of planned and unplanned maintenance.

(3)
The capacity factor is defined as the actual number of megawatt-hours generated by the coal plants divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period.

(4)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(5)
EME Homer City refers to unplanned maintenance as a forced outage.

Operating Revenues

        Operating revenues decreased $34.5 million in the first quarter of 2006, compared to the first quarter of 2005. The 2006 decrease is primarily attributable to lower energy revenues and increased losses related to price risk management activities. During the first quarter of 2006, an unplanned outage at Unit 3 contributed to lower generation and availability which was partially offset by increased average energy prices.

Unit 3 Outage

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. EME Homer City has adjusted its previously planned outage schedules for Unit 3 and the other Homer City units in order to minimize to the extent practicable overall outage activities for all units through the first half of 2007.

Price Risk Management

        Losses from price risk management activities increased $12.1 million in the first quarter of 2006, compared to the first quarter of 2005. The 2006 increase is primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. EME Homer City recorded losses of $10.7 million and $4.0 million during the first quarters of 2006 and 2005, respectively, representing the amount of cash flow hedges' ineffectiveness. The 2006 ineffective losses are related to the remainder of 2006 and 2007 hedge contracts and were primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). Also included in losses from price risk management activities are economic hedges that did not qualify for hedge accounting under SFAS No. 133 of $(3.2) million and $2.2 million in the first quarters of 2006 and 2005, respectively. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Operating Expenses

        Operating expenses increased $7.6 million in the first quarter of 2006, compared to the first quarter of 2005. Operating expenses consisted of expenses for fuel, sale of emission allowances, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses decreased $3.4 million in the first quarter of 2006, compared to the first quarter of 2005. The 2006 decrease was due to lower coal consumption attributable to lower generation, partially offset by higher coal costs driven primarily by the use of lower sulfur coal and the expiration in 2005 of certain lower-priced contracts. In addition, the cost of SO2 allowances decreased to $11.8 million during the first quarter of 2006 from $14.6 million during the first quarter of 2005, primarily due to lower SO2 emissions resulting from the use of lower sulfur coal and lower SO2 allowance prices. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 emission allowances.

        Income from the sale of emission allowances was $1.3 million during the first quarter of 2006 attributable to excess nitrogen oxide (NOx) allowances sold to an affiliate.

        Plant operations costs increased $12.7 million in the first quarter of 2006, compared to the first quarter of 2005. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The 2006 increase was primarily attributable to higher maintenance and repair costs for Unit 3 relating to the unplanned outage in the first quarter of 2006.

Other Income (Expense)

        Interest expense decreased $1.5 million in the first quarter of 2006, compared to the first quarter of 2005. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also includes interest of $8.8 million and $9.4 million in the first quarters of 2006 and 2005, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

        EME Homer City had effective income tax provision (benefit) rates during the first three months of 2006 and 2005 of (41.9%) and 43.7%, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% primarily due to state income taxes.

New Accounting Pronouncements

        For a discussion of new accounting pronouncements affecting EME Homer City, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. New Accounting Pronouncements."

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2005.

Cash Flow

        At March 31, 2006, EME Homer City had cash and cash equivalents of $99.8 million, compared to $60.2 million at December 31, 2005. Net working capital at March 31, 2006 was $(64.8) million, compared to $(200.9) million at December 31, 2005. Net working capital increased $136.1 million primarily due to an increase in cash and cash equivalents and a $110.2 million decrease in current net liabilities under price risk management related to electricity contracts.

        Net cash provided by operating activities decreased $9.0 million during the first quarter of 2006, compared to the first quarter of 2005. The 2006 decrease was primarily due to losses in 2006 versus income in 2005.

        Net cash provided by (used in) financing activities was $8.8 million and $(4.0) million in the first quarters of 2006 and 2005, respectively. The 2006 increase in net cash provided by financing activities was primarily attributable to borrowings under the subordinated revolving loan agreement with Edison Mission Finance during the first quarter of 2006.

        Net cash provided by (used in) investing activities was $6.4 million and $(4.3) million in the first quarters of 2006 and 2005, respectively. The 2006 increase in net cash provided by investing activities was due to proceeds from the sale of emission allowances to an affiliate, proceeds received in 2006 related to a settlement with Alstom Power in connection with the 2002 outage of Unit 3 and lower capital expenditures incurred during the first quarter of 2006.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Interim Funding Arrangements

        During March 2006, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $8.8 million to EME Homer City under the subordinated revolving loan agreement in place between Edison Mission Finance and EME Homer City. The funds were used to assist EME Homer City with a cash shortfall resulting from reduced revenues and higher maintenance expenses caused by the Unit 3 outage. For similar reasons, at the end of March 2006 and April 2006, EMMT made advance payments to EME Homer City in the amounts of $43.5 million and $20 million, respectively, against future deliveries of power to it under its trading arrangements with EME Homer City. The proceeds of the subordinated loans were deposited in EME Homer City's operating account and the prepayment by EMMT was deposited in EME Homer City's revenue account. It is currently anticipated that a substantial portion of the advance payments will be applied against amounts invoiced to EMMT within the next 12 months.

Capital Expenditures and Lease Covenants

        EME Homer City plans to spend $8.3 million in the remaining three quarters of 2006 and $19.9 million and $9.6 million in 2007 and 2008, respectively, for capital expenditures. Included in the estimated expenditures is $2.6 million for the remaining three quarters of 2006 and $9.0 million in 2007 relating to environmental projects such as SCR performance improvements on all three units. The non-environmental portion of planned expenditures relates to upgrades to the coal handling system, ash removal improvements and various other projects. EME Homer City may also make substantial additional capital expenditures as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2005. As part of these expenditures, EME Homer City is in the process of engaging a third party to commence preliminary engineering and advance procurements for pollution control equipment to be installed in 2009. A decision regarding whether to proceed with installation of this equipment is expected to be made later this year.

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

        The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended March 31, 2006, the senior rent service coverage ratio was 2.37 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. Net operating cash flow represents revenues less operating expenses as defined in the sale-leaseback documents. Revenue during the twelve months ended March 31, 2006 includes $43.5 million from an advance payment from EMMT on March 31, 2006 against future deliveries of power to it under its trading arrangements with EME Homer City. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40 million included in restricted cash at March 31, 2006 related to these reserve accounts.

Distributions to EME

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Payment of interest	$—	$19.6
Payment of principal	—	4.4

Total payments	$—	$24.0

Credit Ratings

        EME Homer City is not currently rated. However, EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. The credit ratings for EME and EMMT are as follows:

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

Environmental Matters and Regulations

        For a discussion of EME Homer City's environmental matters, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2005. There have been no other significant developments with respect to environmental matters specifically affecting EME Homer City since the filing of its annual report.

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

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2005.

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

        The following table depicts the average historical market prices for energy per megawatt-hour in PJM during the first three months of 2006 and 2005:

	Historical Energy Prices* 24-Hour PJM
	Homer City		West Hub
	2006	2005	2006	2005
January	$48.67	$45.82	$54.57	$49.53
February	49.54	39.40	56.39	42.05
March	53.26	47.42	58.30	49.97

Quarterly Average	$50.49	$44.21	$56.42	$47.18

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2006:

2006	24-Hour PJM West Hub Forward Energy Prices*
April	$51.67
May	51.99
June	57.21
July	68.87
August	70.85
September	56.44
October	54.40
November	57.26
December	66.63

2007 Calendar "strip"(1)	$66.79

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

*
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

        The following table summarizes EME Homer City's hedge position at March 31, 2006:

	2006	2007
Megawatt hours	6,622,400	7,590,000
Average price/MWh(1)	$53.54	$64.33

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2006 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price/MWh for EME Homer City's hedge position is based on PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. See "—Basis Risk" below for a discussion of the difference.

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

        Under the PJM market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to by EME Homer City as "basis risk." During the three months ended March 31, 2006, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub (EME Homer City's primary trading hub) by an average of 11%, compared to 6% during the three months ended March 31, 2005. The monthly average difference during the twelve months ended March 31, 2006 ranged from zero to 20%, which occurred in August 2005.

        By entering into cash settled futures contracts and forward contracts using the PJM West Hub (or other similar trading hubs) as the settlement points, EME Homer City is exposed to basis risk as described above. In order to mitigate basis risk, EME Homer City has purchased 8.4 TWh of financial transmission rights and basis swaps in PJM for EME Homer City during the period April 1, 2006 through May 31, 2007, and may continue to purchase financial transmission rights and basis swaps in the future. A financial transmission right is a financial instrument that entitles the holder to receive the difference of actual spot prices for two delivery points in exchange for a fixed amount. Accordingly, EME Homer City's price risk management activities include using financial transmission rights alone or in combination with forward contracts and basis swap contracts to manage basis risk.

Coal Price and Transportation Risk

        The Homer City facilities use approximately 5 million to 6 million tons of coal annually, obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements with terms ranging from one year to five years. The following table summarizes the percent of expected coal requirements for the next five years that were under contract at March 31, 2006.

	2006(1)	2007	2008	2009	2010
Percent of coal requirements under contract	102%	90%	36%	15%	0%

(1)
The percentage in 2006 is calculated based on coal supply and expected generation requirements for a full year.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which is purchased for the Homer City facilities, increased considerably during 2005. The price of NAPP coal (with 13,000 British Thermal units (Btu) per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) fluctuated between $44 per ton and $57 per ton during 2005, with the price of $45 per ton at March 17, 2006, as reported by the Energy Information Administration. The 2005 overall increase in the NAPP coal price was largely attributed to greater demand from domestic power producers and increased international shipments of coal to Asia. During the first quarter of 2006, the price of NAPP coal remained constant at $45 per ton.

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

        The price of emission allowances, particularly SO2 allowances issued through the federal Acid Rain Program, decreased during the first quarter of 2006 from 2005 year-end prices. The average price of purchased SO2 allowances decreased to $928 per ton during the first quarter of 2006 from $1,219 per ton during 2005. This decrease in the price of SO2 allowances during the first quarter of 2006 from 2005 year-end prices has been attributed to lower loads in January 2006 and a decline in natural gas prices. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $675 per ton as of April 28, 2006.

        For a discussion of environmental regulations related to emissions, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2005.

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

        To manage credit risk, EMMT looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if counterparties failed to perform pursuant to the terms of their contractual obligations. EMMT measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EMMT also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. EMMT manages the credit risk on the portfolio based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of EMMT's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

        In addition, coal for the Homer City facilities is purchased from suppliers under contracts which may be for multiple years. A number of the coal suppliers to the Homer City facilities do not currently have an investment grade credit rating and, accordingly, EME Homer City may have limited recourse to collect damages in the event of default by a supplier. EME Homer City seeks to mitigate this risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers.

        EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into the PJM pool accounted for approximately 90% of EME Homer City's operating revenues for the three months ended March 31, 2006. Moody's Investors Service rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all members based upon a predetermined formula.

Interest Rate Risk

        EME Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its subordinated revolving loan with Edison Mission Finance. EME Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities. The increase in fair value of electricity contracts at March 31, 2006 as compared to December 31, 2005 is attributable to a decline in the average market prices for power as compared to contracted prices at March 31, 2006, which is the valuation date.

	March 31, 2006	December 31, 2005
	(in thousands)
Commodity price:
Electricity contracts	$(77,858)	$(230,546)

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

Homer City's commodity price risk management assets and liabilities as of March 31, 2006 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(77,858)	$(67,969)	$(9,889)	$—	$—

Regulatory Matters

        For a discussion of EME Homer City's regulatory matters, refer to "Item 1. Business—Regulatory Matters" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2005. There have been no other significant developments with respect to regulatory matters specifically affecting EME Homer City since the filing of EME Homer City's annual report on Form 10-K for the year ended December 31, 2005, except as follows:

PJM Reliability Pricing Model

        On August 31, 2005, PJM filed under sections 205 and 206 of the Federal Power Act a proposal for a reliability pricing model (RPM) to replace its existing capacity construct. The proposal offers RPM as a new capacity construct to address the deficiencies in PJM's current structure in a comprehensive and integrated manner. On April 20, 2006, the FERC issued an Initial Order on RPM, finding that as a result of a combination of factors, PJM's existing capacity construct is unjust and unreasonable as a long-term capacity solution, because it fails to set prices adequate to ensure energy resources to meet its reliability responsibilities. Although the FERC did not find that the RPM proposal, as filed by PJM, is the just and reasonable replacement for the current capacity construct because some elements of the proposal need further development and elaboration, it did find that certain elements of the RPM proposal, with some adjustment and clarification, may form the basis for a just and reasonable capacity market. Accordingly, in the order the FERC provided guidance on PJM's RPM proposal, as well as other features that need to be included in a just and reasonable capacity market, and established further proceedings to resolve these issues.

FERC Order Regarding PJM Marginal Losses

        On May 1, 2006, the FERC issued an order in response to a complaint filed by Pepco Holdings, Inc. against PJM regarding marginal losses for transmission. The FERC concluded that PJM has violated its tariff by not implementing marginal losses and further directed PJM to implement marginal losses by October 2, 2006. Implementation of marginal losses will adjust the algorithm that calculates locational marginal prices to include a marginal loss component in addition to the already included congestion component. This may have an adverse impact on sellers in the Western PJM region. At this time, it is not possible to predict how the prospective effect of the order will affect the prices at which EME Homer City will be able to sell its power. In addition, PJM is still in the process of determining if it is technically feasible to implement marginal losses by October 2, 2006.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2005. Refer to "Market Risk Exposures" in Item 2 of this quarterly report on Form 10-Q for an update to that disclosure.

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

Internal Control Over Financial Reporting

        There were no changes in EME Homer City's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        No material legal proceedings are presently pending against EME Homer City.

ITEM 1A.    RISK FACTORS

        For a discussion of the risks, uncertainties, and other important factors which could materially affect EME Homer City's business, financial condition, or future results, refer to "Item 1A. Risk Factors" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2005. The risks described in EME Homer City's annual report on Form 10-K are not the only risks facing EME Homer City. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect EME Homer City's business, financial condition or future results.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 1 to Tax-Allocation Agreement, effective March 31, 2006, by and between EME Homer City Generation L.P. and Edison Mission Holdings Co.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P.
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ W. JAMES SCILACCI W. James Scilacci Director and Vice President
Date:	May 8, 2006

QuickLinks

TABLE OF CONTENTS
EME HOMER CITY GENERATION L.P. STATEMENTS OF INCOME (LOSS) (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (DEFICIT) (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2006 (Unaudited)
SIGNATURES