Form 10-Q
period 2006-06-30
EME HOMER CITY GENERATION LP
filed 2006-08-08
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

        Number of shares outstanding of the registrant's ownership interests as of August 8, 2006: Not applicable.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Revenues from Marketing Affiliate
Energy revenues	$143,369	$133,178	$277,056	$287,893
Capacity revenues	3,511	5,029	6,135	9,263
Other revenues	253	169	502	201
Gains (losses) from price risk management	947	(2,256)	(12,961)	(4,084)

Total operating revenues	148,080	136,120	270,732	293,273

Operating Expenses
Fuel	69,148	60,063	129,476	123,793
Gain on sale of emission allowances	—	—	(1,342)	—
Plant operations	28,054	36,478	63,356	59,072
Depreciation and amortization	14,813	15,923	29,630	31,744
Administrative and general	1,437	1,351	2,593	1,912

Total operating expenses	113,452	113,815	223,713	216,521

Operating income	34,628	22,305	47,019	76,752

Other Income (Expense)
Interest and other income	14,830	428	16,272	1,437
Gain on disposal of assets	(128)	1	(128)	24
Interest expense	(36,438)	(37,145)	(71,892)	(74,050)

Total other expense	(21,736)	(36,716)	(55,748)	(72,589)

Income (loss) before income taxes	12,892	(14,411)	(8,729)	4,163
Provision (benefit) for income taxes	4,158	(6,265)	(4,904)	1,861

Net Income (Loss)	$8,734	$(8,146)	$(3,825)	$2,302

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income (Loss)	$8,734	$(8,146)	$(3,825)	$2,302
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $12,424 and $4,924 for the three months and $89,807 and $(16,932) for the six months ended June 30, 2006 and 2005, respectively	17,018	6,004	123,011	(20,648)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(6,284) and $(950) for the three months and $4,472 and $815 for the six months ended June 30, 2006 and 2005, respectively	8,608	1,158	(6,125)	(994)

Other comprehensive income (loss)	25,626	7,162	116,886	(21,642)

Comprehensive Income (Loss)	$34,360	$(984)	$113,061	$(19,340)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands, Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$111,318	$60,248
Fuel inventory	63,504	37,351
Spare parts inventory	24,762	24,616
Deposits under lease swap agreement	—	44,329
Assets under price risk management	50,454	35,755
Deferred taxes	12,248	75,516
Other current assets	20,722	9,428

Total current assets	283,008	287,243

Property, Plant and Equipment	2,143,116	2,140,400
Less accumulated depreciation and amortization	323,364	289,472

Net property, plant and equipment	1,819,752	1,850,928

Deferred taxes	65,432	74,674
Restricted cash	47,124	47,124
Trust deposits	157	157
Long-term assets under price risk management	9,890	1,116

Total Assets	$2,225,363	$2,261,242

Liabilities and Partners' Equity (Deficit)
Current Liabilities
Accounts payable	$9,005	$10,117
Accrued liabilities	25,477	24,835
Due to affiliates	131,709	150,109
Interest payable	25,721	33,510
Interest payable to affiliates	27,738	8,679
Advances under lease swap agreement	16,745	—
Liabilities under price risk management	69,744	213,898
Current portion of lease financing	49,788	47,000

Total current liabilities	355,927	488,148

Long-term debt to affiliate	507,793	438,840
Lease financing, net of current portion	1,259,932	1,309,720
Benefit plans and other	38,564	36,303
Long-term liabilities under price risk management	15,375	53,520

Total Liabilities	2,177,591	2,326,531

Commitments and Contingencies (Note 4)
Partners' Equity (Deficit)	47,772	(65,289)

Total Liabilities and Partners' Equity (Deficit)	$2,225,363	$2,261,242

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity (Deficit)
Balance at December 31, 2005	$(66,044)	$755	$(65,289)
Net loss	(3,821)	(4)	(3,825)
Other comprehensive income	116,769	117	116,886

Balance at June 30, 2006	$46,904	$868	$47,772

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$(3,825)	$2,302
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,630	31,744
Deferred taxes	(12,825)	(15,886)
Gain on sale of emission allowances	(1,342)	—
Gain on asset disposal	128	(24)
Decrease in due to/from affiliates	41,753	1,022
Increase in inventory	(26,300)	(8,188)
Decrease (increase) in other assets	(11,294)	2,617
Increase (decrease) in accounts payable	(1,112)	8,803
Increase in accrued liabilities	642	11,856
Increase (decrease) in interest payable	11,270	(21,349)
Increase in other liabilities	2,262	1,422
Increase (decrease) in net liabilities under price risk management	(3,552)	22,734

Net cash provided by operating activities	25,435	37,053

Cash Flows From Financing Activities
Advances under lease swap agreement	61,074	58,618
Borrowings from affiliates	8,800	—
Borrowings on long-term obligations from affiliates	—	1,325
Repayments on debt obligations from affiliates	—	(12,161)
Repayments of lease financing	(47,000)	(40,622)

Net cash provided by financing activities	22,874	7,160

Cash Flows From Investing Activities
Capital expenditures	(6,772)	(12,923)
Proceeds from sale of assets	—	24
Proceeds from sale of emission allowances	5,633	—
Proceeds from settlement claim	3,900	—
Increase in restricted cash	—	(5)

Net cash provided by (used in) investing activities	2,761	(12,904)

Net increase in cash and cash equivalents	51,070	31,309
Cash and cash equivalents at beginning of period	60,248	74,246

Cash and cash equivalents at end of period	$111,318	$105,555

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position, results of operations and cash flows for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

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

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2005	$(107,052)	$(107,052)
Current period change	116,886	116,886

Balance at June 30, 2006	$9,834	$9,834

        Unrealized gains on cash flow hedges, net of tax, at June 30, 2006, include unrealized gains on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than EME Homer City's contract prices. The decrease in the unrealized losses during the six months ended June 30, 2006 resulted from a decrease in market prices for power.

        As EME Homer City's hedged positions are realized, approximately $6.6 million, after tax, of the net unrealized gains on cash flow hedges at June 30, 2006 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2008.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $(5.0) million and $0.8 million during the second quarters of 2006 and 2005, respectively, and $(15.8) million and $(3.2) million during the six months ended June 30, 2006 and 2005, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in gains (losses) from price risk management in the income statements.

Note 3. Employee Benefit Plans

Pension Plans

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1.6 million to its pension plans in 2006. As of June 30, 2006, $0.4 million in contributions have been made. EME Homer City continues to expect to contribute $1.6 million to its pension plans in 2006.

        Components of pension expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$498	$464	$995	$928
Interest cost	318	293	636	586
Expected return on plan assets	(244)	(213)	(487)	(426)
Net amortization and deferral	9	44	18	89

Total expense	$581	$588	$1,162	$1,177

Postretirement Benefits Other Than Pensions

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $96,000 to its postretirement benefits other than pensions in 2006. As of June 30, 2006, $24,000 in contributions have been made. EME Homer City continues to expect to contribute $96,000 to its postretirement benefits other than pensions in 2006.

        Components of postretirement benefits expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$208	$179	$416	$358
Interest cost	286	250	573	501
Amortization of prior service costs	(26)	(26)	(52)	(52)
Amortization of unrecognized loss	67	5	134	10

Total expense	$535	$408	$1,071	$817

Note 4. Commitments and Contingencies

Capital Improvements

        At June 30, 2006, EME Homer City had firm commitments to spend approximately $1.4 million on capital expenditures during the remainder of 2006, primarily related to ash removal improvements.

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

Insurance

        EME Homer City maintains insurance policies that are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1.1 billion. Under the terms of the participation agreements entered into as part of EME Homer City's sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2007.

        EME Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are consistent with the requirements of the participation agreements.

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed, resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure will result in claims under EME Homer City's property and business interruption insurance policies. At June 30, 2006, EME Homer City recorded a $16.8 million receivable, of which $10.8 million relates to business interruption insurance coverage and has been reflected in interest and other income in EME Homer City's income statements.

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

        On March 31, 2006, EME Homer City entered into an amendment of its tax-allocation agreement with Edison Mission Holdings to provide for the option, at EME Homer City's discretion, to settle Federal and state income tax liabilities under the tax-allocation agreement through an increase in indebtedness under the subordinated revolving loan agreement with Edison Mission Finance. Pursuant to this amendment, EME Homer City elected this option to settle $60.2 million of intercompany tax liabilities through a loan under the subordinated revolving loan agreement with Edison Mission Finance.

Environmental Matters and Regulations

        The construction and operation of power plants are subject to environmental regulation by federal, state and local authorities. EME Homer City believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME Homer City conducts its business, and may also cause it to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that EME Homer City's financial position and results of operations would not be materially adversely affected as a result.

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

Note 5. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash paid
Interest	$60,365	$95,188
Income taxes (receipts)	1,610	2,805
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement	$60,154	$—

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

Statement of Financial Accounting Standards No. 123(R)

        A new accounting standard requires companies to use the fair value accounting method for stock-based compensation. EME Homer City implemented the new standard in the first quarter of 2006 and applied the modified prospective transition method. Under the modified prospective method, the new accounting standard was applied effective January 1, 2006 to the unvested portion of awards previously granted and will be applied to all prospective awards. Prior financial statements were not restated under this method. The new accounting standard resulted in the recognition of expense for all stock-based compensation awards. Prior to January 1, 2006, EME Homer City used the intrinsic value method of accounting, which resulted in no recognition of expense for Edison International stock options. The adoption of this standard had an insignificant impact on EME Homer City's financial statements.

FASB Staff Position FIN 46(R)-6

        In April 2006, the FASB issued Staff Position FIN 46(R)-6, "Determining Variability to be Considered in Applying FIN 46(R)." FIN 46(R)-6 states that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity following a two-step process. The first step is to analyze the nature of the risks in the entity. The second step would be to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance in this FASB Staff Position is effective prospectively beginning July 1, 2006, although companies have until December 31, 2006 to elect retrospective applications. EME Homer City has not yet selected a transition method.

Statement of Financial Accounting Standard Interpretation No. 48

        In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," that clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. The effective date applicable to EME Homer City is January 1, 2007. EME Homer City is currently assessing the potential impact of the proposed interpretation on its financial condition.

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

  •
  the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other activities in the complex and volatile markets in which EME Homer City participates;

  •
  operating risks, including equipment failure, availability, heat rate and output;

  •
  effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards;

  •
  general political, economic and business conditions; and

  •
  weather conditions, natural disasters and other unforeseen events.

        Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in the "Risk Factors" section included in Part I, Item 1A of EME Homer City's Annual Report on Form 10-K for the year ended December 31, 2005. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business. Forward-looking statements speak only as of the date they are made, and EME Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME Homer City with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2005, and as compared to the second quarter of 2005 and six months ended June 30, 2005. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2005.

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

        The energy and capacity from the Homer City facilities are sold under terms, including price and quantity, negotiated by EMMT, an EME subsidiary engaged in the power marketing and trading business, with customers through a combination of bilateral agreements, forward energy sales and spot market sales. See "Market Risk Exposures" for further discussion of forward market prices.

Overview of EME Homer City's Operating Performance

        EME Homer City had net income of $8.7 million in the second quarter of 2006, compared to net loss of $8.1 in the second quarter of 2005, and EME Homer City had net loss of $3.8 million for the first six months of 2006, compared to net income of $2.3 million for the first six months of 2005. The second quarter increase in earnings is primarily attributable to higher energy margin (energy revenues less fuel expenses) resulting from higher average energy prices, lower plant operating costs and estimated insurance recovery related to the Unit 3 outage.

        The 2006 year-to-date decrease in earnings was primarily attributable to lower energy margin and higher plant operating costs in 2006 due to an unplanned outage at Unit 3 as discussed further below, partially offset by the estimated insurance recovery. EME Homer City is generally classified as a baseload plant, which means the amount of generation is largely based on the availability of the plant. Accordingly, the Unit 3 outage reduced the amount of generation during the first six months of 2006.

        Gains (losses) from price risk management activities were $0.9 million and $(13.0) million for the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to $(2.3) million and $(4.1) million for the corresponding periods of 2005. The 2006 year-to-date increase in losses from price risk management activities is primarily attributable to the ineffective portion of cash flow hedges due to higher basis differential between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system).

Unit 3 Outage

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed, resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. EME Homer City has adjusted its previously planned outage schedules for Unit 3 and the other Homer City units in order to minimize to the extent practicable overall outage activities for all units through the first half of 2007. Taking into consideration the impact of the outage, generation for the year is currently expected to be approximately 13 TWh. The actual financial impact and generation levels in 2006 will depend on the effect of market conditions upon the dispatch of the plant and on prevailing power prices during the balance of the year.

        The main transformer failure will result in claims under EME Homer City's property and business interruption insurance policies. At June 30, 2006, EME Homer City recorded a $16.8 million receivable related to these claims. Resolution of the claims is subject to a number of uncertainties, including computations of the lost profit during the outage period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Revenues (in millions)
Energy revenues	$143	$133	$277	$288
Capacity revenues	4	5	6	9
Other revenue	—	—	1	—
Net gains (losses) from price risk management	1	(2)	(13)	(4)

Total operating revenues	$148	$136	$271	$293

Statistics
Generation (in GWh)	2,866	3,102	5,387	6,636
Equivalent availability(1)	74.3%	77.1%	73.1%	82.6%
Capacity factor(2)	69.5%	75.2%	65.7%	80.8%
Load factor(3)	93.6%	97.6%	89.9%	97.9%
Forced outage rate(4)	19.9%	3.6%	22.8%	5.6%
Average energy price/MWh	$50.02	$42.93	$51.43	$43.38
Average fuel costs/MWh	$24.13	$19.36	$24.03	$18.65

(1)
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

(3)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(4)
EME Homer City refers to unplanned maintenance as a forced outage.

Operating Revenues

        Operating revenues increased $12.0 million and decreased $22.5 million in the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The second quarter increase was primarily due to higher average energy prices. The 2006 year-to-date decrease is primarily attributable to lower energy revenues and increased losses related to price risk management activities. During the six months ended June 30, 2006, an unplanned outage at Unit 3 contributed to lower generation and availability which was partially offset by increased average energy prices.

Unit 3 Outage

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed, resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. EME Homer City has adjusted its previously planned outage schedules for Unit 3 and the other Homer City units in order to minimize to the extent practicable overall outage activities for all units through the first half of 2007.

Price Risk Management

        Net gains (losses) from price risk management activities were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. EME Homer City recorded gains (losses) of $(5.0) million and $0.8 million during the second quarters of 2006 and 2005, respectively, and $(15.8) million and $(3.2) million during the six months ended June 30, 2006 and 2005, respectively, representing the amount of cash flow hedges' ineffectiveness. Losses related to the ineffective portion of hedge contracts were primarily due to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). Also included in net gains (losses) from price risk management activities are economic hedges that did not qualify for hedge accounting under SFAS No. 133 of $6.0 million and $(3.0) million in the second quarters of 2006 and 2005, respectively, and $2.8 million and $(0.9) million during the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, cumulative unrealized losses of $42.0 million (pre-tax) have been recognized on hedge contracts that pertain to the remainder of 2006, 2007 and 2008. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Operating Expenses

        Operating expenses decreased $0.4 million and increased $7.2 million in the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. Operating expenses consisted of expenses for fuel, gain on sale of emission allowances, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $9.1 million and $5.7 million in the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The 2006 increases were due to higher coal costs driven primarily by the use of lower sulfur coal and the expiration in 2005 of certain lower-priced contracts, partially offset by a decrease in the market price of SO2 emission allowances and lower coal consumption attributable to lower generation. The cost of SO2 allowances decreased to $9.0 million and $20.9 million during the second quarter of 2006 and six months ended June 30, 2006, respectively, from $14.1 million and $28.7 million during the second quarter of 2005 and six months ended June 30, 2005. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 emission allowances.

        Income from the sale of emission allowances was $1.3 million during the six months ended June 30, 2006, attributable to excess nitrogen oxide (NOx) allowances sold to an affiliate during the first quarter of 2006.

        Plant operations costs decreased $8.4 million and increased $4.3 million in the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The second quarter decrease was primarily attributable to higher planned equipment maintenance costs and the cost of replacing the catalyst for the pollution control equipment, both in the second quarter of 2005. The 2006 year-to-date increase was primarily attributable to higher maintenance and repair costs for Unit 3 relating to the unplanned outage.

Other Income (Expense)

        Interest and other income increased $14.4 million and $14.8 million in the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The increases were primarily attributable to estimated insurance recovery of $10.8 million related to the Unit 3 outage.

        Interest expense decreased $0.7 million and $2.2 million in the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also includes interest of $10.3 million and $9.4 million in the second quarters of 2006 and 2005, respectively, and $19.1 million and $18.8 million in the six months ended June 30, 2006 and 2005, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

        EME Homer City had effective income tax provision (benefit) rates during the first six months of 2006 and 2005 of (56.2)% and 44.7%, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Cash Flow

        At June 30, 2006, EME Homer City had cash and cash equivalents of $111.3 million, compared to $60.2 million at December 31, 2005. Net working capital at June 30, 2006 was $(72.9) million, compared to $(200.9) million at December 31, 2005. Net working capital increased $128.0 million primarily due to an increase in cash and cash equivalents and a decrease in current net liabilities under price risk management related to electricity contracts.

        Net cash provided by operating activities decreased $11.6 million in the first six months of 2006, compared to the corresponding period of 2005. The 2006 decrease was primarily due to losses in 2006 versus income in 2005.

        Net cash provided by financing activities increased $15.7 million in the first six months of 2006, compared to the corresponding period of 2005. The 2006 increase was primarily attributable to borrowings under a subordinated revolving loan agreement with Edison Mission Finance in 2006, compared to repayments on affiliate debt in 2005. Partially offsetting the increase was higher repayments of the lease financing in 2006.

        Net cash provided by (used in) investing activities was $2.8 million and $(12.9) million in the first six months of 2006 and 2005, respectively. The 2006 increase in net cash provided by investing activities was due to proceeds from the sale of emission allowances to an affiliate, proceeds received in 2006 related to a settlement with Alstom Power in connection with the 2002 outage of Unit 3, and lower capital expenditures incurred during 2006.

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

Capital Expenditures and Lease Covenants

        EME Homer City plans to spend $8.2 million in the remaining two quarters of 2006 and $19.9 million and $9.6 million in 2007 and 2008, respectively, for capital expenditures. Included in the estimated expenditures is $2.2 million for the remaining two quarters of 2006 and $9.0 million in 2007 relating to environmental projects such as SCR performance improvements on all three units. The non-environmental portion of planned expenditures relates to upgrades to the coal handling system, ash removal improvements and various other projects.

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

        The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended June 30, 2006, the senior rent service coverage ratio was 2.26 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. Net operating cash flow represents revenues less operating expenses as defined in the sale-leaseback documents. Revenue during the twelve months ended June 30, 2006 includes $43.5 million and $20 million from an advance payment from EMMT on March 31, 2006 and April 30, 2006, respectively, against future deliveries of power to it under its trading arrangements with EME Homer City. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40.0 million included in restricted cash at June 30, 2006 related to these reserve accounts.

Distributions to EME

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction:

	Six Months Ended June 30,
	2006	2005
	(in millions)
Payment of interest	$—	$28.9
Payment of principal	—	12.1

Total payments	$—	$41.0

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

Federal—United States of America

Clean Air Act

Mercury Regulation—

        As part of its evaluation of environmental control technologies for the Homer City facilities, EME Homer City has obtained cost estimates from an engineering and construction company that are substantially higher than the approximately $350 million to $400 million previously estimated for the 2006-2010 timeframe. The estimated costs have increased for a number of reasons, including increased material costs and greater demand for environmental control equipment scheduled for installation during the same period. In light of higher estimated capital costs, the impact of the recent decline in emissions costs and the continued uncertainty over the final provisions of relevant environmental regulations, EME Homer City has deferred making commitments for the installation of further environmental controls at the Homer City facilities at this time. EME Homer City plans to study alternative environmental technologies while continuing to review and refine the scope of the project, estimated for control equipment and to monitor developments related to mercury and other environmental regulations.

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

  •
  the availability, reliability and operation of competing power generation facilities, including nuclear generating plants, where applicable, and the extended operation of such facilities beyond their presently expected dates of decommissioning;

  •
  weather conditions prevailing in surrounding areas from time to time; and

  •
  changes in the demand for electricity or in patterns of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

Introduction

        EME Homer City sells all its energy and capacity into wholesale power markets through EMMT. EMMT enters into forward contracts for EME Homer City's electric output in order to provide more predictable earnings and cash flow. When appropriate, EMMT manages the spread between electric prices and fuel prices through the use of forward contracts, swaps, futures, or options contracts. There is no assurance that contracts to hedge changes in market prices will be effective.

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

Energy Price Risk

        Electric power generated at the Homer City facilities is generally sold into the PJM market. PJM has a short-term market, which establishes an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub during the first six months of 2006 and 2005:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2006	2005	2006	2005
January	$48.67	$45.82	$54.57	$49.53
February	49.54	39.40	56.39	42.05
March	53.26	47.42	58.30	49.97
April	48.50	44.27	49.92	44.55
May	44.71	43.67	48.55	43.64
June	38.78	46.63	45.78	53.72

Six-Month Average	$47.24	$44.54	$52.25	$47.24

(1)
Energy prices were calculated at the Homer City busbar (delivery point) and PJM West Hub using historical hourly real-time prices provided on the PJM web-site.

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2006:

24-Hour PJM West Hub Forward Energy Prices(1)
2006
July	$59.69
August	63.18
September	49.56
October	48.23
November	53.15
December	65.25
2007 Calendar "strip"(2)	$63.80
2008 Calendar "strip"(2)	$62.58

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes EME Homer City's hedge position at June 30, 2006:

	2006	2007	2008
Megawatt hours	4,415,900	7,590,000	2,371,200
Average price/MWh(1)	$54.07	$64.35	$66.01

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2006 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price/MWh for EME Homer City's hedge position is based on PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. See "—Basis Risk" below for a discussion of the difference.

Basis Risk

        Sales made from the Homer City facilities in the real-time or day-ahead market receive the actual spot prices at the Homer City busbar. In order to mitigate price risk from changes in spot prices at the Homer City busbar, EME Homer City may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the Homer City busbar does not exist. A liquid market does exist at the PJM West Hub. EME Homer City's price risk management activities use this settlement point to enter into hedging contracts. EME Homer City's revenues with respect to such forward contracts include:

  •
  sales of actual generation in the amounts covered by the forward contracts with reference to PJM spot prices at the Homer City busbar, plus,

  •
  sales to third parties at the price under such hedging contracts at designated settlement points (generally the PJM West Hub) less the cost of power at spot prices at the same designated settlement points.

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the six months ended June 30, 2006, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub (EME Homer City's primary trading hub) by an average of 10%, compared to 6% during the six months ended June 30, 2005. The monthly average difference during the twelve months ended June 30, 2006 ranged from 3% to 20%, which occurred in August 2005.

        By entering into cash settled futures contracts and forward contracts using the PJM West Hub as the settlement point, EME Homer City is exposed to basis risk as described above. In order to mitigate basis risk, EME Homer City purchased 7.8 TWh of financial transmission rights and basis swaps in PJM for EME Homer City during the period July 1, 2006 through May 31, 2007, and may continue to purchase financial transmission rights and basis swaps in the future. A financial transmission right is a financial instrument that entitles the holder to receive the difference of actual spot prices for two delivery points in exchange for a fixed amount. Accordingly, EME Homer City's price risk management activities include using financial transmission rights alone or in combination with forward contracts and basis swap contracts to manage basis risk.

Coal Price and Transportation Risk

        The Homer City facilities use approximately 5 million to 6 million tons of coal annually, obtained primarily from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements with terms ranging from one year to five years. The following table summarizes the percent of expected coal requirements for the next five years that were under contract at June 30, 2006.

	2006(1)	2007	2008	2009	2010
Percent of coal requirements under contract	99%	97%	39%	15%	0%

(1)
The percentage in 2006 is calculated based on coal supply and expected generation requirements for a full year.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which is related to the price of coal purchased for the Homer City facilities, increased considerably during 2005. The price of NAPP coal (with 13,000 British Thermal units (Btu) per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) fluctuated between $44 per ton and $57 per ton during 2005, with a price of $45 per ton at December 30, 2005, as reported by the Energy Information Administration. The 2005 overall increase in the NAPP coal price was largely attributed to greater demand from domestic power producers and increased international shipments of coal to Asia. During the first six months of 2006, the price of NAPP coal decreased to $37.50 per ton at June 23, 2006, as reported by the Energy Information Administration, due to the combined effects of a mild winter, easing natural gas prices and improving eastern stockpiles.

Emission Allowances Price Risk

        The federal Acid Rain Program requires electric generating stations to hold SO2 allowances, and Pennsylvania regulations implemented the federal NOx SIP Call requirement. Under these programs, EME Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. As part of the acquisition of the Homer City facilities, EME Homer City obtained the rights to the emission allowances that have been or are allocated to these facilities.

        The price of emission allowances, particularly SO2 allowances issued through the federal Acid Rain Program, decreased during the first half of 2006 from 2005 year-end prices. The average price of purchased SO2 allowances decreased to $899 per ton during the six months ended June 30, 2006 from $1,219 per ton during 2005. The decrease in the price of SO2 allowances during the six months ended June 30, 2006 from 2005 year-end prices has been attributed to lower loads in January 2006 and a decline in natural gas prices. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $750 per ton as of July 31, 2006.

        For a discussion of environmental regulations related to emissions, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2005.

Credit Risk

        In conducting EME Homer City's price risk management activities, EMMT contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME Homer City would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME Homer City. Further, EME Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time a counterparty defaulted.

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

        EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 83% of EME Homer City's operating revenues for the six months ended June 30, 2006. Moody's Investors Service rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

Interest Rate Risk

        EME Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its subordinated revolving loan with Edison Mission Finance. EME Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities. The increase in fair value of electricity contracts at June 30, 2006 as compared to December 31, 2005 is attributable to a decline in the average market prices for power as compared to contracted prices at June 30, 2006, which is the valuation date.

	June 30, 2006	December 31, 2005
	(in thousands)
Commodity price:
Electricity contracts	$(24,775)	$(230,546)

        In assessing the fair value of EME Homer City's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME Homer City's commodity price risk management assets and liabilities as of June 30, 2006 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(24,775)	$(19,290)	$(5,485)	$—	$—

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

FERC Order Regarding PJM Marginal Losses

        On May 1, 2006, the FERC issued an order in response to a complaint filed by Pepco Holdings, Inc. against PJM regarding marginal losses for transmission. The FERC concluded that PJM had violated its tariff by not implementing marginal losses and further directed PJM to implement marginal losses by October 2, 2006. Implementation of marginal losses will adjust the algorithm that calculates locational marginal prices to include a marginal loss component in addition to the already included congestion component. This may have an adverse impact on sellers in the Western PJM and Northern Illinois regions. On June 19, 2006, the FERC issued an order delaying implementation of marginal losses in PJM until June 1, 2007, and at this time, it is not possible to predict how the prospective effect of the order will affect the prices at which EME Homer City will be able to sell its power.

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

EME HOMER CITY GENERATION L.P.
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ W. James Scilacci W. James Scilacci Director and Vice President
Date:	August 8, 2006

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
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2006 (Unaudited)
SIGNATURES