Form 10-Q
period 2006-09-30
EME HOMER CITY GENERATION LP
filed 2006-11-03
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

        Number of shares outstanding of the registrant's ownership interests as of November 3, 2006: Not applicable.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Operating Revenues from Marketing Affiliate
Energy revenues	$173,560	$184,564	$450,616	$472,457
Capacity revenues	4,219	5,033	10,354	14,296
Other revenues	1,164	158	1,666	359
Gains (losses) from price risk management	19,802	(21,734)	6,841	(25,818)

Total operating revenues	198,745	168,021	469,477	461,294

Operating Expenses
Fuel	83,996	84,048	213,472	207,841
Gain on sale of emission allowances	(540)	—	(1,882)	—
Plant operations	22,152	20,732	85,508	79,804
Depreciation and amortization	14,873	15,889	44,503	47,633
Asset impairment and other charges	—	257	—	257
Administrative and general	1,627	664	4,220	2,576

Total operating expenses	122,108	121,590	345,821	338,111

Operating income	76,637	46,431	123,656	123,183

Other Income (Expense)
Interest and other income (expense)	1,678	762	17,950	2,199
Gain (loss) on disposal of assets	—	—	(128)	24
Interest expense	(37,028)	(36,765)	(108,920)	(110,815)

Total other expense	(35,350)	(36,003)	(91,098)	(108,592)

Income before income taxes	41,287	10,428	32,558	14,591
Provision for income taxes	17,376	4,528	12,472	6,389

Net Income	$23,911	$5,900	$20,086	$8,202

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$23,911	$5,900	$20,086	$8,202
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $38,907 and $(70,471) for the three months and $128,714 and $(87,402) for the nine months ended September 30, 2006 and 2005, respectively	53,294	(85,936)	176,305	(106,584)
Reclassification adjustments included in net income, net of income tax expense of $4,230 and $20,532 for the three months and $8,702 and $21,348 for the nine months ended September 30, 2006 and 2005, respectively	(5,794)	(25,039)	(11,919)	(26,033)

Other comprehensive income (loss)	47,500	(110,975)	164,386	(132,617)

Comprehensive Income (Loss)	$71,411	$(105,075)	$184,472	$(124,415)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands, Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$193,288	$60,248
Fuel inventory	54,340	37,351
Spare parts inventory	25,252	24,616
Deposits under lease swap agreement	—	44,329
Assets under price risk management	90,366	35,755
Deferred taxes	—	75,516
Other current assets	20,628	9,428

Total current assets	383,874	287,243

Property, Plant and Equipment	2,145,852	2,140,400
Less accumulated depreciation and amortization	338,237	289,472

Net property, plant and equipment	1,807,615	1,850,928

Deferred taxes	49,574	74,674
Restricted cash	47,124	47,124
Trust deposits	157	157
Long-term assets under price risk management	32,996	1,116

Total Assets	$2,321,340	$2,261,242

Liabilities and Partners' Equity (Deficit)
Current Liabilities
Accounts payable	$4,907	$10,117
Accrued liabilities	32,175	24,835
Due to affiliates	144,234	150,109
Interest payable	52,211	33,510
Interest payable to affiliates	38,148	8,679
Advances under lease swap agreement	16,745	—
Liabilities under price risk management	47,197	213,898
Current deferred tax liabilities	4,039	—
Current portion of lease financing	49,788	47,000

Total current liabilities	389,444	488,148

Long-term debt to affiliate	511,280	438,840
Lease financing, net of current portion	1,259,932	1,309,720
Benefit plans and other	39,845	36,303
Long-term liabilities under price risk management	1,656	53,520

Total Liabilities	2,202,157	2,326,531

Commitments and Contingencies (Note 4)
Partners' Equity (Deficit)	119,183	(65,289)

Total Liabilities and Partners' Equity (Deficit)	$2,321,340	$2,261,242

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity (Deficit)
Balance at December 31, 2005	$(66,044)	$755	$(65,289)
Net income	20,066	20	20,086
Other comprehensive income	164,222	164	164,386

Balance at September 30, 2006	$118,244	$939	$119,183

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$20,086	$8,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,503	47,633
Deferred taxes	(15,359)	(102,385)
Loss on asset impairment and other charges	—	257
Gain on sale of emission allowances	(1,882)	—
Gain (loss) on asset disposal	128	(24)
Decrease (increase) in due to/from affiliates	54,278	(13,153)
Decrease (increase) in inventory	(17,625)	1,268
Decrease (increase) in other assets	(11,200)	144
Increase (decrease) in accounts payable	(5,210)	2,007
Increase in accrued liabilities	7,340	18,888
Increase in interest payable	48,170	5,956
Increase in other liabilities	3,542	2,156
Increase (decrease) in net liabilities under price risk management	(20,657)	141,414

Net cash provided by operating activities	106,114	112,363

Cash Flows From Financing Activities
Advances under lease swap agreement	61,074	58,618
Borrowings from affiliates	12,287	—
Borrowings on long-term obligations from affiliates	—	1,325
Repayments on debt obligations from affiliates	—	(23,808)
Repayments of lease financing	(47,000)	(40,641)

Net cash provided by (used in) financing activities	26,361	(4,506)

Cash Flows From Investing Activities
Capital expenditures	(9,508)	(14,978)
Proceeds from sale of assets	—	24
Proceeds from sale of emission allowances	6,173	—
Proceeds from settlement claim	3,900	—
Increase in restricted cash	—	(5)

Net cash provided by (used in) investing activities	565	(14,959)

Net increase in cash and cash equivalents	133,040	92,898
Cash and cash equivalents at beginning of period	60,248	74,246

Cash and cash equivalents at end of period	$193,288	$167,144

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position, results of operations and cash flows for the periods covered by this quarterly report on Form 10-Q. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

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

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2005	$(107,052)	$(107,052)
Current period change	164,386	164,386

Balance at September 30, 2006	$57,334	$57,334

        Unrealized gains on cash flow hedges, net of tax, at September 30, 2006, include unrealized gains on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than EME Homer City's contract prices. The decrease in the unrealized losses during the nine months ended September 30, 2006 resulted from a decrease in market prices for power.

        As EME Homer City's hedged positions are realized, approximately $37.0 million, after tax, of the net unrealized gains on cash flow hedges at September 30, 2006 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2008.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $7.6 million and $(31.6) million during the third quarters of 2006 and 2005, respectively, and $(8.2) million and $(34.8) million during the nine months ended September 30, 2006 and 2005, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in gains (losses) from price risk management in the income statements.

Note 3. Employee Benefit Plans

Pension Plans

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1.6 million to its pension plans in 2006. As of September 30, 2006, $0.4 million in contributions have been made. Additional funding in 2006 could be lower than anticipated, depending on the funded status at year-end and tax-deductible funding limitations.

        Components of pension expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$498	$434	$1,493	$1,331
Interest cost	317	275	953	844
Expected return on plan assets	(243)	(225)	(730)	(663)
Net amortization and deferral	9	8	27	61

Total expense	$581	$492	$1,743	$1,573

Postretirement Benefits Other Than Pensions

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $96,000 to its postretirement benefits other than pensions in 2006. As of September 30, 2006, $24,000 in contributions have been made. EME Homer City continues to expect to contribute $96,000 to its postretirement benefits other than pensions in 2006.

        Components of postretirement benefits expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$208	$207	$624	$565
Interest cost	287	301	860	802
Amortization of prior service costs	(26)	(26)	(78)	(78)
Amortization of unrecognized loss	67	78	201	88

Total expense	$536	$560	$1,607	$1,377

Note 4. Commitments and Contingencies

Capital Improvements

        At September 30, 2006, EME Homer City had firm commitments to spend approximately $0.5 million on capital expenditures during the remainder of 2006, primarily related to selective catalytic reduction system (SCR) performance improvements.

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

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed, resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure will result in claims under EME Homer City's property and business interruption insurance policies. At September 30, 2006, EME Homer City had a $16.8 million receivable, of which $10.8 million relates to business interruption insurance coverage and has been reflected in interest and other income (expense) in EME Homer City's income statements.

FERC Notice Regarding Investigatory Proceeding against EMMT

        At the end of October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the FERC's rules with respect to certain bidding practices employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Should a formal proceeding be commenced, EMMT will be entitled to an evidentiary hearing before an Administrative Law Judge, review of the Administrative Law Judge's decision by the full FERC, and review of any adverse FERC decision by an appellate court. EMMT has advised EME Homer City that EMMT believes that it has complied with the FERC's rules and that it intends to contest vigorously any allegation of violation. EMMT has further advised EME Homer City that it cannot predict at this time the outcome of this matter or estimate the possible liability should the outcome be adverse.

Tax Matters

        EME Homer City is, and may in the future be, under examination by tax authorities with respect to positions it takes in connection with the filing of its tax returns. Matters raised upon audit may involve substantial amounts, which, if resolved unfavorably, an event not currently anticipated, could possibly be material. However, in EME Homer City's opinion, it is unlikely that the resolution of any such matters will have a material adverse effect upon EME Homer City's financial condition or results of operations.

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

Environmental Matters and Regulations

        The construction and operation of power plants are subject to environmental regulation by federal, state and local authorities. EME Homer City believes that it is in substantial compliance with existing environmental regulatory requirements. Federal environmental regulations require reductions in emissions beginning in 2009 and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. The initial State Implementation Plans (SIP) for the Clean Air Interstate Rule were to be submitted during September 2006; however, the US EPA has extended this date, thereby allowing the states to submit abbreviated SIPs by April 30, 2007. Compliance with these regulations will affect the costs and the manner in which EME Homer City conducts its business, and will require EME Homer City to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that EME Homer City's financial position and results of operations would not be materially adversely affected as a result.

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

Note 5. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash paid
Interest	$60,365	$104,541
Income taxes	2,010	3,755
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement	60,154	—

Note 6. Related Party Transactions

        During March 2006, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $8.8 million to EME Homer City under the subordinated revolving loan agreement in place between Edison Mission Finance and EME Homer City. The funds were used to assist EME Homer City with a cash shortfall resulting from reduced revenues and higher maintenance expenses caused by the Unit 3 outage. For similar reasons, at the end of March 2006 and April 2006, Edison Mission Marketing & Trading (EMMT) made advance payments to EME Homer City in the amounts of $43.5 million and $20 million, respectively, against future deliveries of power to it under its trading arrangements with EME Homer City. The proceeds of the subordinated loans were deposited in EME Homer City's operating account and the prepayment by EMMT was deposited in EME Homer City's revenue account. In October 2006, EME Homer City returned the $8.8 million previously advanced by Edison Mission Finance. It is currently anticipated that all the advance payments by EMMT will be applied against amounts invoiced to EMMT within the next six months.

Note 7. New Accounting Pronouncements

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

FASB Staff Position FIN 46(R)-6

        In April 2006, the FASB issued Staff Position FIN 46(R)-6, "Determining Variability to be Considered in Applying FIN 46(R)." FIN 46(R)-6 states that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity following a two-step process. The first step is to analyze the nature of the risks in the entity. The second step would be to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance in this FASB Staff Position is effective prospectively beginning July 1, 2006, although companies have until December 31, 2006 to elect retrospective applications. This guidance had no impact on EME Homer City's financial statements.

Statement of Financial Accounting Standard Interpretation No. 48

        In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," that clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. The effective date applicable to EME Homer City is January 1, 2007. EME Homer City is currently assessing the potential impact of the interpretation on its financial condition.

Statement of Financial Accounting Standards No. 157

        In September 2006, the FASB issued a new accounting standard on fair value measurements (Statement of Financial Accounting Standards No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. EME Homer City will adopt SFAS No. 157 on January 1, 2008. EME Homer City is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

Statement of Financial Accounting Standards No. 158

        In September 2006, the FASB issued SFAS No. 158, which amends the accounting by employers for defined benefit pension plans and postretirement benefits other than pensions. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or liability in their balance sheet; the asset or liability is offset through other comprehensive income. The standard also requires companies to align the measurement dates for their plans to their fiscal year-ends; EME Homer City already has a fiscal year-end measurement date for all of its postretirement plans. EME Homer City will adopt SFAS No. 158 prospectively on December 31, 2006. Had SFAS No. 158 been effective as of December 31, 2005, EME Homer City would have recorded additional postretirement benefit liabilities of $5 million and a reduction to accumulated other comprehensive income (a component of partners' equity) of $3 million, net of tax. EME Homer City is currently assessing the impact of this standard, but does not expect a material effect on its financial statements or its financial covenants.

Staff Accounting Bulletin No. 108

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The new guidance requires additional quantitative testing to determine whether a misstatement is material. EME Homer City will implement SAB No. 108 for the filing of its 2006 Annual Report on Form 10-K. EME Homer City does not expect that SAB No. 108 will have a material effect on its financial statements.

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

  •
  operating risks, including equipment failure, availability, heat rate, output, and availability and cost of spare parts and repairs;

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2005, and as compared to the third quarter of 2005 and nine months ended September 30, 2005. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2005.

        This MD&A is presented in four sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING ESTIMATES

Management's Overview

Introduction

        EME Homer City is a Pennsylvania limited partnership formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 MW. EME Homer City does not have any plans to purchase or develop new power plants at this time. In December 2001, EME Homer City completed a sale-leaseback transaction of the Homer City facilities to third-party lessors. The sale-leaseback transaction is accounted for as a lease financing for financial reporting purposes.

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

Overview of EME Homer City's Operating Performance

        EME Homer City's net income increased $18.0 million and $11.9 million for the third quarter of 2006 and nine months ended September 30, 2006, respectively, compared to the corresponding periods of 2005. The third quarter increase in earnings is primarily attributable to gains from price risk management activities. The 2006 year-to-date increase in earnings resulted from favorable third quarter 2006 over third quarter 2005 changes in net gains (losses) from the ineffective portion of hedge contracts and estimated insurance recovery related to the Unit 3 outage described below. Partially offsetting these increases were lower energy margins (energy revenues less fuel expenses) resulting from lower generation and higher plant operating costs in 2006 due to an unplanned outage at Unit 3. EME

Homer City is generally classified as a baseload plant, which means the amount of generation is largely based on the availability of the plant. Accordingly, the Unit 3 outage reduced the amount of generation during the first nine months of 2006.

        Gains (losses) from price risk management activities were $19.8 million and $6.8 million for the third quarter of 2006 and nine months ended September 30, 2006, respectively, compared to $(21.7) million and $(25.8) million for the corresponding periods of 2005. The 2006 increases in net gains (losses) from price risk management activities are primarily attributable to the ineffective portion of cash flow hedges due to the basis differential between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system).

Unit 3 Outage

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed, resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. EME Homer City has adjusted its previously planned outage schedules for Unit 3 and the other Homer City units in order to minimize to the extent practicable overall outage activities for all units through the first half of 2007. The main transformer failure will result in claims under EME Homer City's property and business interruption insurance policies. At September 30, 2006, EME Homer City had a $16.8 million receivable related to these claims. Resolution of the claims is subject to a number of uncertainties, including computations of the lost profit during the outage period.

        During March 2006, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $8.8 million to EME Homer City under the subordinated revolving loan agreement in place between Edison Mission Finance and EME Homer City. The funds were used to assist EME Homer City with a cash shortfall resulting from reduced revenues and higher maintenance expenses caused by the Unit 3 outage. For similar reasons, at the end of March 2006 and April 2006, EMMT made advance payments to EME Homer City in the amounts of $43.5 million and $20 million, respectively, against future deliveries of power to it under its trading arrangements with EME Homer City. The proceeds of the subordinated loans were deposited in EME Homer City's operating account and the prepayment by EMMT was deposited in EME Homer City's revenue account. In October 2006, EME Homer City returned the $8.8 million previously advanced by Edison Mission Finance. It is currently anticipated that all the advance payments by EMMT will be applied against amounts invoiced to EMMT within the next six months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues (in millions)
Energy revenues	$174	$185	$451	$473
Capacity revenues	4	5	10	14
Other revenue	1	—	2	—
Net gains (losses) from price risk management	20	(22)	7	(26)

Total operating revenues	$199	$168	$470	$461

Statistics
Generation (in GWh)	3,664	4,060	9,052	10,697
Equivalent availability(1)	91.9%	98.7%	79.4%	88.0%
Capacity factor(2)	87.9%	97.4%	73.2%	86.4%
Load factor(3)	95.6%	98.7%	92.1%	98.2%
Forced outage rate(4)	5.8%	0.2%	16.9%	3.6%
Average energy price/MWh	$47.37	$45.45	$49.78	$44.17
Average fuel costs/MWh	$22.92	$20.70	$23.58	$19.43

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

Operating Revenues

        Operating revenues increased $30.7 million and $8.2 million in the third quarter of 2006 and nine months ended September 30, 2006, respectively, compared to the corresponding periods of 2005. The increases were primarily attributable to changes in net gains (losses) related to price risk management activities (discussed below), lower generation due to higher forced outages, including the Unit 3 outage earlier this year, partially offset by increased average energy prices.

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

Price Risk Management

        Net gains (losses) from price risk management activities were primarily attributable to:

  •
  the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. EME Homer City recorded gains (losses) of $7.6 million and $(31.6) million during the third quarters of 2006 and 2005, respectively, and $(8.2) million and $(34.8) million during the nine months ended September 30, 2006 and 2005, respectively, representing the amount of cash flow hedges' ineffectiveness. Gains (losses) related to the ineffective portion of hedge contracts were primarily due to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system and the settlement point for sales into PJM from the Homer City facilities).

  •
  net gains (losses) from economic hedges that did not qualify for hedge accounting under SFAS No. 133. EME Homer City recorded gains of $12.2 million and $9.9 million in the third quarters of 2006 and 2005, respectively, and $15.1 million and $9.0 million during the nine months ended September 30, 2006 and 2005, respectively.

        At September 30, 2006, cumulative unrealized losses of $24.7 million (pre-tax) have been recognized on hedge contracts that pertain to the remainder of 2006, 2007 and 2008. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Seasonal Disclosure

        Due to higher electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Homer City facilities vary substantially. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) which reduces generation and increases major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from EME Homer City are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. See "Market Risk Exposures—Commodity Price Risk—Energy Price Risk" for further discussion regarding market prices.

Operating Expenses

        Operating expenses increased $7.7 million in the nine months ended September 30, 2006, compared to the corresponding period of 2005. Operating expenses consisted of expenses for fuel, gain on sale of emission allowances, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $5.6 million in the nine months ended September 30, 2006, compared to the corresponding period of 2005. The 2006 increase was due to higher coal costs driven primarily by scheduled price increases, the expiration in 2005 of certain lower-priced contracts, and the use of lower sulfur coal. The cost of SO2 allowances decreased to $9.5 million and $30.3 million during the third quarter of 2006 and nine months ended September 30, 2006, respectively, from $22.2 million and $50.9 million during the third quarter of 2005 and nine months ended September 30, 2005. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 emission allowances.

        Income from the sale of emission allowances was $1.9 million during the nine months ended September 30, 2006, attributable to excess nitrogen oxide (NOx) allowances sold to an affiliate and third parties during the first nine months of 2006.

        Plant operations costs increased $1.4 million and $5.7 million in the third quarter of 2006 and nine months ended September 30, 2006, respectively, compared to the corresponding periods of 2005. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. The third quarter increase was primarily attributable to higher costs of contract services. The 2006 year-to-date increase was primarily attributable to higher maintenance and repair costs for Unit 3 relating to the unplanned outage and higher costs of contract services.

Other Income (Expense)

        Interest and other income increased $0.9 million and $15.8 million in the third quarter of 2006 and nine months ended September 30, 2006, respectively, compared to the corresponding periods of 2005. The 2006 year-to-date increase was primarily attributable to estimated insurance recovery of $10.8 million related to the Unit 3 outage.

        Interest expense decreased $1.9 million in the nine months ended September 30, 2006, compared to the corresponding period of 2005. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also includes interest of $10.4 million and $9.3 million in the third quarters of 2006 and 2005, respectively, and $29.5 million and $28.1 million in the nine months ended September 30, 2006 and 2005, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

        EME Homer City had effective income tax provision (benefit) rates during the first nine months of 2006 and 2005 of 38.3% and 43.8%, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Cash Flow

        At September 30, 2006, EME Homer City had cash and cash equivalents of $193.3 million, compared to $60.2 million at December 31, 2005. Net working capital at September 30, 2006 was $(5.6) million, compared to $(200.9) million at December 31, 2005. Net working capital increased $195.3 million primarily due to an increase in cash and cash equivalents and a net decrease in current assets and liabilities under price risk management related to electricity contracts.

        Net cash provided by operating activities decreased $6.2 million in the first nine months of 2006, compared to the corresponding period of 2005. The 2006 decrease was primarily due to the timing of cash receipts and disbursements related to working capital items.

        Net cash provided by financing activities increased $30.9 million in the first nine months of 2006, compared to the corresponding period of 2005. The 2006 increase was primarily attributable to borrowings under a subordinated revolving loan agreement with Edison Mission Finance in 2006, compared to repayments on affiliate debt in 2005. Partially offsetting the increase was higher repayments of the lease financing in 2006.

        Net cash provided by investing activities increased $15.5 million in the first nine months of 2006, compared to the corresponding period of 2005. The 2006 increase was due to proceeds from the sale of emission allowances to an affiliate, proceeds received in 2006 related to a settlement with Alstom Power in connection with the 2002 outage of Unit 3 and lower capital expenditures in 2006.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Interim Funding Arrangements

        During March 2006, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $8.8 million to EME Homer City under the subordinated revolving loan agreement in place between Edison Mission Finance and EME Homer City. The funds were used to assist EME Homer City with a cash shortfall resulting from reduced revenues and higher maintenance expenses caused by the Unit 3 outage. For similar reasons, at the end of March 2006 and April 2006, EMMT made advance payments to EME Homer City in the amounts of $43.5 million and $20 million, respectively, against future deliveries of power to it under its trading arrangements with EME Homer City. The proceeds of the subordinated loans were deposited in EME Homer City's operating account and the prepayment by EMMT was deposited in EME Homer City's revenue account. In October 2006, EME Homer City returned the $8.8 million previously advanced by Edison Mission Finance. It is currently anticipated that all the advance payments by EMMT will be applied against amounts invoiced to EMMT within the next six months.

Capital Expenditures and Lease Covenants

        EME Homer City plans to spend $3.8 million in the final quarter of 2006 and $19.9 million and $9.6 million in 2007 and 2008, respectively, for capital expenditures. Included in the estimated expenditures is $1.9 million for the final quarter of 2006 and $9.0 million in 2007 relating to environmental projects such as SCR performance improvements on all three units. The non-environmental portion of planned expenditures relates to upgrades to the coal handling system, ash removal improvements and various other projects. See discussion regarding possible additional capital expenditures under "Environmental Matters and Regulations—Federal—United States of America—Clean Air Act—Mercury Regulations."

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

        The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended September 30, 2006, the senior rent service coverage ratio was 2.21 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. Net operating cash flow represents revenues less operating expenses as defined in the sale-leaseback documents. Revenue during the twelve months ended September 30, 2006 includes $43.5 million and $20 million from an advance payment from EMMT on March 31, 2006 and April 30, 2006, respectively, against future deliveries of power to it under its trading arrangements with EME Homer City. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40.0 million included in restricted cash at September 30, 2006 related to these reserve accounts.

Distributions to EME

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction:

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Payment of interest	$—	$38.2
Payment of principal	—	23.8

Total payments	$—	$62.0	*

*
On October 3, 2005, EME Homer City made a distribution of $24.0 million to EME.

Credit Ratings

        EME Homer City is not currently rated. However, EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. The credit ratings for EME and EMMT, at September 30, 2006, are as follows:

	Moody's Rating	S&P Rating
EME	B1	BB-
EMMT	Not Rated	BB-

        On September 29, 2006, Standard & Poor's raised the credit rating of EME and EMMT to BB- from B+.

        EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

        EME Homer City's sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with EMMT to sell forward the output of its facilities if EMMT does not have an investment grade credit rating from Standard & Poor's or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City, which is not rated, currently sells all the output from its facilities through EMMT, which has a below investment grade credit rating. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through EMMT; or (2) EMMT must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that will allow it to enter into such sales, under specified conditions, through December 31, 2006. EME Homer City continues to be in compliance with the terms of the consent. EME Homer City is permitted to sell the output of its facilities into the spot market at any time. See "Market Risk Exposures—Commodity Price Risk."

Contingencies

FERC Notice Regarding Investigatory Proceeding Against EMMT

        At the end of October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the FERC's rules with respect to certain bidding practices employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Should a formal proceeding be commenced, EMMT will be entitled to an evidentiary hearing before an Administrative Law Judge, review of the Administrative Law Judge's decision by the full FERC, and review of any adverse FERC decision by an appellate court. EMMT has advised EME Homer City that EMMT believes that it has complied with the FERC's rules and that it intends to contest vigorously any allegation of violation. EMMT has further advised EME Homer City that it cannot predict at this time the outcome of this matter or estimate the possible liability should the outcome be adverse.

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

Federal—United States of America

Clean Air Act

Mercury Regulation—

        As part of its evaluation of environmental control technologies for the Homer City facilities, EME Homer City has considered installing flue gas desulfurization systems for Units 1 and 2 (similar to Unit 3 which has this technology) to reduce emissions, including mercury. However, in light of higher estimated capital costs, the impact of the recent decline in emissions costs, the ongoing development of more cost-effective, alternative mercury control technologies and the continued uncertainty over the final provisions of relevant environmental regulations, EME Homer City has deferred making commitments for the installation of further environmental controls at the Homer City facilities at this time. EME Homer City is studying alternative environmental technologies while continuing to review and refine the scope of the project, estimated costs for control equipment and to monitor developments related to mercury and other environmental regulations.

National Ambient Air Quality Standards—

        On September 22, 2006 the US Environmental Protection Agency signed a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same but the 24-hour fine particulate standard is significantly more stringent. The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. EME Homer City anticipates that any such further emissions reduction obligations would not be imposed under this standard until 2010 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

State—Pennsylvania

Air Quality

        With respect to mercury, on May 17, 2006, the Pennsylvania Department of Environmental Protection submitted a proposed rule to the State's Environmental Quality Board that would require coal-fired power plants to reduce mercury emissions by 80% by 2010 and 90% by 2015. The proposed rule would not allow the use of emissions trading to achieve compliance. The rule was adopted by the Environmental Quality Board on October 17, 2006, but remains subject to another round of review and comment by the Independent Regulatory Review Commission and committees of the General Assembly before it can take effect. The General Assembly also is considering adoption of mercury regulations that could pre-empt the Environmental Quality Board rulemaking. In May 2006, the State Senate passed a bill that would implement the federal Clean Air Mercury Rule as the state rule. The House has held several committee hearings on the Senate bill for potential alternatives. While the final form of the SIPs is not currently known, if the mercury regulation as adopted by the Environmental Quality Board becomes the state's final rule, EME Homer City expects the Homer City facilities to achieve compliance by the 2010 deadline with mercury removal achieved by an existing flue gas desulfurization system on one generating unit and by sorbent injection on the other two units.

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

Hedging Strategy

        To reduce its exposure to market risk, EME Homer City hedges a portion of its merchant portfolio risk through EMMT. To the extent that EME Homer City does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through:

  •
  the use of contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange, and

  •
  forward sales transactions entered into on a bilateral basis with third parties, including utilities and power marketing companies.

        The extent to which EME Homer City hedges its market price risk depends on several factors. First, EME Homer City evaluates over-the-counter market prices to determine whether the types of hedge transactions set forth above at forward market prices are sufficiently attractive compared to assuming the risk associated with fluctuating spot market sales. Second, EME Homer City's ability to enter into hedging transactions depends upon EMMT's credit capacity and upon the forward sales markets having sufficient liquidity to enable EME Homer City to identify appropriate counterparties for hedging transactions.

Energy Price Risk

        Electric power generated at the Homer City facilities is generally sold into the PJM market. PJM has a short-term market, which establishes an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

        The following table depicts the average historical market prices for energy per megawatt-hour in PJM during the first nine months of 2006 and 2005:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2006	2005	2006	2005
January	$48.67	$45.82	$54.57	$49.53
February	49.54	39.40	56.39	42.05
March	53.26	47.42	58.30	49.97
April	48.50	44.27	49.92	44.55
May	44.71	43.67	48.55	43.64
June	38.78	46.63	45.78	53.72
July	53.68	54.63	63.47	66.34
August	58.60	66.39	76.57	82.83
September	33.26	66.67	34.40	76.82

Nine-Month Average	$47.67	$50.54	$54.22	$56.61

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2006:

24-Hour PJM West Hub Forward Energy Prices(1)
2006
October	$34.15
November	42.29
December	54.08
2007 Calendar "strip"(2)	$57.61
2008 Calendar "strip"(2)	$58.25

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes EME Homer City's hedge position at September 30, 2006:

	2006	2007	2008
Megawatt-hours	2,199,100	7,590,000	6,763,200
Average price/MWh(1)	$53.47	$64.35	$61.86

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at September 30, 2006 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the nine months ended September 30, 2006, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub (EME Homer City's primary trading hub) by an average of 12%, compared to 11% during the nine months ended September 30, 2005. The monthly average difference during the twelve months ended September 30, 2006 ranged from 3% to 23%.

        By entering into cash settled futures contracts and forward contracts using the PJM West Hub as the settlement point, EME Homer City is exposed to basis risk as described above. In order to mitigate basis risk, EME Homer City purchased 5.6 terawatt-hours of financial transmission rights and basis swaps in PJM for EME Homer City during the period October 1, 2006 through May 31, 2007, and may continue to purchase financial transmission rights and basis swaps in the future. A financial transmission right is a financial instrument that entitles the holder to receive the difference of actual spot prices for two delivery points in exchange for a fixed amount. Accordingly, EME Homer City's price risk management activities include using financial transmission rights alone or in combination with forward contracts and basis swap contracts to manage basis risk.

Coal Price Risk

        The Homer City facilities purchase coal primarily obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements extending through 2009. The following table summarizes the amount of coal under contracts at September 30, 2006 for the remainder of 2006 and the following three years.

	October through December 2006	2007	2008	2009
Amount of Coal Under Contracts in Millions of Tons(1)	1.2	5.1	2.1	0.8

(1)
The amount of coal under contracts in tons is calculated based on contracted tons and applying a 13,000 British Thermal units (Btu) equivalent.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which are related to the price of coal purchased for the Homer City facilities, increased considerably during 2005. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) fluctuated between $44 per ton and $57 per ton during 2005, with a price of $45 per ton at December 30, 2005, as reported by the Energy Information Administration. The 2005 overall increase in the NAPP coal price was largely attributed to greater demand from domestic power producers and increased international shipments of coal to Asia. During the first nine months of 2006, the price of NAPP coal decreased to $38.75 per ton at September 29, 2006, as reported by the Energy Information Administration, due to the combined effects of mild weather, easing natural gas prices and improving eastern stockpiles.

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

        The price of emission allowances, particularly SO2 allowances issued through the federal Acid Rain Program, decreased during the first nine months of 2006 from 2005 year-end prices. The average price of purchased SO2 allowances decreased to $899 per ton during the nine months ended September 30, 2006 from $1,219 per ton during 2005. The decrease in the price of SO2 allowances during the nine months ended September 30, 2006 from 2005 year-end prices has been attributed to a decline in natural gas prices and fuel switching from oil to gas. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $538 per ton as of October 31, 2006.

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

        EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 66% of EME Homer City's operating revenues for the nine months ended September 30, 2006. Moody's Investors Service rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. For the nine months ended September 30, 2006, a second customer accounted for 15% of EME Homer City's operating revenues.

Interest Rate Risk

        EME Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its subordinated revolving loan with Edison Mission Finance. EME Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities. The increase in fair value of electricity contracts at September 30, 2006 as compared to December 31, 2005 is attributable to a decline in the average market prices for power as compared to contracted prices at September 30, 2006, which is the valuation date.

	September 30, 2006	December 31, 2005
	(in thousands)
Commodity price:
Electricity contracts	$74,509	$(230,546)

        In assessing the fair value of EME Homer City's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME Homer City's commodity price risk management assets and liabilities as of September 30, 2006 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$74,617	$43,277	$31,340	$—	$—
Prices based on models	(108)	(108)	—	—	—

Total	$74,509	$43,169	$31,340	$—	$—

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

PJM Reliability Pricing Model

        On August 31, 2005, PJM filed under sections 205 and 206 of the Federal Power Act a proposal for a reliability pricing model, or RPM, to replace its existing capacity construct. The proposal offers RPM as a new capacity construct to address the deficiencies in PJM's current structure in a comprehensive and integrated manner. On April 20, 2006, the FERC issued an Initial Order on RPM, finding that as a result of a combination of factors, PJM's existing capacity construct is unjust and unreasonable as a long-term capacity solution, because it fails to set prices adequate to ensure energy resources to meet its reliability responsibilities. Although the FERC did not find that the RPM proposal, as filed by PJM, is a just and reasonable replacement for the current capacity construct because some elements of the proposal need further development and elaboration, it did find that certain elements of the RPM proposal, with some adjustment and clarification, may form the basis for a just and reasonable capacity market. Accordingly, in the order the FERC provided guidance on PJM's RPM proposal, as well as other features that need to be included in a just and reasonable capacity market, and established further proceedings to resolve these issues. On September 29, 2006, a comprehensive settlement agreement among PJM and many of its stakeholders, including EME, proposing a capacity market construct in PJM was submitted to FERC for approval. At this time, EME Homer City believes that there is substantial support for the settlement proposal, and that the implementation of the settlement would benefit the Homer City facilities.

FERC Order Regarding PJM Marginal Losses

        On May 1, 2006, the FERC issued an order in response to a complaint filed by Pepco Holdings, Inc. against PJM regarding marginal losses for transmission. The FERC concluded that PJM has violated its tariff by not implementing marginal losses and further directed PJM to implement marginal losses by October 2, 2006. Implementation of marginal losses will adjust the algorithm that calculates locational marginal prices to include a marginal loss component in addition to the already included congestion component. This may reduce market prices for sellers in the Western PJM and Northern Illinois regions. On June 19, 2006, the FERC issued an order delaying implementation of marginal losses in PJM until June 1, 2007.

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

EME HOMER CITY GENERATION L.P.
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ W. James Scilacci W. James Scilacci Director and Vice President
Date:	November 3, 2006

QuickLinks

TABLE OF CONTENTS
  PART I – FINANCIAL INFORMATION
EME HOMER CITY GENERATION L.P. STATEMENTS OF INCOME (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (DEFICIT) (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2006 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II – OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES