Form 10-K
period 2006-12-31
EME HOMER CITY GENERATION LP
filed 2007-02-28
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

       Aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of June 30, 2006: $0. Number of shares outstanding of the registrant's Common Stock as of February 28, 2007: Not applicable.

       The registrant meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K under the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

GLOSSARY

       When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

ARO	asset retirement obligations
Btu	British thermal units
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Commonwealth Edison	Commonwealth Edison Company
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
EPA	Environmental Protection Agency
EPAct 2005	Energy Policy Act of 2005
EWG	exempt wholesale generator
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities"
GWh	gigawatt-hours
ISO	independent system operator
kV	kilovolt
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MEHC	Mission Energy Holding Company
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOx	nitrogen oxide
NSR	New Source Review
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
PUHCA 1935	Public Utility Holding Company Act of 1935 (as amended)
PUHCA 2005	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978 (as amended)

ii

RGGI	Regional Greenhouse Gas Initiative
RPM	reliability pricing model
RTO	regional transmission organizations
S&P	Standard & Poor's Ratings Services
SECA	Seams Elimination Cost Adjustment
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 123(R)	Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment"
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 155	Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 158	Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-Retirement Plans"
SIP	State Implementation Plan
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I

ITEM 1.    BUSINESS

The Company

       EME Homer City is a Pennsylvania limited partnership with Chestnut Ridge Energy Company as a limited partner with a 99.9 percent interest and Mission Energy Westside Inc. as a general partner with a 0.1 percent interest. Both Chestnut Ridge Energy and Mission Energy Westside are wholly owned subsidiaries of Edison Mission Holdings Co., a wholly owned subsidiary of EME. EME is a wholly owned subsidiary of MEHC and is an indirect wholly owned subsidiary of Edison International. EME Homer City was formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 MW, which EME Homer City collectively refers to as the "Homer City facilities," for the purpose of producing electric energy. EME Homer City acquired the Homer City facilities on March 18, 1999.

       EME Homer City derives revenue from the sale of energy, capacity and ancillary services into PJM and NYISO and from bilateral contracts with power marketers and load serving entities within PJM and NYISO. EME Homer City has a contract with EMMT, a marketing affiliate, to sell energy, capacity and ancillary services from the Homer City facilities, which enables EMMT to engage in forward sales and hedging transactions to manage electricity price exposure.

       On December 7, 2001, EME Homer City completed a sale-leaseback of its facilities to third-party lessors for an aggregate purchase price of $1.591 billion, made up of $782 million in cash and the assumption of the obligations under Edison Mission Holdings Co.'s 8.137% Senior Secured Bonds due 2019 and 8.734% Senior Secured Bonds due 2026, which EME Homer City refers to collectively as the senior secured bonds (the fair value of which was $809.3 million), which were guaranteed by EME Homer City. EME Homer City's transaction has been accounted for as a lease financing for accounting purposes. Consent of the holders of the senior secured bonds was required for the sale-leaseback transaction and, in connection with the transaction, the senior secured bonds were converted into pass-through bonds registered with the Securities and Exchange Commission. Also in connection with the transaction, EME Homer City was released from its guarantee on the senior secured bonds, but it remains indirectly liable to make payments on the pass-through bonds, through its semi-annual lease payments. For more information on the sale-leaseback transaction, see "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 9. Commitments and Contingencies."

       EME, MEHC and Edison International each are registered with the Securities and Exchange Commission and have financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding each of these companies, see their respective annual reports on Form 10-K for the year ended December 31, 2006.

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

•
governmental, statutory, regulatory or administrative changes or initiatives affecting EME Homer City or the electricity industry generally, including market structure rules;

•
environmental regulations that could require additional expenditures or otherwise affect EME Homer City's cost and manner of doing business;

•
the ability of EME Homer City to borrow funds and access capital markets on favorable terms;

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

•
the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other aspects of the complex and volatile markets in which EME Homer City participates;

•
operating risks, including equipment failure, availability, heat rate, output and availability and cost of spare parts and repairs;

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

Description of the Industry

Industry Overview

       The United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant deregulation, which has led to increased competition. Until the enactment of PURPA, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. PURPA encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from specified types of non-utility power producers, known as qualifying facilities, under specified conditions. The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access. In addition, in EPAct 2005, Congress made several changes to PURPA and other statutory provisions recognizing that a significant market for electric power produced by independent power producers, such as EME Homer City, has developed in the United States and indicating that competitive wholesale electricity markets have become accepted as a fundamental aspect of the electricity industry.

       As part of the regulatory developments discussed above, the FERC encouraged the formation of ISOs and RTOs. In those areas where ISOs and RTOs have been formed, market participants have expanded access to transmission service. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under "Regulatory Matters—U.S. Federal Energy Regulation."

Power Markets

PJM

       The Homer City facilities are located in the control area managed by PJM. PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering a number of factors, including generator bids, load requirements, transmission congestion and transmission losses. PJM requires all load serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. Load serving entities and generators, such as EME Homer City, may participate in PJM's capacity markets or transact capacity sales on a bilateral basis.

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

       For a discussion of the market risks related to EME Homer City's sale of electricity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Competition

       EME Homer City is subject to intense competition from energy marketers, utilities, industrial companies and other independent power producers. For a number of years, natural gas has been the fuel of choice for new power generation facilities for economic, operational and environmental reasons. While natural gas-fired facilities will continue to be an important part of the nation's generation portfolio, some regulated utilities are now constructing clean coal units and renewable resources, often with subsidies or under legislative mandate. These utilities generally have a lower cost of capital than most independent power producers and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

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

       The Homer City units are coal-fired boilers and steam turbine-generator units (referred to as Units 1, 2 and 3 in this annual report). Units 1 and 2, which are essentially identical to one another, were placed into commercial operation in 1969. Unit 1 has an installed capacity of 620 MW, and Unit 2 has an installed capacity of 614 MW. The Unit 1 and 2 boilers have been retrofitted with low NOX burners to meet Phase I NOX 1990 Clean Air Act standards. In addition, both boilers have supplemental over-fired air systems to further reduce NOX emissions to satisfy Pennsylvania Title I (ozone) requirements. Selective catalytic reduction units have been installed on Units 1 and 2 for further reduction of NOX emissions.

       Unit 3 commenced commercial operation in 1977 and has an installed capacity of 650 MW. The boiler for Unit 3 was originally constructed with low NOX burners which satisfied Phase I NOX 1990 Clean Air Act standards, and a supplemental over-fired air system was installed in 1995 to further reduce NOX emissions. In addition, a wet scrubber flue gas desulfurization system and a selective catalytic reduction system were installed on Unit 3 in 2001.

       These improvements were made to enable the Homer City generating units to comply with Phase II of Title IV of the 1990 Clean Air Act regarding SO2 emissions, the Pennsylvania NOX allowance regulations and Pennsylvania's response to the EPA's SIP Call regarding NOX emissions.

Significant Customers

       During the past three fiscal years, EME Homer City derived a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 58%, 85% and 45% of EME Homer City's operating revenues for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, EMMT also made sales to Coral Power, LLC that accounted for approximately 21% of EME Homer City's operating revenues. For the year ended December 31, 2005, EMMT also made sales to Cincinnati Gas & Electric Company and to Constellation Power Source, Inc. that accounted for approximately 22% and 11%, respectively, of EME Homer City's operating revenues. For the year ended December 31, 2004, EMMT also made sales to BP Energy Company that accounted for approximately 35% of EME Homer City's operating revenues.

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

Emission Allowances

       Certain state and federal environmental laws require power plant operators to hold or obtain emission allowances equal, on an annual basis, to their plants' emissions of SO2 and, on a seasonal basis, to their plants' emissions of NOX. Emission allowances were acquired as part of the acquisition of the Homer City facilities. Additional allowances are purchased by EME Homer City when operations make this necessary and are sold by EME Homer City when it has more than needed for planned levels of operation.

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

Transmission and Interconnection

       Existing transmission lines leaving the Homer City generating units are interconnected with both PJM and NYISO. EME Homer City is able to transmit full plant output into PJM through an 85-mile 345 kV line and 34-mile, 19-mile and 15-mile 230 kV lines owned by Penelec, an affiliate of FirstEnergy Corp. Subject to PJM transmission availability and reliability considerations, EME Homer City has the ability to transmit full plant output into NYISO through 175-mile and 207-mile 345 kV lines owned by NYSEG. In addition, a 13-mile 230 kV line from the Homer City generating units provides an indirect interconnection to the East Central Area reliability market.

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

       On November 18, 2004, the FERC issued an order eliminating regional through and out transmission rates in the region encompassed by PJM and the MISO. The effect of this order was to eliminate so-called rate pancaking between PJM and the MISO on a prospective basis. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. At the same time, the FERC also imposed a transitional revenue recovery mechanism which has created controversy and some continuing uncertainty as to its impact on transactions in the region. The mechanism required the filing of tariffs by PJM and the MISO imposing a SECA to be in effect until May 1, 2006, to compensate the "new PJM companies"—American Electric Power, or AEP, Commonwealth Edison and Dayton Power & Light, among others—for lost revenues attributable to the elimination of such rates. On November 30, 2004, the FERC clarified that SECAs can be recovered for lost revenues associated with elimination of intra-RTO pancaked rates.

       The response to the November 18 and November 30 orders from the parties potentially liable for the SECAs was strongly negative. Rehearings were sought by a broad range of interests that are opposed to the imposition of SECAs. Although both PJM and the MISO have made tariff filings with the FERC that purport to comply with the orders and eliminate through and out transmission rates as of December 1, 2004, numerous protests to such filings have been made, challenging SECAs on legal and equitable grounds and demanding evidentiary hearings by the FERC. Pending further orders of the FERC and/or the outcome of future hearings, under the provisions of the PJM tariff as filed, EME Homer City is currently not subject to SECAs with respect to its sales of power within PJM. It is not possible, however, to predict the outcome of the FERC proceedings or to rule out the possibility that EME Homer City could be ordered in the future to pay SECAs with respect to sales within PJM after December 1, 2004.

       For further discussion of the market risks related to EME Homer City's transmission service, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Water Supply and Other Support Facilities

       The Homer City generating units receive their water supply from Two Lick Creek. The water supply to Two Lick Creek is regulated by releases from Two Lick Dam, which is located approximately eight miles upstream from the Homer City facilities and is owned, operated and maintained by EME Homer City in accordance with a dam safety permit and a drought management plan and related consent order and agreement with the PADEP. These facilities were not sold to third parties as part of the 2001 sale-leaseback transaction. Each of the Homer City generating units has a natural draft- cooling tower. A portion of the waste heat in the water leaving the units' condensers is diverted from these towers to a 14-acre polyethylene roofed greenhouse complex located adjacent to the Homer City units. After the water passes through this greenhouse complex, it is returned to the basin of the cooling towers for reuse.

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

Seasonality

       Due to higher electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Homer City facilities vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Homer City facilities are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Energy Price Risk" for further discussion regarding market prices.

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

U.S. Federal Energy Regulation

       The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy (other than transmission that is "bundled" with retail sales) under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. Prior to February 8, 2006, the Securities and Exchange Commission had regulatory powers with respect to upstream owners of electric and natural gas utilities under PUHCA 1935, which was repealed as of that date by EPAct 2005. The enactment of PURPA and the adoption of regulations under that Act by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and PUHCA 1935 for the owners of qualifying facilities. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from PUHCA 1935 for EWGs such as EME Homer City.

The Energy Policy Act of 2005

       A comprehensive energy bill was passed by the U.S. House and Senate in July 2005 and was signed by President Bush on August 8, 2005. Known as "EPAct 2005," this comprehensive legislation includes provisions for the repeal of PUHCA 1935 and amendments to PURPA, for merger review reform, for the introduction of new regulations regarding "Transmission Operation Improvements," for FERC authority to impose civil penalties for violation of its regulations, for transmission rate reform, for incentives for various generation technologies and for the extension through December 31, 2007 of production tax credits for wind and other specified types of generation.

       The FERC has finalized rules to implement the congressionally mandated repeal of PUHCA 1935, effective February 8, 2006, and enactment of PUHCA 2005. The repeal of PUHCA 1935 and its replacement by PUHCA 2005 effectively eliminates many of the restrictions on outside investment in the electricity industry, investment by and transactions between utilities, and geographic constraints on utility systems. PUHCA 1935 repeal is expected to enable investment in utility systems by private equity funds, financial institutions, foreign utility companies, and other non-utility companies without the burden of registration as a "public utility holding company." It also eliminates limits on investment in non-utility operations companies that were registered holding companies under PUHCA 1935, subject to other applicable regulatory limitations, as well as geographic limits on potential utility combinations. PUHCA 2005 is primarily a "books and records access" statute and does not give the FERC any new substantive authority under the Federal Power Act or Natural Gas Act. The FERC has also issued final rules to implement the electric company merger and acquisition provisions of EPAct 2005.

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

Federal Power Act

       The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce (other than transmission that is "bundled" with retail sales), including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market based. EWGs and other non-qualifying facility independent power projects are subject to the Federal Power Act and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants EWGs the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, the Federal Power Act grants the FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts and, after EPAct 2005, generation facilities, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the FERC typically also grants blanket approval for certain obligations, such as those related to the issuance of securities.

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

PJM Reliability Pricing Model—

       On August 31, 2005, PJM filed under sections 205 and 206 of the Federal Power Act a proposal for a RPM to replace its existing construct for the purchase and sale of capacity. PJM's proposal offered RPM as a way to address deficiencies in PJM's current structure in a comprehensive and integrated manner. On April 20, 2006, the FERC issued an Initial Order on RPM, finding PJM's existing capacity construct to be unjust and unreasonable as a long-term capacity solution, because it fails to set prices adequate to ensure energy resources to meet PJM's reliability responsibilities. Although the FERC did not find the RPM proposal, as filed by PJM, to be a just and reasonable replacement for the current capacity construct, because some elements of the proposal need further development and elaboration, it did find that certain elements of the RPM proposal, with some adjustment and clarification, could form the basis for a just and reasonable capacity market. Accordingly, in the order the FERC provided guidance on PJM's RPM proposal, noted other features that need to be included in a just and reasonable capacity market, and established further proceedings to resolve these issues. On September 29, 2006, a comprehensive settlement agreement among PJM and many of its stakeholders, including EME, embodying a proposed capacity market construct for PJM, was submitted to the FERC for approval. On December 22, 2006, the FERC issued an order conditionally approving the RPM settlement. EME Homer City continues to review and evaluate the FERC order, but believes at this time that the implementation of the settlement will benefit the Homer City facilities.

FERC Order Regarding PJM Marginal Losses—

       On May 1, 2006, the FERC issued an order in response to a complaint filed by Pepco Holdings, Inc. against PJM regarding marginal losses for transmission. The FERC concluded that PJM had violated its tariff by not implementing marginal losses and further directed PJM to implement marginal losses by October 2, 2006. On June 19, 2006, the FERC issued an order delaying implementation of marginal losses in PJM until June 1, 2007. On August 3, 2006, PJM filed its Tariff and Operating Agreement changes to implement marginal losses. On November 6, 2006, the FERC issued an order accepting those Tariff and Operating Agreement changes.

       Implementation of marginal losses will adjust the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the already included component for congestion. This may reduce market prices for sellers in the Western PJM and Northern Illinois regions, including the Homer City facilities.

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

       The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity by, among other things, expanding the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing qualifying facilities under PURPA, power marketers and those qualifying as EWGs under PUHCA 1935, such as EME Homer City, to more effectively compete in the wholesale market. See "Regulatory Matters—U.S. Federal Energy Regulation" for further detail on legislative developments.

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

       On February 15, 2007, the FERC issued Order No. 890 with the stated intent of promoting competition in wholesale power markets and strengthening the electric power grids. Order No. 890 is designed to strengthen the Open Access Rules embodied in Order No. 888, increase transparency in the rules applicable to planning and use of the transmission system, make undue discrimination in transmission easier to detect, and facilitate the FERC's enforcement efforts in remedying such discrimination. Public utility transmission providers, including RTOs and ISOs, are required to make changes in their tariffs to comply with Order No. 890. Order No. 890 will take effect within 60 days of its publication in the Federal Register, which is expected to occur within 30 days of its issuance.

       See "Transmission and Interconnection" for further discussion of developments and other transmission issues affecting the Homer City facilities.

Environmental Matters and Regulations

       See the discussion on environmental matters and regulations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations."

Employees

       At December 31, 2006, EME Homer City employed 265 employees, approximately 196 of whom are covered by a collective bargaining agreement governing wages, benefits and working conditions. This collective bargaining agreement, which expired on December 31, 2006, was extended to December 31, 2007 by mutual agreement.

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

       EME Homer City is exposed to market risks through its ownership and operation of the Homer City facilities. These market risks include, among others, volatility arising from the timing differences associated with buying fuel, converting fuel into energy and delivering energy to a buyer. Through EMMT, EME Homer City uses forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity and fuel prices. However, EME Homer City cannot provide assurance that these strategies will successfully mitigate market risks, or that they will not result in net losses.

       EME Homer City may not cover the entire exposure of its assets or positions to market price volatility, and the level of coverage will vary over time. Fluctuating commodity prices may negatively affect EME Homer City's financial results to the extent that assets and positions have not been hedged.

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

       The Homer City facilities rely on contracts for the supply and transportation of fuel and other services required for their operation. EME Homer City's operations are exposed to the risk that counterparties will not perform their obligations. If a counterparty failed to perform under a contract, EME Homer City would need to obtain alternate suppliers or alternate means of transportation for its requirements of fuel or other services, which could result in higher costs or disruptions in its operations. Furthermore, EME Homer City is exposed to credit risk because damages related to a breach of contract may not be recoverable. Accordingly, the failure of a supplier to fulfill its contractual obligations could have a material adverse effect on EME Homer City's financial results.

EME Homer City is subject to extensive energy industry regulation.

       EME Homer City's operations are subject to extensive regulation by governmental agencies. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the development and construction of generation facilities, the ownership and operations of generation facilities, and access to transmission. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants such as the Homer City facilities. Generation facilities are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project. See "Regulatory Matters."

       In addition to its exposure to government regulation affecting all electric power suppliers and generating companies on a national level, EME Homer City is especially susceptible to regulatory actions and litigation outcomes that are specific to the geographic power market in which the Homer City facilities are located. For example, the FERC may impose various forms of market mitigation measures, including price caps and operating restrictions, where it determines that potential market power might exist and that the public interest requires mitigation. In addition, ISOs and RTOs may impose bidding and scheduling rules, both to curb the potential exercise of market power and to facilitate market functions. Such actions may materially affect EME Homer City's results of operations.

       There is no assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on EME Homer City's business, results of operations or financial condition, nor is there any assurance that EME Homer City will be able to obtain and comply with all necessary licenses, permits and approvals for its facilities. If EME Homer City cannot comply with all applicable regulations, its business, results of operations and financial condition could be adversely affected.

EME Homer City is subject to extensive environmental regulation and permitting requirements that may involve significant and increasing costs.

       EME Homer City's operations are subject to extensive environmental regulations with respect to, among other things, air quality, water quality, waste disposal, and noise. EME Homer City is required to comply with these regulations, as well as conditions established by licenses, permits and other approvals in order to construct, operate or modify its facilities. Failure to comply with these requirements could subject EME Homer City to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail EME Homer City's operations. EME Homer City may also be exposed to risks arising from past, current or future contamination at its facilities or with respect to off-site waste disposal sites that have been used in its operations.

       EME Homer City devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with environmental regulatory requirements. EME Homer City believes that it is currently in substantial compliance with environmental regulatory requirements. However, the current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect the Homer City facilities. Also, coal plant emissions of NOX and SO2, mercury and particulates are subject to increased controls and mitigation expenses. Additionally, the State of Pennsylvania is contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations. The continued operation of the Homer City facilities will require substantial capital expenditures for environmental controls.

       In addition, future environmental laws and regulations, and future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which EME Homer City conducts its business. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that its business, financial condition and results of operations would not be materially adversely affected. Changing environmental regulations could require EME Homer City to purchase additional emission allowances or install additional pollution control technology, and could make some units uneconomical to maintain or operate. If EME Homer City cannot comply with all applicable regulations, it could be required to retire or suspend operations at its facilities, or restrict or modify the operations of its facilities, and its business, results of operations and financial condition could be adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations."

       Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. EME Homer City cannot provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for the Homer City facilities.

Competition could adversely affect EME Homer City's business.

       The independent power industry is characterized by numerous capable competitors, some of whom may have more extensive operating experience in the acquisition and development of power projects, larger staffs, and greater financial resources than EME Homer City. Several participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. This could affect EME Homer City's ability to compete effectively in the markets in which those entities operate.

       Further, in recent years some power markets, including PJM and NYISO, have been characterized by strong and increasing competition as a result of regulatory changes and other factors which can contribute to a reduction in market prices for power from time to time. These regulatory and other changes may increase competitive pressures in these markets.

       Newer plants owned by EME Homer City's competitors are often more efficient than the Homer City facilities. This may put the Homer City facilities at a competitive disadvantage to the extent that its competitors are able to produce more power from each increment of fuel than the Homer City facilities are capable of producing. Over time, the Homer City facilities may become obsolete in their markets, or be unable to compete, because of the construction of newer, more efficient power plants.

EME Homer City may not be able to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and capital expenditures, which could adversely affect its results of operations.

       The factors that influence EME Homer City's ability to arrange for financing and its costs of capital include:

•
general economic and capital market conditions;

•
the availability of bank credit;

•
investor confidence;

•
its financial condition, performance and prospects; and

•
changes in tax and securities laws.

       While EME Homer City believes that its sources of capital will be adequate to meet its obligations for the foreseeable future, this belief is based on a number of material assumptions, including without limitation assumptions about its ability to access the capital and commercial lending markets and its operating and financial performance. Any of these assumptions could prove to be incorrect. EME Homer City cannot provide assurance that its projected sources of capital will be available when needed or that its actual cash requirements will not be greater than expected.

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

       In connection with the sale-leaseback transaction, EME Homer City entered into a designated account representative agreement with the owner lessors which provides that, for as long as the facility leases are in effect, EME Homer City will be irrevocably able to appoint the designated account representatives on file with the US EPA or the PADEP, as the case may be, entitled to buy, sell and otherwise dispose of emission allowances without any payments or consideration to the owner lessors. The agreement provides that upon termination of a facility lease, the applicable owner lessor will have the right to appoint itself or any other person as EME Homer City's successor designated account representative for purposes of any future emission allowances not then owned by EME Homer City. If a facility lease were to terminate before its expiration, this event would also terminate the account representative agreement, and EME Homer City would be required to write-off any unamortized emission allowances that it would no longer control.

Restrictions in the financing documents binding on EME Homer City and its affiliates limit the ability of EME Homer City to enter into specified transactions that it otherwise might enter into.

       EME and MEHC have entered into debt agreements that contain restrictive covenants that are applicable to their subsidiaries, including EME Homer City. EME Homer City has not guaranteed these obligations. However, these financing documents contain restrictions on the ability of EME Homer City to enter into specified transactions or engage in specified business activities, including, in some instances, a requirement that EME obtain the approval of MEHC's board of directors. EME Homer City's sale-leaseback documents also contain financial and investment covenants. These restrictions may significantly impede the ability of EME Homer City to take advantage of business opportunities as they arise, to grow its business or compete effectively, to make capital expenditures when required, or to develop and implement any refinancing plans in respect of its indebtedness.

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

•
operator/contractor error; and

•
catastrophic events such as terrorist activities, fires, tornadoes, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities or the transmission and distribution infrastructure over which power is transported.

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

       Due to the current market environment, the minimum insurance coverage specified under the EME Homer City sale-leaseback documents is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements that permits it to maintain its current insurance coverage through June 1, 2007. Failure to maintain insurance pursuant to the sale-leaseback documents, absent a waiver, could result in an event of default under the documents, which could have a material adverse effect on EME Homer City. For more information on the insurance maintained by EME Homer City, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of

Operations—Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies."

The accounting for EME Homer City's hedging activities may increase the volatility of its quarterly and annual financial results.

       EMMT, on behalf of EME Homer City, engages in hedging activities in order to mitigate EME Homer City's exposure to market risk with respect to electricity sales from its generation facilities, fuel utilized by those facilities and emissions allowances. EMMT generally attempts to balance its fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. These derivative contracts are recorded on EME Homer City's balance sheet at fair value pursuant to SFAS No. 133. Some of these derivative contracts do not qualify under SFAS No. 133 for hedge accounting and changes in their fair value are therefore recognized currently in earnings as unrealized gains or losses. As a result, EME Homer City's financial results, including gross margin, operating income and balance sheet ratios, will at times be volatile and subject to fluctuations in value primarily due to changes in electricity and fuel prices. For a more detailed discussion of the accounting treatment of EME Homer City's hedging activities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Accounting for Energy Contracts."

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

       EME Homer City leases the surface of an approximately 14-acre parcel to Alpha Coal Sales Company, LLC upon which the coal blending facility is located. Alpha Coal, using Unit Mix as an operator, blends various coals mined by Alpha and others for sale to EME Homer City. EME Homer City also leases an office building located on the site to Unit Mix, which Unit Mix uses for administrative activities associated with the coal blending facility. Each of the leases expires no later than June 30, 2009.

       EME Homer City has granted Linn Operating Co. the right to operate and produce gas from existing wells located on the site, provided that gas is found in paying quantities. EME Homer City receives 16%

of the market value of the gas at the wellhead as royalties and also has the right to receive 250,000 cubic feet of gas at no charge from each well per annum. Linn Operating Co. currently purchases gas from EME Homer City at market value at the wellhead.

ITEM 3.    LEGAL PROCEEDINGS

       No material legal proceedings are presently pending against EME Homer City.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Inapplicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

       All the partners' equity of EME Homer City is, as of the date hereof, owned by Mission Energy Westside Inc. and Chestnut Ridge Energy Company. There is no market for EME Homer City's partnership interests.

       Dividends will be paid when declared by EME Homer City's general partner. No cash dividends were paid by EME Homer City during 2006, 2005 or 2004.

ITEM 6.    SELECTED FINANCIAL DATA

       The selected financial data was derived from EME Homer City's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this annual report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
INCOME STATEMENT DATA
Operating revenues	$641,796	$591,638	$497,195	$531,103	$387,490
Operating expenses	451,739	463,496	367,539	342,886	301,150

Operating income	190,057	128,142	129,656	188,217	86,340
Interest and other income	20,302	3,636	1,287	1,374	2,612
Interest expense	(145,546)	(146,899)	(150,867)	(156,893)	(169,560)

Income (loss) before income taxes	64,813	(15,121)	(19,924)	32,698	(80,608)
Provision (benefit) for income taxes	25,581	(4,015)	(7,886)	18,451	(34,912)

Income (loss) before accounting change	39,232	(11,106)	(12,038)	14,247	(45,696)
Cumulative effect of change in accounting, net of tax(1)	—	—	—	(958)	—

Net income (loss)	$39,232	$(11,106)	$(12,038)	$13,289	$(45,696)

(1)
The 2003 loss from a change in accounting principle resulted from the adoption of a new accounting standard for AROs.

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
BALANCE SHEET DATA
Assets	$2,264,562	$2,261,242	$2,158,962	$2,186,287	$2,248,461
Current liabilities	310,351	488,148	236,491	202,305	203,117
Long-term debt to affiliates	512,447	438,840	475,853	498,104	554,299
Lease financing	1,259,932	1,309,720	1,356,720	1,397,361	1,426,961
Other long-term obligations	44,432	89,823	31,880	33,928	19,258
Partners' equity (deficit)	137,400	(65,289)	58,018	54,589	44,826
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
CASH FLOW DATA
Cash provided by operating activities	$88,726	$76,756	$68,267	$105,957	$94,045
Cash used in financing activities	(34,602)	(79,180)	(59,656)	(83,820)	(99,543)
Cash provided by (used in) investing activities	(533)	(11,574)	(26,340)	10,664	26,171

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME Homer City's current expectations and projections about future events based on EME Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME Homer City that is incorporated in this MD&A, or that refers to or incorporates this MD&A, may also contain forward-looking statements. In this MD&A and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Item 1. Business—Forward-Looking Statements" and "Item 1A. Risk Factors" for a discussion of some of the risks, uncertainties and other important factors that could cause results to differ, or otherwise could impact EME Homer City. Additional information about the risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire annual report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business. Forward-looking statements speak only as of the date they are made, and EME Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME Homer City with the Securities and Exchange Commission.

       This MD&A presents a discussion of EME Homer City's financial results and analysis of its financial condition. It is presented in four sections:

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

       The Homer City facilities are located in the control area managed by PJM. The energy and capacity from the Homer City facilities are sold under terms, including price and quantity, arranged by EMMT, on behalf of EME Homer City, to customers through a combination of bilateral agreements, forward energy sales and spot market sales. See "Market Risk Exposures" for further discussion of forward market prices.

Overview of EME Homer City's Operating Performance

       EME Homer City's net income (loss) was $39.2 million, ($11.1) million and ($12.0) million in 2006, 2005 and 2004, respectively. The 2006 increase of income was primarily attributable to $34.3 million (pre-tax) in unrealized gains in 2006 compared to $41.6 million (pre-tax) in unrealized losses in 2005 and $12.9 million (pre-tax) in unrealized losses in 2004. The change from unrealized losses to unrealized gains was primarily from the ineffective portion of 2005 and 2004 cash flow hedge contracts that settled during 2006. The ineffective portion of hedge contracts that qualify as cash flow hedges under SFAS No. 133 resulted from changes in the difference between energy prices at PJM West Hub and energy prices at the Homer City busbar. See "Market Risk Exposures—Accounting for Energy Contracts" for more information.

       Also contributing to an increase in income were higher average realized energy prices and lower SO2 emission allowance costs. The average realized energy price received by EME Homer City increased to $48.02/MWh in 2006 as compared to $45.05/MWh in 2005 and $35.93/MWh in 2004. The average realized energy prices compare to average real-time market prices at the Homer City busbar of $45.15/MWh in 2006, $54.80/MWh in 2005 and $40.79/MWh in 2004. The average realized energy price was higher than the average real-time market price due to hedge contracts entered into in prior periods. Average market prices declined in 2006 compared to 2005 due to lower natural gas prices.

       The cost of SO2 emission allowances (pre-tax) decreased to $34.5 million in 2006 as compared to $81.3 million in 2005 and $42.2 million in 2004. EME Homer City purchased fewer allowances in 2006 and at lower market prices. The price of emission allowances, particularly SO2 allowances issued through the Acid Rain Program of the US EPA decreased in 2006 from 2005 year-end prices and increased substantially in 2005 and 2004. The average price of purchased SO2 allowances was $664 per ton in 2006, $1,219 per ton in 2005 and $435 per ton in 2004. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for additional information.

       Partially offsetting the above increases in income were lower energy margins (energy revenues less fuel expenses) in 2006, as compared to 2005, as a result of lower generation, net of an estimated insurance recovery related to the Unit 3 outage, described below.

Unit 3 Outage

       On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed, resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. EME Homer City has adjusted its previously planned outage schedules for Unit 3 and the other Homer City units in order to minimize to the extent practicable overall outage activities for all units through the first half of 2007. The main transformer failure resulted in claims under EME Homer City's property and business interruption insurance policies. At December 31, 2006, EME Homer City had a $16.8 million receivable related to these claims. Resolution of the claims is subject to a number of uncertainties, including computations of the lost profit during the outage period.

Critical Accounting Estimates

Introduction

       The accounting policies described below are viewed by management as "critical" because their correct application requires the use of material judgments and estimates, and they have a material impact on EME Homer City's results of operations and financial position.

Derivative Financial Instruments and Hedging Activities

       EME Homer City uses derivative financial instruments for hedging activities for non-trading purposes. Derivative financial instruments are mainly utilized to manage exposure from changes in electricity and fuel prices. EME Homer City follows SFAS No. 133, which requires derivative financial instruments to be recorded at their fair value unless an exception applies. SFAS No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. For further discussion, see "Market Risk Exposures—Accounting for Energy Contracts."

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

Impairment of Long-Lived Assets

       EME Homer City follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). EME Homer City evaluates long-lived assets whenever indicators of impairment exist. This accounting standard requires that if the undiscounted expected future cash flow from a company's assets or group of assets (without interest charges) is less than its carrying value, asset impairment must be recognized in the financial statements. The amount of impairment is determined by the difference between the carrying amount and fair value of the asset.

       The assessment of impairment is a critical accounting estimate because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (3) if an impairment exists, the fair value of the asset or asset group. Factors that EME Homer City considers important, which could trigger an impairment, include operating losses, projected future operating losses, the financial condition of counterparties or significant negative industry or economic trends. The expected future undiscounted cash flow from the Homer City facilities is a critical accounting estimate because: (1) estimating future prices of energy and capacity in wholesale energy markets is susceptible to significant change, and (2) the period of the forecast is over an extended period of time due to the estimated remaining useful life of 28.67 years for the Homer City facilities, and (3) the impact of an impairment on EME Homer City's financial position and results of operations would be material. At December 31, 2006, the expected undiscounted future cash flow from long-lived assets exceeded the carrying value of those assets.

Income Taxes

       SFAS No. 109, "Accounting for Income Taxes" requires the asset and liability approach for financial accounting and reporting for deferred income taxes. EME Homer City uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 7. Income Taxes" for additional details.

       As part of the process of preparing its financial statements, EME Homer City is required to estimate its income taxes in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within EME Homer City's balance sheet. At December 31, 2006, EME Homer City had net federal and state deferred tax assets of $31.6 million. In assessing the realization of EME Homer City's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of EME Homer City's deferred income tax assets depends upon its ability to generate taxable income in the future or utilize losses through a reduction in the loan with Edison Mission Finance. On a quarterly basis, management evaluates the recoverability of its deferred tax assets to ensure there is adequate support for the realization of the deferred tax assets. In the event management were to determine that EME Homer City would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made.

       For additional information regarding EME Homer City's accounting policies, see "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 2. Summary of Significant Accounting Policies."

RESULTS OF OPERATIONS

Summary

       The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Years Ended December 31,
	2006	2005	2004
Operating Revenues (in millions)	$642	$592	$497

Statistics
Generation (in GWh)	12,286	13,637	13,292
Equivalent availability(1)	81.9%	85.2%	85.1%
Capacity factor(2)	74.3%	82.4%	80.1%
Load factor(3)	90.7%	96.7%	94.1%
Forced outage rate(4)	13.5%	4.8%	5.3%
Average realized energy price/MWh(5)	$48.02	$45.05	$35.93
Capacity revenue only (in millions)	$16	$18	$28
Average fuel costs/MWh	$23.05	$21.08	$16.15

(1)
The equivalent availability factor is defined as the number of megawatt-hours the coal units are available to generate electricity divided by the product of the capacity of the coal units (in MW) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal units are not available during periods of planned and unplanned maintenance.

(2)
The capacity factor is defined as the actual number of megawatt-hours generated by the coal plants divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.

(3)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(4)
EME Homer City refers to unplanned maintenance as a forced outage.

(5)
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less unrealized SFAS No. 133 gains (losses) and other non-energy related revenue by (ii) total generation.

Operating Revenues

       Operating revenues increased $50.2 million in 2006 compared to 2005, and $94.4 million in 2005 compared to 2004. The 2006 increase was primarily attributable to changes in unrealized gains (losses) related to hedge contracts. Included in operating revenues were unrealized gains (losses) from hedge activities of $34.3 million, $(41.6) million and $(12.9) million in 2006, 2005 and 2004, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts at Homer City was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). At December 31, 2006, unrealized losses of $11.1 million were recognized from the ineffective portion of cash flow hedges related to 2007. See "Market Risk Exposures—Commodity Price Risk" and "—Accounting for Energy Contracts" for more information.

       Also contributing to an increase in revenues in 2006 were higher average realized energy prices offset by lower generation due to higher forced outages, including the Unit 3 outage earlier in 2006. The average realized energy price received by EME Homer City in 2006, 2005 and 2004 was $48.02/MWh, $45.05/MWh and $35.93/MWh, respectively, compared to the average real-time market price at the Homer City busbar for the same periods of $45.15/MWh, $54.80/MWh and $40.79/MWh, respectively. EME Homer City's average realized energy price varies from the average real-time market price due to: (1) hedge contracts having been entered into in prior periods, and (2) changes in the differential in market prices at the PJM West Hub versus the Homer City busbar. The increase in the differential is referred to as a widening of the basis between these PJM locations. EME Homer City hedges its energy price risk at PJM West Hub and retains the risk that the basis between PJM West Hub and Homer City widens. During 2005, the basis between these two locations widened substantially resulting in ineffective losses on hedge contracts. See "Market Risk Exposures—Commodity Price Risk—Basis Risk."

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

       The 2005 increase in operating revenues was primarily due to higher average realized energy prices partially offset by lower capacity payments and increased losses related to hedging activities.

Seasonal Disclosure

       Due to higher electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Homer City facilities vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Homer City facilities are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. See "Market Risk Exposures—Commodity Price Risk—Energy Price Risk" for further discussion regarding market prices.

Operating Expenses

       Operating expenses decreased $11.8 million in 2006 compared to 2005, and increased $96.0 million in 2005 compared to 2004. Operating expenses consisted of expenses for fuel, gain on sale of emission allowances, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Fuel expenses decreased $4.3 million in 2006 compared to 2005, and increased $72.8 million in 2005 compared to 2004. The 2006 decrease was due to lower generation and lower cost of SO2 emission allowances, partially offset by higher coal costs driven primarily by scheduled price increases, the expiration in 2005 of certain lower-priced contracts and premiums charged for lower sulfur coal. The 2005 increase was due to an increase in the market price of SO2 emission allowances and higher coal prices. EME Homer City's cost of SO2 emission allowances was $34.5 million, $81.3 million and $42.2 million in 2006, 2005 and 2004, respectively. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

       Gain from the sale of emission allowances was $2.2 million, $4.9 million and none during 2006, 2005 and 2004, respectively. EME Homer City sold excess NOX emission allowances to affiliates and third parties in 2006 and 2005.

       Plant operations costs decreased $5.7 million in 2006 compared to 2005, and increased $23.8 million in 2005 compared to 2004. Plant operations costs include labor and overhead, contract services, parts and supplies and other administrative costs. EME Homer City had higher maintenance and repair costs for Unit 3 in 2006 relating to the unplanned outage in January, but was partially offset by an estimated insurance recovery of $6.0 million related to the transformer. EME Homer City was also able to adjust its previously planned outage schedules for Unit 3 and its other units in order to minimize the overall outage activities for all units for the year. The 2005 increase in plant operations costs is primarily due to higher planned equipment maintenance costs and the cost of replacing the catalyst for the pollution control equipment in 2005. Planned maintenance expenses will vary year to year based on the scheduled cycle times of equipment.

       Depreciation and amortization were $59.4 million, $63.4 million and $63.0 million during 2006, 2005 and 2004, respectively. As a result of the sale-leaseback in December 2001, depreciation and amortization consists primarily of EME Homer City's leasehold interest, which is being depreciated over the minimum term of the leases of 33.67 years.

       Administrative and general expenses were $5.2 million, $5.5 million and $1.8 million during 2006, 2005 and 2004, respectively. The 2005 increase is due to higher shared management and administrative costs from an affiliate of EME, Midwest Generation EME, LLC, and a change in estimate of Pennsylvania capital taxes which lowered 2004 expenses.

Other Income (Expense)

       Interest expense was $145.5 million, $146.9 million and $150.9 million during 2006, 2005 and 2004, respectively. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also includes interest of $39.9 million, $37.1 million and $38.2 million during 2006, 2005 and 2004, respectively, from EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

       Interest and other income was $20.3 million, $3.6 million and $1.3 million during 2006, 2005 and 2004, respectively. Interest and other income (expense) primarily relates to interest earned on cash and cash equivalents offset by fees paid to EME Homer City's marketing affiliate. The 2006 increase was primarily attributable to an estimated insurance recovery of $10.8 million related to the Unit 3 outage and higher interest earned on temporary cash investments. The 2005 increase is due to higher interest earned on temporary cash investments.

Provision (Benefit) for Income Taxes

       EME Homer City had effective income tax provision (benefit) rates of 39.5%, (26.6)% and (39.6)% in 2006, 2005 and 2004, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

       The net fees earned by EMMT were $0.7 million, $0.6 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Beginning in the second quarter of 2003, EMMT began prepaying in full for the following month's expected power generation. As a result of the accelerated payments, EME Homer City had payables due to EMMT of $91.8 million, $90.1 million and $66.5 million at December 31, 2006, 2005 and 2004, respectively.

       EME Homer City entered into several transactions through EMMT for the purchase or sale of SO2 and NOX allowances. All transactions were completed at market price on the date of the transaction. Net consideration paid by EME Homer City was $27.4 million, $80.0 million and $43.9 million during 2006, 2005 and 2004, respectively.

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

Fuel Services Agreements

       EME Homer City has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, EME Homer City pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the three years ended December 31, 2006, 2005 and 2004 was $0.3 million, $0.4 million and $0.4 million, respectively.

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

       Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $25.6 million and $50.6 million at December 31, 2006 and 2005, respectively.

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

Services Agreements with EME and Edison International

       Certain administrative services such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs, payroll funding and other services totaling $32.1 million, $31.9 million and $30.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. EME Homer City had a net payable of $0.1 million at December 31, 2006 and a net receivable of $0.3 million at December 31, 2005 due to/from Edison International related to these programs.

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

Management and Administration Agreement with Midwest Generation EME, LLC

       In April 2004, EME Homer City and Midwest Generation EME entered into a new management and administration agreement pursuant to which Midwest Generation EME began charging EME Homer City for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2006, 2005 and 2004 were $2.7 million, $2.9 million and $1.4 million, respectively. EME Homer City had a payable of $0.2 million at December 31, 2006 and 2005, due to Midwest Generation EME related to this agreement.

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards No. 123(R)

       SFAS No. 123(R) requires companies to use the fair value accounting method for stock-based compensation. EME Homer City implemented SFAS No. 123(R) in the first quarter of 2006 and applied the modified prospective transition method. Under the modified prospective method, SFAS No. 123(R) was applied effective January 1, 2006 to the unvested portion of awards previously granted and will be applied to all prospective awards. Prior financial statements were not restated under this method. SFAS No. 123(R) resulted in the recognition of expense for all stock-based compensation awards. In addition, EME Homer City elected to calculate the pool of windfall tax benefits as of the adoption of SFAS No. 123(R) based on the method (also known as the short-cut method) proposed in FSP FAS 123(R)-3, "Transition Election to Accounting for the Tax Effects of Share Based Payment Awards." Prior to January 1, 2006, EME Homer City used the intrinsic value method of accounting, which resulted in no recognition of expense for Edison International stock options. The adoption of this standard had an insignificant impact on EME Homer City's financial statements.

FASB Staff Position FIN 46(R)-6

       In April 2006, the FASB issued Staff Position FIN 46(R)-6, "Determining Variability to be Considered in Applying FIN 46(R)." FIN 46(R)-6 states that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity following a two-step process. The first step is to analyze the nature of the risks in the entity. The second step would be to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance in this FASB Staff Position was effective prospectively beginning July 1, 2006, although companies had until December 31, 2006 to elect retrospective applications. EME Homer City adopted FIN 46(R)-6 prospectively beginning July 1, 2006. Applying the guidance had no effect on EME Homer City's financial statements for the year ended December 31, 2006.

Statement of Financial Accounting Standards No. 158

       In September 2006, the FASB issued SFAS No. 158, which amends the accounting by employers for defined benefit pension plans and postretirement benefits other than pensions. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans as assets or liabilities in their balance sheet; the assets or liabilities are offset through other comprehensive income. EME Homer City adopted SFAS No. 158 prospectively on December 31, 2006. SFAS No. 158 also requires companies to align the measurement dates for their plans to their fiscal year-ends; EME Homer City already has a fiscal year-end measurement date for all of its postretirement plans. Upon adoption, EME Homer City recorded additional postretirement benefit liabilities of $2.6 million (included in benefit plans and other) and a reduction to accumulated other comprehensive income (a component of partners' equity) of $1.5 million, net of tax.

Staff Accounting Bulletin No. 108

       In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires additional quantitative testing to determine whether a misstatement is material. EME Homer City implemented SAB No. 108 for the filing of its Annual Report on Form 10-K for the year ended December 31, 2006. Applying the guidance had no effect on EME Homer City's financial statements for the year ended December 31, 2006.

Accounting Principles Not Yet Adopted

Statement of Financial Accounting Standard Interpretation No. 48

       In July 2006, the FASB issued SFAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," that clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. EME Homer City will adopt the new interpretation in the first quarter of 2007. The new interpretation is not expected to result in a material adjustment to partners' equity.

Statement of Financial Accounting Standards No. 155

       In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. EME Homer City does not expect the adoption of this standard to have a material impact on EME Homer City's financial statements.

Statement of Financial Accounting Standards No. 157

       In September 2006, the FASB issued a new accounting standard on fair value measurements (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. EME Homer City will adopt SFAS No. 157 on January 1, 2008. EME Homer City is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

Cash Flow

       At December 31, 2006, EME Homer City had cash and cash equivalents of $113.8 million compared to $60.2 million at December 31, 2005. Net working capital at December 31, 2006 was $36.2 million compared to $(200.9) million at December 31, 2005. Net working capital increased $237.1 million primarily due to an increase in cash and cash equivalents and an increase in net derivative assets largely driven by a decline in forward power prices and settlement of hedge contracts during 2006. Partially offsetting these increases was a decrease in current deferred tax assets.

       Net cash provided by operating activities was $88.7 million, $76.8 million and $68.3 million in 2006, 2005 and 2004, respectively. The 2006 increase was primarily due to a temporary increase in interest payable to Edison Mission Finance and the timing of cash receipts and disbursements related to working capital items. EME Homer City made a $35 million interest payment to Edison Mission Finance in January 2007. EME Homer City received advance payments in the amounts of $43.5 million and $20 million at the end of March and April 2006, respectively, from EMMT against future deliveries of power to it under its trading arrangements with EME Homer City, to assist with a cash shortfall resulting from reduced revenues and higher maintenance costs caused by the Unit 3 outage. EME Homer City had a payable to EMMT of $15.5 million at December 31, 2006 related to these advance payments, which was applied against amounts invoiced to EMMT in January 2007. The 2005 increase in operating cash flow was primarily due to the timing of cash receipts and disbursements related to working capital items.

       Net cash used in financing activities was $34.6 million, $79.2 million and $59.7 million in 2006, 2005 and 2004, respectively. The 2006 decrease in cash used in financing activities was primarily due to no repayments made under the subordinated revolving loan agreement with Edison Mission Finance while borrowings increased in 2006, as compared to net repayments on that affiliate debt in 2005. The 2006 borrowings include an $8.8 million advance made by EME in March, through Edison Mission Finance, to assist EME Homer City with the cash shortfall relating to the Unit 3 outage. In October 2006, EME Homer City returned the $8.8 million to Edison Mission Finance as an interest payment. The 2005 increase was primarily due to higher net payments made under the subordinated revolving loan with Edison Mission Finance and higher scheduled repayments of the lease financing, partially offset by lower net payments under the lease swap agreement.

       Net cash used in investing activities was $0.5 million, $11.6 million and $26.3 million in 2006, 2005 and 2004, respectively. The 2006 decrease in cash used in investing activities was due to lower capital expenditures and proceeds received in 2006 related to a settlement with Alstom Power in connection with the 2002 outage of Unit 3. The 2005 decrease was primarily due to lower capital expenditures, lower deposits into restricted cash and proceeds received from the sale of excess NOX emission allowances in 2005. In 2004, EME Homer City deposited $7.1 million to restricted cash related to an environmental bond. Capital expenditures were $10.8 million, $16.3 million and $19.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 capital expenditures were primarily related to non-environmental improvements. The 2005 capital expenditures were for SCR system performance improvements and non-environmental improvements. The 2004 capital expenditures were primarily related to non-environmental improvements.

       The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

       At December 31, 2006, the three-year estimated capital expenditures by EME Homer City were as follows:

	2007	2008	2009
	(in millions)
Plant capital expenditures	$19.0	$25.7	$20.0
Environmental expenditures	8.9	9.5	14.7

Total	$27.9	$35.2	$34.7

       Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, a spare main power transformer, railroad interconnection and an expansion of a coal cleaning plant refuse site. Environmental expenditures relate to projects such as mercury emission monitoring and control and SCR performance improvements. EME Homer City plans to finance these expenditures with cash on hand or cash generated from operations. See further discussion regarding possible additional capital expenditures, including environmental control equipment, under "—Environmental Matters and Regulations—Air Quality Regulation."

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

       The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2006, the senior rent service coverage ratio was 2.32 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

       EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40 million included in restricted cash at December 31, 2006 related to these reserve accounts.

Distributions to EME

       The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction (in millions):

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Payment of interest(1)	$—	$47.7	$29.1
Payment of principal	—	38.3	31.9

Total payments	$—	$86.0	$61.0

(1)
In 2006, EME made an equity contribution of $8.8 million for working capital purposes. Subsequently, EME Homer City made a permitted distribution to EME of $8.8 million through a payment of interest on the subordinated revolving loan.

Credit Ratings

       EME Homer City is not currently rated. EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. Credit ratings for EME and EMMT, at December 31, 2006, were as follows:

	Moody's Rating	S&P Rating
EME	B1	BB-
EMMT	Not Rated	BB-

       On September 29, 2006, S&P raised the credit rating of EME and EMMT to BB- from B+. EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

       EME Homer City's sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with EMMT to sell forward the output of its facilities if EMMT does not have an investment grade credit rating from Standard &Poor's or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City, which is not rated, currently sells all the output from its facilities through EMMT, which has a below investment grade credit rating. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through EMMT; or (2) EMMT must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that will allow it to enter into such sales, under specified conditions, through December 31, 2008. EME Homer City continues to be in compliance with the terms of the consent. EME Homer City is permitted to sell the output of its facilities into the spot market at any time. See "Market Risk Exposures—Commodity Price Risk."

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

       The following table summarizes EME Homer City's significant contractual obligations as of December 31, 2006.

		Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt to affiliate(1)	$848.0	$—	$—	$—	$848.0
Lease financing(2)	2,583.3	150.8	302.9	315.4	1,814.2
Lease swap agreement	(51.6)	1.0	1.5	2.6	(56.7)
Operating lease obligations(3)	1.4	0.5	0.7	0.2	—
Purchase obligations:
Capital improvements	0.7	0.7	—	—	—
Fuel supply contracts	345.3	219.5	125.8	—	—
Coal transportation	20.2	9.7	10.5	—	—
Coal cleaning agreement	21.4	5.4	10.7	5.3	—
Other contractual obligations	4.7	1.5	3.2	—	—
Employee benefit plan contribution(4)	2.0	2.0	—	—	—

Total Contractual Obligations	$3,775.4	$391.1	$455.3	$323.5	$2,605.5

(1)
See "EME Homer City Generation L.P. Notes to Financial Statements—Note 5. Long-Term Debt" for additional details. Table assumes long-term debt is held to maturity. Amount also includes interest payments over life of debt.

(2)
Amount includes interest payments over the life of the lease.

(3)
See "EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Commitments and Contingencies—Lease Commitments" for additional details.

(4)
Amount includes estimated contribution to the pension and postretirement benefits other than pensions plans. The estimated contributions beyond 2007 are not available. For more information, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other Than Pensions."

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

Lease Swap Agreement

       In connection with the sale-leaseback transaction, EME Homer City has entered into a swap agreement with a bank in order to more effectively match its cash flow, which generally is higher during the summer months when energy prices are higher, with its lease payments. Beginning in April 2002 through April 2014, the bank makes a swap payment to EME Homer City in April of each year and EME Homer City makes a swap payment to the bank in October of each year. The amount of each swap payment is designed to reverse the amounts of the semi-annual payments due under the lease so that EME Homer City effectively has lower cash obligations in April and higher cash obligations in October. In April 2006, EME Homer City received a swap payment of $62.4 million, and in October 2006 EME Homer City made a swap payment of $63.1 million, resulting in a net deposit balance due from the bank of $45.4 million at December 31, 2006. EME Homer City is also required to fund one-sixth of the October swap payment each month, between April and September of each year, into a restricted cash account. The implicit interest rate, which was fixed at inception of the swap agreement, is based on LIBOR during periods that EME Homer City has a net deposit with the bank, and LIBOR plus 5% during periods that EME Homer City has a net loan with the bank.

Purchase Obligations

Capital Improvements

       At December 31, 2006, EME Homer City had firm commitments in 2007 for capital expenditures primarily related to SCR system performance improvements.

Fuel Supply Contracts

       At December 31, 2006, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The remaining contracts' lengths range from one year to three years. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. For further discussion, see "—Market Risk Exposures—Commodity Price Risk—Coal Price Risk."

Coal Transportation Agreements

       At December 31, 2006, EME Homer City had contractual commitments for the transport by rail of coal to its facilities, with remaining contract lengths that range from one year to two years. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses. Although trucking remains the predominant mode of transportation for coal shipments to the Homer City facilities, rail transportation is expected to increase in 2007 as EME Homer City diversifies its alternative modes of transporting coal to the plant site.

Coal Cleaning Agreement

       Effective January 1, 2006, EME Homer City entered into a coal cleaning agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. The agreement expires on December 31, 2010.

Other Contractual Obligations

       At December 31, 2006, EME Homer City had contractual commitments for the purchase of limestone, which is used for the wet scrubber flue gas desulfurization system on Unit 3, under contracts with remaining lengths from one year to three years.

Commercial Commitments

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

Guarantees and Indemnities

Tax Indemnity Agreements

       In connection with the sale-leaseback transaction related to the Homer City facilities, EME Homer City and its indirect parent, EME, entered into tax indemnity agreements. Under these tax indemnity agreements, EME Homer City and EME agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of the obligations under these tax indemnity agreements, EME Homer City cannot determine a maximum potential liability. The indemnities would be triggered by a valid claim from the lessors. EME Homer City has not recorded a liability related to these indemnities.

Indemnity Provided as Part of the Acquisition of the Homer City Facilities

       In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a claim from the sellers. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. EME Homer City has not recorded a liability related to this indemnity.

Contingencies

Ash Disposal Site

       EME Homer City's ash disposal site is a permitted Class I Residual Waste Landfill, the most stringently regulated of the three categories of residual waste landfills authorized by the regulations of the PADEP. EME Homer City's permit allows it to dispose of coal combustion by-products, including fly ash, bottom ash and pyrites, and miscellaneous plant wastes at the landfill. The wastes are deposited in compacted layers within lifts, or sections. Each lift where coal ash is disposed must be capped and covered when it reaches final grade. EME Homer City must also monitor groundwater quality at and adjacent to the ash disposal site through a network of monitoring wells and report the results to the PADEP on a periodic basis. In the event that a disposal facility's groundwater monitoring identifies degradation in any of its wells, the PADEP's regulations require the facility to first confirm the existence and nature of the degradation by conducting a groundwater assessment. If the assessment confirms groundwater degradation in excess of the applicable regulatory standards, the facility is then required to prepare and implement an abatement plan that could include measures such as installing a liner in a previously unlined area. To date, no degradation has been found in the groundwater monitoring system at EME Homer City that would require the development of an assessment or abatement plan. EME Homer City also provides financial assurance in the form of a surety bond to guarantee its closure and post-closure obligations at the landfill. The estimated closure date is 2018. Management does not believe that the costs of maintaining and closing the ash disposal site will have a material impact on EME Homer City's financial statements.

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

       On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed, resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure resulted in claims under EME Homer City's property and business interruption insurance policies. At December 31, 2006, EME Homer City had a $16.8 million receivable, of which $10.8 million relates to business interruption insurance coverage and has been reflected in interest and other income (expense) in EME Homer City's income statements. In January 2007, EME Homer City received a $3.5 million cash payment related to the replacement transformer.

FERC Notice Regarding Investigatory Proceeding against EMMT

       At the end of October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the FERC's rules with respect to certain bidding practices employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Should a formal proceeding be commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised EME Homer City that EMMT believes that it has complied with the FERC's rules and that it intends to contest vigorously any allegation of violation. EMMT has further advised EME Homer City that it cannot predict at this time the outcome of this matter or estimate the possible liability should the outcome be adverse.

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

Air Quality Regulation

       Federal environmental regulations require reductions in emissions beginning in 2009 and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. Compliance with these regulations and SIPs will affect the costs and the manner in which EME Homer City conducts its business, and will require EME Homer City to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that EME Homer City's financial position and results of operations would not be materially adversely affected as a result.

Clean Air Act

       On May 12, 2005, the CAIR was published in the Federal Register. The CAIR requires 28 eastern states and the District of Columbia to address ozone attainment issues by reducing regional NOX and SO2 emissions. The CAIR reduces the current Clean Air Act Title IV Phase II SO2 emissions allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also requires reductions in regional NOX emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court, which may result in changes to the substance of the rule and to the timetables for implementation.

       EME Homer City expects that compliance with the CAIR and the regulations and revised SIPs developed as a consequence of the CAIR will result in increased capital expenditures and operating expenses. EME Homer City's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

       The Pennsylvania Environmental Quality Board accepted the PADEP's proposed SIP to implement the CAIR on February 20, 2007. The SIP is very similar to the Federal CAIR with modest NOX set asides for generation from renewables and waste coal. At this time EME plans to comply with the proposal using existing pollution control equipment supplemented with the purchase of SO2 credits for the first phase of the rule which is effective in 2010.

Mercury Regulation

       The CAMR, published in the Federal Register on May 18, 2005, creates a market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual nationwide cap will be 38 tons. Emissions of mercury are to be reduced primarily by taking advantage of mercury reductions achieved by reducing SO2 and NOX emissions under the CAIR. In the second phase, which is to take effect in 2018, coal-fired power plants will be subject to a lower annual cap, which will reduce emissions nationwide to 15 tons. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the US EPA.

       Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired power plants had to be regulated as a hazardous air pollutant pursuant to Section 112 of the federal Clean Air Act, which would have imposed technology-based standards. Both the US EPA's rescission action and the CAMR are being challenged in the courts. Because EME Homer City cannot predict the outcome of these challenges, which could result in changes to the CAMR rules and timetables, the full impact of this regulation currently cannot be assessed.

       On February 17, 2007, the PADEP published in the Pennsylvania Bulletin regulations that would require coal-fired power plants to reduce mercury emissions by 80% by 2010 and 90% by 2015. The rule does not allow the use of emissions trading to achieve compliance. The rule became final upon publication.

       At this time EME Homer City expects its facilities to achieve compliance by the 2010 deadline with mercury removal achieved by an existing flue gas desulfurization system on one generating unit and by sorbent injection on the other two units. EME Homer City has deferred making commitments for the installation of further environmental controls at its facilities at this time, but continues to study available environmental control technologies and estimated costs to reduce SO2 and mercury and to monitor developments related to mercury and other environmental regulations.

Ambient Air Quality Standards

       The US EPA designated non-attainment areas for its 8-hour ozone standard on April 30, 2004, and for its fine particulate matter standard on January 5, 2005. Indiana County, the location of the Homer City facilities, is in a non-attainment area for both standards.

       On September 22, 2006 the US EPA issued a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same but the 24-hour fine particulate standard is significantly more stringent. The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. EME Homer City anticipates that any such further emissions reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

       The Homer City facilities comply with current ozone requirements due to the selective catalytic reduction systems installed at each unit. Particulate requirements are met using a combination of scrubber reductions from Unit 3 and the purchase of SO2 allowances. Pennsylvania has not yet proposed new regulations to implement the National Ambient Air Quality Standards for 8-hour ozone or for fine particulates. These SIPs are to be submitted to US EPA by June 15, 2007 and April 5, 2008, respectively. Although the final form of the SIPs is not yet known, at this time EME Homer City anticipates that current treatment will be sufficient to meet the SIP requirements for 8-hour ozone, and that the SIP for fine particulates will require the continued use of the existing scrubber supplemented by the purchase of SO2 allowances.

Regional Haze

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their SIPs to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. States must develop SIPs by December 2007. It is possible that sources subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the CAIR. However, until the SIPs are revised, EME Homer City cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

       In Pennsylvania, the PADEP considers the CAIR to meet the BART requirements, and the Homer City facilities are only required to consider reductions in emissions of suspended particulate matter (PM10), which at this time have not been developed by the state.

New Source Review Requirements

       Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address Clean Air Act NSR compliance issues at the nation's coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, in the event that modifications are made to air emissions sources at a facility. The US EPA's strategy included both the filing of a number of suits against power plant owners, and the issuance of a number of administrative notices of violation to power plant owners alleging NSR violations. EME Homer City has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at its facilities.

       On October 13, 2005, the US EPA proposed a change to the NSR program. The proposal put forth several options for a new emissions test based on the impact of a facility modification on a facility's maximum hourly emissions or its emissions per unit of energy produced. The existing NSR emissions test is based on the impact of a modification on a generating station's net annual emissions.

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

       Prior to EME Homer City's purchase of the Homer City facilities, the US EPA requested information under Section 114 of the Clean Air Act from the prior owners of the plant concerning physical changes at the plant. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. Other than this request for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to any of EME Homer City's facilities.

       EME Homer City will continue to monitor developments with respect to the NSR program and NSR enforcement to assess what implications, if any, they will have on its facilities, its results of operations or financial position.

Water Quality Regulation

       The discharge from the treatment plant receiving the wastewater stream from EME Homer City's Unit 3 flue gas desulfurization system has exceeded the stringent water-quality based limits for selenium in the station's National Pollutant Discharge Elimination System permit. As a result, EME Homer City was notified in April 2002 by the PADEP that it was included in the Quarterly Noncompliance Report submitted to the US EPA. With PADEP's approval, EME Homer City has undertaken a pilot program utilizing biological treatment. EME Homer City prepared a draft of a consent order and agreement addressing the selenium issue and presented it to the PADEP for consideration in connection with the renewal of the station's National Pollutant Discharge Elimination System permit. The PADEP has included civil penalties in consent agreements related to other facilities with selenium treatment issues, but the amount of civil penalties that may be assessed against EME Homer City cannot be estimated at this time.

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

       Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, EME Homer City may be liable for these costs. EME Homer City has agreed to indemnify the sellers of the Homer City facilities for specified environmental liabilities. See "—Contractual Obligations, Commitments and Contingencies—Guarantees and Indemnities" for a discussion of the indemnity agreement.

Climate Change

       To date, the United States has chosen to pursue a voluntary greenhouse gas emissions reduction program to meet its obligations as a signatory to the United Nations Framework Convention on Climate Change. Currently a number of bills are proposed or under discussion in Congress to mandate reductions of greenhouse gas emissions. At this point, EME Homer City is unable to determine whether any of these proposals will be enacted into law or to estimate their potential effect on EME Homer City.

       There have been petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the CAIR. Also, in 2004, several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by the alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. EME Homer City was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with the United States Court of Appeals for the Second Circuit.

       In April 2006, private citizens brought a complaint in federal court in Mississippi against numerous defendants, including several electric utilities, arguing that emissions from the defendants' facilities contributed to climate change and seeking monetary damages related to the 2005 hurricane season. EME Homer City was not named as a defendant in the complaint.

       On December 20, 2005, seven northeastern states entered into a Memorandum of Understanding to create a regional initiative to establish a cap and trade greenhouse gas program for electric generators, referred to as the RGGI. In August 2006, the participating states issued a model rule to be used as a basis for individual state legislative and regulatory action to implement the program. Pennsylvania is not a signatory to the RGGI, although it participated as an observer of the process. Recent reports indicate that Pennsylvania is planning to announce a climate change policy that may include joining the RGGI. If Pennsylvania were to join the RGGI, this could have a material impact on the Homer City facilities.

       The ultimate outcome of the climate change debate could have a significant economic effect on EME Homer City. Any legal obligation that would require EME Homer City to reduce substantially its emissions of carbon dioxide or would impose additional costs or charges for the emission of carbon dioxide could have a materially adverse effect on EME Homer City.

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

       EMMT uses "value at risk" to identify, measure, monitor and control EME Homer City's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss limits and counterparty credit exposure limits.

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

Energy Price Risk

       All the energy and capacity from the Homer City facilities is sold under terms, including price and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Electric power generated at the Homer City facilities is generally sold into the PJM market. PJM has a short-term market, which establishes an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

       The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the past three years:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City Busbar			PJM West Hub
	2006	2005	2004	2006	2005	2004
January	$48.67	$45.82	$51.12	$54.57	$49.53	$55.01
February	49.54	39.40	47.19	56.39	42.05	44.22
March	53.26	47.42	39.54	58.30	49.97	39.21
April	48.50	44.27	43.01	49.92	44.55	42.82
May	44.71	43.67	44.68	48.55	43.64	48.04
June	38.78	46.63	36.72	45.78	53.72	38.05
July	53.68	54.63	40.09	63.47	66.34	43.64
August	58.60	66.39	34.76	76.57	82.83	38.59
September	33.26	66.67	40.62	34.40	76.82	41.96
October	37.42	67.93	37.37	39.65	77.56	37.78
November	40.13	59.78	35.79	44.83	62.01	36.91
December	35.29	75.03	38.59	40.53	81.97	41.83

Yearly Average	$45.15	$54.80	$40.79	$51.08	$60.92	$42.34

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

       The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar 2007 and 2008 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub during 2006:

	24-Hour PJM West Hub Forward Energy Prices(1)
	2007	2008
January 31, 2006	$70.89	$67.69
February 28, 2006	62.16	60.09
March 31, 2006	66.79	64.37
April 30, 2006	70.11	68.07
May 31, 2006	63.22	61.33
June 30, 2006	63.80	62.58
July 31, 2006	67.66	64.26
August 31, 2006	65.23	63.17
September 30, 2006	57.61	58.25
October 31, 2006	57.97	59.31
November 30, 2006	61.26	61.83
December 31, 2006	52.13	59.13

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

       The following table summarizes Homer City's hedge position at December 31, 2006:

	2007	2008	2009
Megawatt-hours	7,590,000	7,232,000	2,048,000
Average price/MWh(1)	$64.35	$60.85	$71.05

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at December 31, 2006 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

       The average price/MWh for Homer City's hedge position is based on PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. See "—Basis Risk" below for a discussion of the difference.

Basis Risk

       Sales made from the Homer City facilities in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the Homer City busbar. In order to mitigate price risk from changes in spot prices at the Homer City busbar, EME Homer City may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the Homer City busbar does not exist. A liquid market does exist at the PJM West Hub. EME Homer City's hedging activities use this settlement point to enter into hedging contracts. EME Homer City's revenues with respect to such forward contracts include:

•
sales of actual generation in the amounts covered by the forward contracts with reference to PJM spot prices at the Homer City busbar, plus,

•
sales to third parties at the price under such hedging contracts at designated settlement points (generally the PJM West Hub) less the cost of power at spot prices at the same designated settlement points.

       Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During 2006, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 12%, compared to 10% during 2005 and 4% during 2004. The monthly average difference during 2006 ranged from 3% to 23%.

       By entering into cash settled futures contracts and forward contracts using the PJM West Hub as the settlement point, EME Homer City is exposed to basis risk as described above. In order to mitigate basis risk, EME Homer City purchased 3.5 terawatt-hours of financial transmission rights and basis swaps in PJM for EME Homer City during the period January 1, 2007 through May 31, 2007, and may continue to purchase financial transmission rights and basis swaps in the future. A financial transmission right is a financial instrument that entitles the holder to receive the difference of actual spot prices for two delivery points in exchange for a fixed amount. Accordingly, EME Homer City's hedging activities include using financial transmission rights alone or in combination with forward contracts and basis swap contracts to manage basis risk.

Coal Price Risk

       The Homer City facilities purchase coal primarily obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements extending through 2009. The following table summarizes the amount of coal under contract at December 31, 2006 for the next three years.

	2007	2008	2009
Amount of coal under contract in millions of tons(1)	5.2	2.1	0.8

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

       EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, decreased slightly in 2006 from 2005 year-end prices and increased considerably during 2005 and 2004. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2per MMBtu sulfur content) fluctuated between $37.50 per ton and $45.00 per ton during 2006, with a price of $43.00 per ton at December 15, 2006, as reported by the Energy Information Administration. The 2006 decrease in the NAPP coal price was largely due to the combined effects of mild weather, easing natural gas prices and improving eastern stockpiles. In 2005, the price of NAPP coal fluctuated between $44.00 per ton and $57.00 per ton, with a price of $45.00 per ton at December 30, 2005, as reported by the Energy Information Administration. In 2004, the price of NAPP coal increased to more than $60.00 per ton from below $40.00 per ton in January 2004. The 2005 overall increase in the NAPP coal price was largely attributed to greater demand from domestic power producers and increased international shipments of coal to Asia.

       Based on EME Homer City's anticipated coal requirements in 2007 in excess of the amount under contract, EME Homer City expects that a 10% change in the price of coal at December 31, 2006 would increase or decrease pre-tax income in 2007 by approximately $1.1 million.

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

       The price of emission allowances, particularly SO2 allowances issued through the federal Acid Rain Program, decreased in 2006 from 2005 year-end prices and increased substantially during 2005 and 2004. The average price of purchased SO2allowances was $664 per ton during 2006, $1,219 per ton during 2005 and $435 per ton during 2004. The decrease in the price of SO2 allowances during 2006 from 2005 year-end prices has been attributed to a decline in natural gas prices and fuel switching from oil to gas. The 2005 increase in the price of SO2 allowances had been attributed to reduced numbers of both allowance sellers and prior-year allowances. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $476 per ton as of January 31, 2007.

       Based on EME Homer City's anticipated SO2 emission allowances requirements in 2007, EME Homer City expects that a 10% change in the price of SO2 emission allowances at December 31, 2006 would increase or decrease pre-tax income in 2007 by approximately $4 million. See "Liquidity and Capital Resources—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions.

Accounting for Energy Contracts

       EME Homer City uses a number of energy contracts to manage exposure from changes in the price of electricity, including forward sales and purchases of physical power and forward price swaps which settle only on a financial basis (including futures contracts). EME Homer City follows SFAS No. 133, and under this Standard these energy contracts are generally defined as derivative financial instruments. Importantly, SFAS No. 133 requires changes in the fair value of each derivative financial instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative financial instruments, see "Management's Overview; Critical Accounting Estimates—Critical Accounting Estimates—Derivative Financial Instruments and Hedging Activities."

       SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), EME Homer City records unrealized gains or losses. Unrealized SFAS No. 133 gains or losses result from:

•
energy contracts that do not qualify for hedge accounting under SFAS No. 133 (which are sometimes referred to as economic hedges). Unrealized gains and losses include:

           •  the change in fair value (sometimes called mark-to-market) of economic hedges that relate to subsequent periods,
               and

           •  offsetting amounts to the realized gains and losses in the period non-qualifying hedges are settled.

•
the ineffective portion of qualifying hedges which generally relate to changes in the expected basis between the sale point and the hedge point. Unrealized gains or losses include:

           •  the current period ineffectiveness on the hedge program for subsequent periods. This occurs because the ineffective gains or losses are recorded in the current period, whereby the energy revenues related to generation being hedged will be recorded in the subsequent period along with the effective portion of the related hedge transaction, and

           •  offsetting amounts to the realized ineffective gains and losses in the period cash flow hedges are settled.

       EME Homer City classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flow from operating activities in the statement of cash flow. The following table summarizes unrealized gains (losses) for the three-year period ended December 31, 2006:

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Non-qualifying hedges	$1.6	$(1.3)	$0.7
Ineffective portion of cash flow hedges	32.7	(40.3)	(13.6)

Total unrealized gains (losses)	$34.3	$(41.6)	$(12.9)

Derivative Financial Instruments

       The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The increase in fair value of electricity contracts at December 31, 2006 as compared to December 31, 2005 is attributable to a decline in the average market prices for power as compared to contracted prices at December 31, 2006, which is the valuation date.

	December 31, 2006	December 31, 2005
	(in thousands)
Commodity price:
Electricity contracts	$89,099	$(230,546)

       In assessing the fair value of EME Homer City's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. A 10% change in the market price at December 31, 2006 would increase or decrease the fair value of outstanding derivative commodity price contracts by approximately $98 million. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME Homer City's commodity derivative assets and liabilities as of December 31, 2006 (in thousands):

	Total Fair Value	Maturity < 1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity > 5 years
Prices actively quoted	$89,099	$79,867	$9,232	$—	$—

Credit Risk

       In conducting EME Homer City's hedging activities, EMMT contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME Homer City would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME Homer City. Further, EME Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time a counterparty defaulted.

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

       EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 58% of EME Homer City's operating revenues for the year ended December 31, 2006. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. For the year ended December 31, 2006, a second customer accounted for 21% of EME Homer City's operating revenues.

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

Internal Control over Financial Reporting

       There were no changes in EME Homer City's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

       None.

EME HOMER CITY GENERATION L.P.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

       To the General Partner of EME Homer City Generation L.P.:

       In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EME Homer City Generation L.P. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in Note 2 to the financial statements, the Partnership changed the manner in which it accounts for defined benefit pension plans and other postretirement plans as of December 31, 2006.

PricewaterhouseCoopers LLP
Los Angeles, California

February 28, 2007

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Operating Revenues from Marketing Affiliate	$641,796	$591,638	$497,195
Operating Expenses
Fuel	283,216	287,503	214,723
Gain on sale of emission allowances	(2,199)	(4,859)	—
Plant operations	106,001	111,722	87,904
Depreciation and amortization	59,410	63,389	63,019
Loss on asset impairment and other charges	—	257	—
Loss (gain) on disposal of assets	128	(24)	106
Administrative and general	5,183	5,508	1,787

Total operating expenses	451,739	463,496	367,539

Operating income	190,057	128,142	129,656

Other Income (Expense)
Interest and other income	20,302	3,636	1,287
Interest expense	(145,546)	(146,899)	(150,867)

Total other expense	(125,244)	(143,263)	(149,580)

Income (loss) before income taxes	64,813	(15,121)	(19,924)
Provision (benefit) for income taxes	25,581	(4,015)	(7,886)

Net Income (Loss)	$39,232	$(11,106)	$(12,038)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands)

	December 31,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$113,839	$60,248
Fuel inventory	47,385	37,351
Spare parts inventory	25,708	24,616
Deposits under lease swap agreement	45,386	44,329
Derivative assets	89,539	35,755
Deferred taxes	—	75,516
Other current assets	24,723	9,428

Total current assets	346,580	287,243

Property, Plant and Equipment	2,142,813	2,140,400
Less accumulated depreciation and amortization	348,853	289,472

Net property, plant and equipment	1,793,960	1,850,928

Deferred taxes	65,781	74,674
Restricted cash	47,119	47,124
Trust deposits	325	157
Long-term derivative assets	10,797	1,116

Total Assets	$2,264,562	$2,261,242

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$3,346	$10,117
Accrued liabilities	24,499	24,835
Due to affiliates	117,898	150,109
Interest payable	32,282	33,510
Interest payable to affiliates	39,804	8,679
Derivative liabilities	9,672	213,898
Deferred taxes	33,062	—
Current portion of lease financing	49,788	47,000

Total current liabilities	310,351	488,148

Long-term debt to affiliate	512,447	438,840
Lease financing, net of current portion	1,259,932	1,309,720
Benefit plans and other	42,867	36,303
Long-term derivative liabilities	1,565	53,520

Total Liabilities	2,127,162	2,326,531

Commitments and Contingencies (Note 9)
Partners' Equity (Deficit)	137,400	(65,289)

Total Liabilities and Partners' Equity	$2,264,562	$2,261,242

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2003	$53,713	$876	$54,589
Net loss	(12,026)	(12)	(12,038)
Non-cash contribution of services	446	—	446
Unrealized losses on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $25,854	(31,451)	(31)	(31,482)
Reclassification adjustments included in net loss, net of income tax benefit of $38,135	46,457	46	46,503

Balance at December 31, 2004	57,139	879	58,018

Net loss	(11,095)	(11)	(11,106)
Unrealized losses on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $37,307	(50,456)	(51)	(50,507)
Reclassification adjustments included in net loss, net of income tax expense of $45,071	(61,632)	(62)	(61,694)

Balance at December 31, 2005	(66,044)	755	(65,289)

Net income	39,193	39	39,232
Adjustment to initially apply SFAS No. 158, net of income tax benefit of $1,096	(1,500)	(2)	(1,502)
Unrealized gains on derivatives qualified as cash flow hedges:
Other unrealized holding gains arising during period, net of income tax expense of $117,537	160,834	161	160,995
Reclassification adjustments included in net income, net of income tax benefit of $2,893	3,960	4	3,964

Balance at December 31, 2006	$136,443	$957	$137,400

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Net Income (Loss)	$39,232	$(11,106)	$(12,038)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $117,537, $(37,307) and $(25,854) for 2006, 2005 and 2004, respectively	160,995	(50,507)	(31,482)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(2,893), $45,071 and $(38,135) for 2006, 2005 and 2004, respectively	3,964	(61,694)	46,503

Other comprehensive income (loss)	164,959	(112,201)	15,021

Comprehensive Income (Loss)	$204,191	$(123,307)	$2,983

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Income (loss) after accounting change, net	$39,232	$(11,106)	$(12,038)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,410	63,389	63,019
Non-cash contribution of services	—	—	446
Deferred taxes	(1,703)	(114,974)	(7,366)
Loss on asset impairment and other charges	—	257	—
(Gain) loss on asset disposal	128	(24)	106
Gain on sale of emission allowances	(2,199)	(4,859)	—
Increase in due to affiliates	27,942	46,609	31,117
Increase in inventory	(11,126)	(12,706)	(12,479)
Decrease (increase) in other assets	(15,295)	(5,288)	3,684
Increase (decrease) in accounts payable	(6,771)	6,723	(3,891)
Increase (decrease) in accrued liabilities	(336)	(4,680)	378
Increase (decrease) in interest payable	29,896	(15,001)	6,733
Increase (decrease) in other liabilities	3,804	4,423	(2,048)
Decrease (increase) in derivative assets and liabilities	(34,256)	123,993	606

Net cash provided by operating activities	88,726	76,756	68,267

Cash Flows From Financing Activities
Advances under lease swap agreement	61,074	58,618	53,065
Payments under lease swap agreement	(62,130)	(60,144)	(60,852)
Borrowings on long-term obligations from affiliates	13,454	1,324	9,620
Repayments on debt obligations from affiliates	—	(38,337)	(31,872)
Repayments of lease financing	(47,000)	(40,641)	(29,617)

Net cash used in financing activities	(34,602)	(79,180)	(59,656)

Cash Flows From Investing Activities
Proceeds from sale of assets	—	24	—
Proceeds from sale of emission allowances	6,490	4,859	—
Trust deposits	(168)	(156)	—
Proceeds from settlement of claim	3,900	—	—
Capital expenditures	(10,760)	(16,296)	(19,221)
Decrease (increase) in restricted cash	5	(5)	(7,119)

Net cash used in investing activities	(533)	(11,574)	(26,340)

Net increase (decrease) in cash and cash equivalents	53,591	(13,998)	(17,729)
Cash and cash equivalents at beginning of period	60,248	74,246	91,975

Cash and cash equivalents at end of period	$113,839	$60,248	$74,246

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1. General

       EME Homer City is a Pennsylvania limited partnership between Chestnut Ridge Energy Company, as a limited partner with a 99.9 percent interest, and Mission Energy Westside Inc., as a general partner with a 0.1 percent interest. Both Chestnut Ridge Energy and Mission Energy Westside are wholly owned subsidiaries of Edison Mission Holdings Co., a wholly owned subsidiary of EME. EME is a wholly owned subsidiary of MEHC and is an indirect wholly owned subsidiary of Edison International. The partnership was formed on October 31, 1998 for the purpose of acquiring, owning and operating three coal-fired electric generating units, and related facilities, which are referred to as the "Homer City facilities," located near Pittsburgh, Pennsylvania for the purpose of producing electric energy.

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

Basis of Presentation

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

Cash Equivalents

       Cash equivalents include time deposits and other investments totaling $36.8 million and $38.4 million at December 31, 2006 and 2005, respectively, with maturities of three months or less.

Derivative Instruments

       SFAS No. 133 as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase. EME Homer City's physical coal contracts did not qualify as derivatives under SFAS No. 133. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The results of derivative activities are recorded as part of cash flows from operating activities in the accompanying statements of cash flows.

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

Impairment of Long-Lived Assets

       EME Homer City evaluates the impairment of its long-lived assets based on a review of estimated future cash flows expected to be generated whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset exceeds the amount of the expected future cash flows, undiscounted and without interest charges, then an impairment loss for EME Homer City's long-lived assets is recognized in accordance with SFAS No. 144.

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

       Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $25.6 million and $50.6 million at December 31, 2006 and 2005, respectively. EME Homer City accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates.

Inventory

       Inventory consists of spare parts, coal and fuel oil and is stated at the lower of weighted average cost or market.

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards No. 123(R)—

       SFAS No. 123(R) requires companies to use the fair value accounting method for stock-based compensation. EME Homer City implemented SFAS No. 123(R) in the first quarter of 2006 and applied the modified prospective transition method. Under the modified prospective method, SFAS No. 123(R) was applied effective January 1, 2006 to the unvested portion of awards previously granted and will be applied to all prospective awards. Prior financial statements were not restated under this method. SFAS No. 123(R) resulted in the recognition of expense for all stock-based compensation awards. In addition, EME Homer City elected to calculate the pool of windfall tax benefits as of the adoption of SFAS No. 123(R) based on the method (also known as the short-cut method) proposed in FSP FAS 123(R)-3, "Transition Election to Accounting for the Tax Effects of Share Based Payment Awards." Prior to January 1, 2006, EME Homer City used the intrinsic value method of accounting, which resulted in no recognition of expense for Edison International stock options. The adoption of this standard had an insignificant impact on EME Homer City's financial statements.

FASB Staff Position FIN 46(R)-6—

       In April 2006, the FASB issued Staff Position FIN 46(R)-6, "Determining Variability to be Considered in Applying FIN 46(R)." FIN 46(R)-6 states that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity following a two-step process. The first step is to analyze the nature of the risks in the entity. The second step would be to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance in this FASB Staff Position was effective prospectively beginning July 1, 2006, although companies had until December 31, 2006 to elect retrospective applications. EME Homer City adopted FIN 46(R)-6 prospectively beginning July 1, 2006. Applying the guidance had no effect on EME Homer City's financial statements for the year ended December 31, 2006.

Statement of Financial Accounting Standards No. 158—

       In September 2006, the FASB issued SFAS No. 158, which amends the accounting by employers for defined benefit pension plans and postretirement benefits other than pensions. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans as assets or liabilities in their balance sheet; the assets or liabilities are offset through other comprehensive income. EME Homer City adopted SFAS No. 158 prospectively on December 31, 2006. SFAS No. 158 also requires companies to align the measurement dates for their plans to their fiscal year-ends; EME Homer City already has a fiscal year-end measurement date for all of its postretirement plans. Upon adoption, EME Homer City recorded additional postretirement benefit liabilities of $2.6 million (included in benefit plans and other) and a reduction to accumulated other comprehensive income (a component of partners' equity) of $1.5 million, net of tax.

Staff Accounting Bulletin No. 108—

       In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires additional quantitative testing to determine whether a misstatement is material. EME Homer City implemented SAB No. 108 for the filing of its Annual Report on Form 10-K for the year ended December 31, 2006.

Applying the guidance had no effect on EME Homer City's financial statements for the year ended December 31, 2006.

Accounting Principles Not Yet Adopted

Statement of Financial Accounting Standard Interpretation No. 48—

       In July 2006, the FASB issued SFAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," that clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. EME Homer City will adopt the new interpretation in the first quarter of 2007. The new interpretation is not expected to result in a material adjustment to partners' equity.

Statement of Financial Accounting Standards No. 155—

       In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. EME Homer City does not expect the adoption of this standard to have a material impact on EME Homer City's financial statements.

Statement of Financial Accounting Standards No. 157—

       In September 2006, the FASB issued a new accounting standard on fair value measurements (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. EME Homer City will adopt SFAS No. 157 on January 1, 2008. EME Homer City is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives:

Plant and equipment under lease financing	33.67 years
Leasehold improvements	Shorter of life of lease or estimated useful life
Emission allowances	33.67 years
Equipment, furniture and fixtures	3 to 7 years
Capitalized leased equipment	5 years

       As part of the acquisition of the Homer City facilities, EME Homer City acquired emission allowances under the US EPA's Acid Rain Program. Although the emission allowances granted under this program are freely transferable, EME Homer City intends to use substantially all the emission allowances in the normal course of its business to generate electricity. Accordingly, EME Homer City has classified emission allowances expected to be used to generate power as part of property, plant and equipment.

Repairs and Maintenance

       Certain major pieces of equipment require repairs and maintenance on a periodic basis. These costs, including major maintenance costs, are expensed as incurred.

Revenue Recognition

       EME Homer City records revenue and related costs as electricity is generated or services are provided unless EME Homer City is subject to SFAS No. 133 and does not qualify for the normal sales and purchases exception. EME Homer City enters into power and fuel hedging and optimization transactions under a contract with EMMT. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, EME Homer City takes title to the commodities, and assumes the risks and rewards of ownership. Therefore, EME Homer City records settlement of non-trading physical forward contracts on a gross basis. Consistent with Emerging Issues Task Force No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes," EME Homer City nets the cost of purchased power against related third-party sales in markets that use locational marginal pricing, currently PJM. Financial swap and option transactions are settled net and, accordingly, EME Homer City does not take title to the underlying commodity. Therefore, gains and losses from settlement of financial swaps and options are recorded net. Managed risks typically include commodity price risk associated with fuel purchases and power sales.

Note 3. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2004	$5,149	$—	$5,149
Change for 2005	(112,201)	—	(112,201)

Balance at December 31, 2005	(107,052)	—	(107,052)
Change for 2006	164,959	—	164,959
SFAS No. 158 adjustments(1)	—	(1,502)	(1,502)

Balance at December 31, 2006	$57,907	$(1,502)	$56,405

(1)
Represents adjustments to initially apply SFAS No. 158 discussed in Note 8—Compensation and Benefit Plans.

       Unrealized gains on cash flow hedges, net of tax, at December 31, 2006, include unrealized gains on commodity hedges related to futures and forward energy sales contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than EME Homer City's contract prices. The change from unrealized losses to unrealized gains during 2006 resulted from a decrease in market prices for power and hedge contracts that settled during 2006.

       As EME Homer City's hedged positions are realized, approximately $52.6 million, after tax, of the net unrealized gains on cash flow hedges at December 31, 2006 are expected to be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized gains will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2009.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net losses of $4.0 million, $62.6 million and $13.6 million during the years ended December 31, 2006, 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in the income statements.

Note 4. Property, Plant and Equipment

       At December 31, 2006 and 2005, property, plant and equipment consisted of the following:

	2006	2005
	(in thousands)
Land	$7,284	$7,284
Power plant facilities	2,637	2,637
Plant and equipment under lease financing	1,591,036	1,591,192
Leasehold improvements	91,345	82,172
Emission allowances	433,777	438,068
Construction in progress	6,533	9,118
Equipment, furniture and fixtures	9,285	9,013
Capitalized leased equipment	916	916

	2,142,813	2,140,400
Less accumulated depreciation and amortization	348,853	289,472

Property, plant and equipment, net	$1,793,960	$1,850,928

       As a result of the sale-leaseback transaction on December 7, 2001, a majority of the generating facilities and equipment were classified as power plant and equipment under lease financing. EME Homer City recorded amortization expense related to the leased facilities of $47.3 million for all three years ended December 31, 2006, 2005 and 2004. Accumulated amortization related to the leased facilities was $239.4 million and $192.2 million at December 31, 2006 and 2005, respectively.

Asset Retirement Obligations

       Effective January 1, 2003, EME Homer City adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an ARO in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

       In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143. This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. This interpretation became effective as of December 31, 2005 for EME Homer City. The adoption of this interpretation had no impact on EME Homer City's financial statements.

       EME Homer City recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

	2006	2005	2004
	(in thousands)
Beginning balance	$5,140	$4,672	$4,248
Accretion expense	514	468	424

Ending balance	$5,654	$5,140	$4,672

Note 5. Long-Term Debt

       EME Homer City entered into a subordinated revolving loan agreement during 1999 with Edison Mission Finance. This loan agreement bears interest at a fixed rate of 8.0% on outstanding amounts and terminates on March 18, 2014. On December 8, 2003, EME Homer City amended and restated the loan agreement with Edison Mission Finance and issued a note evidencing its repayment obligations under the loan agreement. The amended and restated loan agreement had no effect on the financial terms of the agreement. EME Homer City owed approximately $512 million and $439 million under the loan agreement at December 31, 2006 and 2005, respectively. EME Homer City is restricted under the participation agreements entered into as a part of the sale-leaseback transaction from making any payments under this facility unless specified conditions are met.

       EME Homer City incurred interest costs related to its affiliate debt of $39.9 million, $37.1 million and $38.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 6. Risk Management and Derivative Financial Instruments

Commodity Price Risk Management

       EME Homer City's risk management policy allows for the use of derivative financial instruments through EMMT to limit financial exposure from fluctuations in electricity, capacity, fuel prices, emission allowances and transmission rights for non-trading purposes. Use of these instruments exposes EME Homer City to commodity price risks, which represent the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME Homer City's risk management policies through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated. EMMT uses "value at risk" to identify, measure, monitor and control its overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss limits and counterparty credit exposure limits.

       The following table summarizes the carrying amounts and fair values for outstanding financial instruments used for hedging activities. The change in fair value of electricity contracts in 2006 as compared to 2005 is attributable to the decline in average market prices for power as compared to contracted prices at December 31, 2006, which is the valuation date, causing the fair value of the contracts to become assets instead of liabilities.

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commodity price:
Electricity	$89,099	$89,099	$(230,546)	$(230,546)

       In assessing the fair value of EME Homer City's electricity contracts, EME Homer City uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. The fair value of the electricity contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors.

Credit Risk

       In conducting EME Homer City's hedging activities, EMMT contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME Homer City would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to EME Homer City. Further, EME Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time a counterparty defaulted.

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

       EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 58%, 85% and 45% of EME

Homer City's operating revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all members based upon a predetermined formula.

       For the year ended December 31, 2006, EMMT also made sales to Coral Power, LLC that accounted for approximately 21% of EME Homer City's operating revenues. For the year ended December 31, 2005, EMMT made sales to Cincinnati Gas & Electric Company and Constellation Power Source, Inc. that accounted for approximately 22% and 11% of EME Homer City's operating revenues, respectively. For the year ended December 31, 2004, approximately 35% of EME Homer City's operating revenues were from sales to BP Energy Company.

Note 7. Income Taxes

       Income tax expense (benefit) includes the current tax liability (benefit) from operations and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax asset were:

	Years Ended December 31,
	2006	2005
	(in thousands)
Deferred tax assets
Lease financing	$96,099	$102,292
Derivative assets	—	97,288
Employee benefits	—	3,735
Accrued expenses	4,079	—
State taxes	2,991	—
Net operating losses	283	412
Other	1,020	3,275

Total	104,472	207,002
Deferred tax liabilities
Property, plant and equipment—basis differences	$35,557	$56,812
Derivative liabilities	36,196	—

Total	71,753	56,812

Deferred tax asset, net	$32,719	$150,190

Classification of accumulated deferred income taxes:
Included in current assets	$—	$75,516
Included in non-current assets	$65,781	$74,674
Included in current liabilities	$33,062	$—

       EME Homer City has $4.3 million and $6.3 million of Pennsylvania net operating loss carryforwards at December 31, 2006 and December 31, 2005, respectively, which expire beginning in 2022. For years beginning after December 31, 2006, the Pennsylvania net operating loss carryforwards are limited in use to the greater of $3 million per year or 12.5% of taxable income.

       The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current
Federal	$21,698	$20,643	$5,180
State	5,586	7,532	5,381

Total current	27,284	28,175	10,561

Deferred
Federal	(2,107)	(26,371)	(11,254)
State	404	(5,819)	(7,193)

Total deferred	(1,703)	(32,190)	(18,447)

Provision (benefit) for income taxes	$25,581	$(4,015)	$(7,886)

       Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Provision (benefit) for federal income taxes at statutory rate	$22,684	$(5,292)	$(6,973)
Increase (decrease) in taxes from:
State tax, net of federal benefit	3,795	1,276	227
Reversal of valuation allowance	—	—	(1,404)
Qualified production deduction	(507)	—	—
Other	(391)	1	264

Total provision (benefit) for income taxes	$25,581	$(4,015)	$(7,886)

Effective tax (benefit) rate	39.5%	(26.6)%	(39.6)%

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

Note 8. Compensation and Benefit Plans

       Employees of EME Homer City are eligible for various benefit plans of Edison International.

Employee Savings Plan

       A 401(k) plan is maintained to supplement eligible employees' retirement income. EME Homer City matches 100% of non-union employee contributions up to 6% of such employees' base annual compensation. EME Homer City also matches 70% of contributions made by union employees, up to 4% of base annual compensation. Employer contributions vest 20% per year. Contribution expense for the years ended December 31, 2006, 2005 and 2004 was approximately $593,000, $566,000 and $487,000, respectively.

Pension Plans and Postretirement Benefits Other Than Pensions

       SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension plan and other postretirement plans as assets or liabilities in their balance sheet; the assets or liabilities are offset through other comprehensive income. See Note 2—Summary of Significant Accounting Policies—New Accounting Pronouncements for further discussion. EME Homer City adopted SFAS No. 158 prospectively on December 31, 2006.

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

       The expected contributions (all by employer) for the plans are approximately $1.7 million for the year ended December 31, 2007. The amount is subject to change based on, among other things, the limits established for federal tax deductibility.

       The fair value of plan assets is determined by market value.

       Information on plan assets and benefits obligations is shown below:

	Years Ended December 31,
	2006	2005
	(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$23,484	$21,527
Service cost	1,618	1,799
Interest cost	1,247	1,143
Actuarial gain	(1,736)	(582)
Benefits paid	(134)	(403)

Projected benefit obligation at end of year	$24,479	$23,484

	Years Ended December 31,
	2006	2005
	(in thousands)
Accumulated benefit obligation at end of year	$17,439	$16,974

Change in plan assets
Fair value of plan assets at beginning of year	$13,363	$11,164
Actual return on plan assets	2,207	1,246
Employer contributions	769	1,356
Benefits paid	(134)	(403)

Fair value of plan assets at end of year	$16,205	$13,363

Determination of net recorded liability
Funded status	$(8,274)	$(10,121)
Unrecognized net loss	—	2,604

Net recorded liability	$(8,274)	$(7,517)

Additional detail of amounts recognized in balance sheets:
Intangible asset	$—	$—
Accumulated other comprehensive income	(248)	—
Additional detail of amounts recognized in accumulated other comprehensive income:
Prior service cost	$—	$—
Net actuarial gain	(248)	—
Pension plan with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$3,400	$23,484
Accumulated benefit obligation	3,299	16,974
Fair value of plan assets	1,491	13,363
Weighted-average assumptions at end of year:
Discount rate	5.75%	5.50%
Rate of compensation increase	5.00%	5.00%

       Expense components are:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Service cost	$1,618	$1,799	$1,640
Interest cost	1,247	1,143	1,058
Expected return on plan assets	(1,095)	(888)	(678)
Net amortization	4	121	108

Total expense	$1,774	$2,175	$2,128

Change in accumulated other comprehensive income	$248	$—	$—
Weighted-average assumptions:
Discount rate	5.50%	5.50%	6.00%
Rate of compensation increase	5.00%	5.00%	5.00%
Expected return on plan assets	7.50%	7.50%	7.50%

       The estimated amortization amount for 2007 is $26,000 for net actuarial gain.

       The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending December 31,	(in thousands)
2007	$589
2008	659
2009	755
2010	813
2011	895
2012-2016	4,545

       Asset allocations are:

		December 31,
	Target for 2007
		2006	2005
United States equity	45%	47%	47%
Non-United States equity	25%	26%	26%
Private equity	4%	2%	2%
Fixed income	26%	25%	25%

Postretirement Benefits Other Than Pensions

       A portion of EME Homer City's non-union employees retiring at or after age 55 with at least ten years of service are eligible for postretirement health care, dental, life insurance and other benefits paid in part by EME Homer City. Eligibility depends on a number of factors, including the employee's hire date. Employees in union-represented positions who were eligible to retire prior to May 14, 2002 are covered under the postretirement benefit plans of GPU, Inc., their employer prior to EME Homer City's acquisition of the facilities in 1999. EME Homer City has accounted for postretirement benefit obligations on the basis of a substantive plan under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension" (SFAS No. 106). A substantive plan means that EME Homer City assumed for accounting purposes that it would provide postretirement benefits to union-

represented employees following the conclusion of negotiations to replace the benefits agreement scheduled to expire on May 14, 2003. In May 2003, EME Homer City reached agreement with the union on a new collective bargaining agreement covering wages, benefits and working conditions. This agreement, which expired December 31, 2006, was extended to December 31, 2007 by mutual agreement. Accordingly, EME Homer City will amortize the impact over the estimated remaining service of covered employees.

       On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act authorized a federal subsidy to be provided to plan sponsors for certain prescription drug benefits under Medicare. EME Homer City adopted a new accounting pronouncement for the effects of the Act, effective July 1, 2004, which reduced EME Homer City's accumulated benefits obligation by $1.5 million upon adoption.

       The expected contributions (all by the employer) for the postretirement benefits other than pensions trust are $271,000 for the year ended December 31, 2007. This amount is subject to change based on, among other things, the Act referenced above and the impact of any benefit plan amendments.

       The fair value of plan assets is determined by market value.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2006	2005
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$20,870	$17,475
Service cost	849	742
Interest cost	1,221	1,142
Actuarial loss	378	1,593
Plan participant contributions	22	—
Benefits paid	(192)	(82)

Benefit obligation at end of year	$23,148	$20,870

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	170	82
Plan participant contributions	22	—
Benefits paid	(192)	(82)

Fair value of plan assets at end of year	$—	$—

Determination of net recorded liability
Funded status	$(23,148)	$(20,870)
Unrecognized net loss	—	3,159
Unrecognized prior service cost	—	(504)

Net recorded liability	$(23,148)	$(18,215)

Additional details of amounts recognized in accumulated other comprehensive income:
Prior service cost	$(400)	$—
Net actuarial loss	3,246	—
Weighted-average assumptions at end of year:
Discount rate	5.75%	5.50%
Assumed health care cost trend rates:
Rate assumed for following year	9.25%	10.25%
Ultimate rate	5.00%	5.00%
Year ultimate rate reached	2011	2011

       Expense components are:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Service cost	$849	$742	$631
Interest cost	1,221	1,142	956
Amortization of unrecognized prior service costs	(104)	(104)	(107)
Amortization of unrecognized net loss	291	307	—

Total expense	$2,257	$2,087	$1,480

Weighted-average assumptions:
Discount rate	5.50%	5.75%	6.25%
Assumed health care cost trend rates:
Current year	10.25%	10.00%	12.00%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2011	2010	2010

       The estimated amortization amounts for 2007 are $(104,000) for prior service costs and $222,000 for net actuarial loss.

       Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2006, by $4.1 million and annual aggregate service and interest costs by $423,000. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2006, by $3.5 million and annual aggregate service and interest costs by $351,000.

       The following benefit payments are expected to be paid:

Years ended December 31,	Before Subsidy	Net
	(in thousands)
2007	$274	$271
2008	400	395
2009	559	552
2010	734	724
2011	929	914
2012-2016	7,071	6,883

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

Description of Pension and Postretirement Benefits Other Than Pensions Investment Strategies

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

Determination of the Expected Long-Term Rate of Return on Assets

       The overall expected long-term rate of return on assets assumption is based on the target asset allocation for plan assets and capital markets return forecasts for asset classes employed. A portion of postretirement benefits other than pensions trust asset returns are subject to taxation, so the expected long-term rate of return for these assets is determined on an after-tax basis.

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

Note 9. Commitments and Contingencies

Lease Commitments

       EME Homer City had operating leases in place relating mainly to tractors and trucks. EME Homer City also has a lease financing with respect to its facilities, which is described in more detail below. At December 31, 2006, the future minimum payments over the next five years were as follows:

Years Ending December 31,	Operating Leases	Lease Financing
	(in thousands)
2007	$493	$150,802
2008	475	152,173
2009	257	150,776
2010	142	154,992
2011	79	160,378
Thereafter	—	1,814,158

Total future commitments	$1,446	2,583,279

Amount representing interest		(1,273,559)

Net commitments		$1,309,720

       Operating lease expense amounted to $1.0 million, $1.1 million and $0.7 million in 2006, 2005 and 2004, respectively.

Facilities Sale-Leaseback

       On December 7, 2001, EME Homer City completed the sale-leaseback of its Homer City facilities to third-party lessors for an aggregate purchase price of $1.591 billion, comprised of $782 million in cash and assumption of debt (the fair value of which was $809.3 million). The leases EME Homer City entered into as part of this transaction are referred to as facility leases. The transaction has been accounted for as a lease financing for accounting purposes, which means that EME Homer City reflects the Homer City facilities as an asset on its balance sheet, although EME Homer City has no legal ownership, and records the net present value of the future minimum lease payments as lease debt. Under the terms of the 33.67 year leases, EME Homer City is obligated to make semi-annual lease payments on each April 1 and October 1. The gain on the sale of the Homer City facilities has been deferred and is being amortized over the term of the lease.

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

       In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1, subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2006, the senior rent service coverage ratio was 2.32 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. If all accrued rent, including both the senior portion and the equity portion of the rent, has been paid and all other required conditions have been met, amounts remaining in the distribution account will be available for distribution to the partners in EME Homer City or available to prepay principal under the intercompany loan agreement with Edison Mission Finance, subject to certain restrictions in the sale-leaseback documentation, including restrictions on distributions.

       EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40.0 million included in restricted cash at December 31, 2006 and 2005.

Lease Swap Agreement

       In connection with the sale-leaseback transaction, EME Homer City has entered into a swap agreement with a bank in order to more effectively match its cash flow, which generally is higher during the summer months when energy prices are higher, with its lease payments. Beginning in April 2002 through April 2014, the bank makes a swap payment to EME Homer City in April of each year and EME Homer City makes a swap payment to the bank in October of each year. The amount of each swap payment is designed to reverse the amounts of the semi-annual payments due under the lease so that EME Homer City effectively has lower cash obligations in April and higher cash obligations in October. In April 2006, EME Homer City received a swap payment of $62.4 million, and in October 2006 EME Homer City made a swap payment of $63.1 million, resulting in a net deposit balance due from the bank of $45.4 million at December 31, 2006. EME Homer City is also required to fund one-sixth of the October swap payment each month, between April and September of each year, into a restricted cash account. The implicit interest rate, which was fixed at inception of the swap agreement, is based on LIBOR during periods that EME Homer City has a net deposit with the bank, and LIBOR plus 5% during periods that EME Homer City has a net loan with the bank.

Other Commitments

Capital Improvements

       At December 31, 2006, EME Homer City had firm commitments to spend approximately $0.7 million on capital expenditures in 2007 primarily related to SCR system performance improvements. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

       At December 31, 2006, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The remaining contracts' lengths range from one year to three years. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to be $345.3 million in the next three years summarized as follows: 2007—$219.5 million; 2008—$93.6 million; and 2009—$32.2 million.

Coal Transportation Agreements

       At December 31, 2006, EME Homer City had contractual commitments for the transport of coal by rail to its facilities, with remaining contract lengths that range from one year to two years. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses. Although trucking remains the predominant mode of transportation for coal shipments to the Homer City facilities, rail transportation is expected to increase in 2007 as EME Homer City diversifies its alternative modes of transporting coal to the plant site. These minimum commitments are currently estimated to be $20.2 million in the next two years summarized as follows: 2007—$9.7 million; and 2008—$10.5 million.

Coal Cleaning Agreement

       Effective January 1, 2006, EME Homer City entered into a coal cleaning agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. The agreement expires on December 31, 2010. Based on the contract provisions, the minimum commitments are currently estimated to be $21.4 million in the next four years summarized as follows: 2007—$5.4 million; 2008—$5.4 million; 2009—$5.3 million; and 2010—$5.3 million.

Other Contractual Obligations

       At December 31, 2006, EME Homer City had contractual agreements for the purchase of limestone, which is used for the wet scrubber flue gas desulfurization system on Unit 3, under contracts with remaining lengths from one year to three years. The minimum commitments are currently estimated to be $4.7 million in the next three years summarized as follows: 2007—$1.5 million; 2008—$1.6 million; and 2009—$1.6 million.

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

Guarantees and Indemnities

Tax Indemnity Agreements

       In connection with the sale-leaseback transaction related to the Homer City facilities, EME Homer City and its indirect parent, EME, entered into tax indemnity agreements. Under these tax indemnity agreements, EME Homer City and EME agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of the obligations under these tax indemnity agreements, EME Homer City cannot determine a maximum potential liability. The indemnities would be triggered by a valid claim from the lessors. EME Homer City has not recorded a liability related to these indemnities.

Indemnity Provided as Part of the Acquisition of the Homer City Facilities

       In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a claim from the sellers. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. EME Homer City has not recorded a liability related to this indemnity.

Contingencies

Ash Disposal Site

       EME Homer City's ash disposal site is a permitted Class I Residual Waste Landfill, the most stringently regulated of the three categories of residual waste landfills authorized by the regulations of the PADEP. EME Homer City's permit allows it to dispose of coal combustion by-products, including fly ash, bottom ash and pyrites, and miscellaneous plant wastes at the landfill. The wastes are deposited in compacted layers within lifts, or sections. Each lift where coal ash is disposed must be capped and covered when it reaches final grade. EME Homer City must also monitor groundwater quality at and adjacent to the ash disposal site through a network of monitoring wells and report the results to the PADEP on a periodic basis. In the event that a disposal facility's groundwater monitoring identifies degradation in any of its wells, the PADEP's regulations require the facility to first confirm the existence and nature of the degradation by conducting a groundwater assessment. If the assessment confirms groundwater degradation in excess of the applicable regulatory standards, the facility is then required to prepare and implement an abatement plan that could include measures such as installing a liner in a previously unlined area. To date, no degradation has been found in the groundwater monitoring system at EME Homer City that would require the development of an assessment or abatement plan. EME Homer City also provides financial assurance in the form of a surety bond to guarantee its closure and post-closure obligations at the landfill. The estimated closure date is 2018. Management does not believe that the costs of maintaining and closing the ash disposal site will have a material impact on EME Homer City's financial statements.

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

       On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed, resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure resulted in claims under EME Homer City's property and business interruption insurance policies. At December 31, 2006, EME Homer City had a $16.8 million receivable, of which $10.8 million relates to business interruption insurance coverage and has been reflected in interest and other income (expense) in EME Homer City's income statements. In January 2007, EME Homer City received a $3.5 million cash payment related to the replacement transformer.

FERC Notice Regarding Investigatory Proceeding against EMMT

       At the end of October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the FERC's rules with respect to certain bidding practices employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Should a formal proceeding be commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised EME Homer City that EMMT believes that it has complied with the FERC's rules and that it intends to contest vigorously any allegation of violation. EMMT has further advised EME Homer City that it cannot predict at this time the outcome of this matter or estimate the possible liability should the outcome be adverse.

Environmental Matters and Regulations

Introduction

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

Air Quality Regulation

       Federal environmental regulations require reductions in emissions beginning in 2009 and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. Compliance with these regulations and SIPs will affect the costs and the manner in which EME Homer City conducts its business, and will require EME Homer City to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that EME Homer City's financial position and results of operations would not be materially adversely affected as a result.

Clean Air Act

       On May 12, 2005, the CAIR was published in the Federal Register. The CAIR requires 28 eastern states and the District of Columbia to address ozone attainment issues by reducing regional NOX and SO2 emissions. The CAIR reduces the current Clean Air Act Title IV Phase II SO2 emissions allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also requires reductions in regional NOX emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court, which may result in changes to the substance of the rule and to the timetables for implementation.

       EME Homer City expects that compliance with the CAIR and the regulations and revised SIPs developed as a consequence of the CAIR will result in increased capital expenditures and operating expenses. EME Homer City's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

       The Pennsylvania Environmental Quality Board accepted the PADEP's proposed SIP to implement the CAIR on February 20, 2007. The SIP is very similar to the Federal CAIR with modest NOX set asides for generation from renewables and waste coal. At this time EME plans to comply with the proposal using existing pollution control equipment supplemented with the purchase of SO2 credits for the first phase of the rule which is effective in 2010.

Mercury Regulation

       The CAMR, published in the Federal Register on May 18, 2005, creates a market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual nationwide cap will be 38 tons. Emissions of mercury are to be reduced primarily by taking advantage of mercury reductions achieved by reducing SO2 and NOX emissions under the CAIR. In the second phase, which is to take effect in 2018, coal-fired power plants will be subject to a lower annual cap, which will reduce emissions nationwide to 15 tons. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the US EPA.

       Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired power plants had to be regulated as a hazardous air pollutant pursuant to Section 112 of the federal Clean Air Act, which would have imposed technology-based standards. Both the US EPA's rescission action and the CAMR are being challenged in the courts. Because EME Homer City cannot predict the outcome of these challenges, which could result in changes to the CAMR rules and timetables, the full impact of this regulation currently cannot be assessed.

       On February 17, 2007, the PADEP published in the Pennsylvania Bulletin regulations that would require coal-fired power plants to reduce mercury emissions by 80% by 2010 and 90% by 2015. The rule does not allow the use of emissions trading to achieve compliance. The rule became final upon publication.

       At this time EME Homer City expects its facilities to achieve compliance by the 2010 deadline with mercury removal achieved by an existing flue gas desulfurization system on one generating unit and by sorbent injection on the other two units. EME Homer City has deferred making commitments for the installation of further environmental controls at its facilities at this time, but continues to study available environmental control technologies and estimated costs to reduce SO2 and mercury and to monitor developments related to mercury and other environmental regulations.

Ambient Air Quality Standards

       The US EPA designated non-attainment areas for its 8-hour ozone standard on April 30, 2004, and for its fine particulate matter standard on January 5, 2005. Indiana County, the location of the Homer City facilities, is in a non-attainment area for both standards.

       On September 22, 2006 the US EPA issued a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same but the 24-hour fine particulate standard is significantly more stringent. The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. EME Homer City anticipates that any such further emissions reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

       The Homer City facilities comply with current ozone requirements due to the selective catalytic reduction systems installed at each unit. Particulate requirements are met using a combination of scrubber reductions from Unit 3 and the purchase of SO2 allowances. Pennsylvania has not yet proposed new regulations to implement the National Ambient Air Quality Standards for 8-hour ozone or for fine particulates. These SIPs are to be submitted to US EPA by June 15, 2007 and April 5, 2008, respectively. Although the final form of the SIPs is not yet known, at this time EME Homer City anticipates that current treatment will be sufficient to meet the SIP requirements for 8-hour ozone, and that the SIP for fine particulates will require the continued use of the existing scrubber supplemented by the purchase of SO2 allowances.

Regional Haze

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their SIPs to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. States must develop SIPs by December 2007. It is possible that sources subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the CAIR. However, until the SIPs are revised, EME Homer City cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

       In Pennsylvania, the PADEP considers the CAIR to meet the BART requirements, and the Homer City facilities are only required to consider reductions in emissions of suspended particulate matter (PM10), which at this time have not been developed by the state.

New Source Review Requirements

       Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address Clean Air Act NSR compliance issues at the nation's coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, in the event that modifications are made to air emissions sources at a facility. The US EPA's strategy included both the filing of a number of suits against power plant owners, and the issuance of a number of administrative notices of violation to power plant owners alleging NSR violations. EME Homer City has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at its facilities.

       On October 13, 2005, the US EPA proposed a change to the NSR program. The proposal put forth several options for a new emissions test based on the impact of a facility modification on a facility's maximum hourly emissions or its emissions per unit of energy produced. The existing NSR emissions test is based on the impact of a modification on a generating station's net annual emissions.

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

       Prior to EME Homer City's purchase of the Homer City facilities, the US EPA requested information under Section 114 of the Clean Air Act from the prior owners of the plant concerning physical changes at the plant. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. Other than this request for information, no

NSR enforcement-related proceedings have been initiated by the US EPA with respect to any of EME Homer City's facilities.

       EME Homer City will continue to monitor developments with respect to the NSR program and NSR enforcement to assess what implications, if any, they will have on its facilities, its results of operations or financial position.

Water Quality Regulation

       The discharge from the treatment plant receiving the wastewater stream from EME Homer City's Unit 3 flue gas desulfurization system has exceeded the stringent water-quality based limits for selenium in the station's National Pollutant Discharge Elimination System permit. As a result, EME Homer City was notified in April 2002 by the PADEP that it was included in the Quarterly Noncompliance Report submitted to the US EPA. With PADEP's approval, EME Homer City has undertaken a pilot program utilizing biological treatment. EME Homer City prepared a draft of a consent order and agreement addressing the selenium issue and presented it to the PADEP for consideration in connection with the renewal of the station's National Pollutant Discharge Elimination System permit. The PADEP has included civil penalties in consent agreements related to other facilities with selenium treatment issues, but the amount of civil penalties that may be assessed against EME Homer City cannot be estimated at this time.

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

       Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, EME Homer City may be liable for these costs. EME Homer City has agreed to indemnify the sellers of the Homer City facilities for specified environmental liabilities. See "—Guarantees and Indemnities" for a discussion of the indemnity agreement.

Climate Change

       To date, the United States has chosen to pursue a voluntary greenhouse gas emissions reduction program to meet its obligations as a signatory to the United Nations Framework Convention on Climate Change. Currently a number of bills are proposed or under discussion in Congress to mandate reductions of greenhouse gas emissions. At this point, EME Homer City is unable to determine whether any of these proposals will be enacted into law or to estimate their potential effect on EME Homer City.

       There have been petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the CAIR. Also, in 2004, several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by the alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. EME Homer City was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with the United States Court of Appeals for the Second Circuit.

       In April 2006, private citizens brought a complaint in federal court in Mississippi against numerous defendants, including several electric utilities, arguing that emissions from the defendants' facilities contributed to climate change and seeking monetary damages related to the 2005 hurricane season. EME Homer City was not named as a defendant in the complaint.

       On December 20, 2005, seven northeastern states entered into a Memorandum of Understanding to create a regional initiative to establish a cap and trade greenhouse gas program for electric generators, referred to as the RGGI. In August 2006, the participating states issued a model rule to be used as a basis for individual state legislative and regulatory action to implement the program. Pennsylvania is not a signatory to the RGGI, although it participated as an observer of the process. Recent reports indicate that Pennsylvania is planning to announce a climate change policy that may include joining the RGGI. If Pennsylvania were to join the RGGI, this could have a material impact on the Homer City facilities.

       The ultimate outcome of the climate change debate could have a significant economic effect on EME Homer City. Any legal obligation that would require EME Homer City to reduce substantially its emissions of carbon dioxide or would impose additional costs or charges for the emission of carbon dioxide could have a materially adverse effect on EME Homer City.

Note 10. Related Party Transactions

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

       The net fees earned by EMMT were $0.7 million, $0.6 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Beginning in the second quarter of 2003, EMMT began prepaying in full for the following month's expected power generation. As a result of the accelerated payments, EME Homer City had payables due to EMMT of $91.8 million and $90.1 million at December 31, 2006 and 2005, respectively.

       EME Homer City entered into several transactions through EMMT for the purchase or sale of SO2 and NOX allowances. All transactions were completed at market price on the date of the transaction. Net consideration paid by EME Homer City was $27.4 million, $80.0 million and $43.9 million during 2006, 2005 and 2004, respectively.

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

Fuel Services Agreements

       EME Homer City entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, EME Homer City pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the three years ended December 31, 2006, 2005 and 2004 was $0.3 million, $0.4 million and $0.4 million, respectively.

Affiliate Financing

       EME Homer City has obtained financing from Edison Mission Finance in connection with its acquisition of the Homer City facilities. For further discussion, see Note 5—Long-Term Debt.

Services Agreements with EME and Edison International

       Certain administrative services such as payroll, employee benefit programs, insurance, and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs, payroll funding and other services totaling $32.1 million, $31.9 million and $30.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. EME Homer City had a net payable of $0.1 million at December 31, 2006 and a net receivable of $0.3 million at December 31, 2005 due to/from Edison International related to these programs.

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

Management and Administration Agreement with Midwest Generation EME, LLC

       In April 2004, EME Homer City and Midwest Generation EME entered into a new management and administration agreement pursuant to which Midwest Generation EME began charging EME Homer City for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2006, 2005 and 2004 were $2.7 million, $2.9 million and $1.4 million, respectively. EME Homer City had a payable of $0.2 million at December 31, 2006 and 2005, due to Midwest Generation EME related to this agreement.

Note 11. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash paid
Interest	$115,136	$161,433	$143,714
Income taxes	2,010	4,795	—
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement	$60,154	$—	$—

Note 12. Quarterly Financial Data (unaudited)

2006	First	Second	Third(1)	Fourth	Total
	(in thousands)
Operating revenues	$122,652	$148,080	$198,745	$172,319	$641,796
Operating income	12,391	34,500	76,637	66,529	190,057
Provision (benefit) for income taxes	(9,062)	4,158	17,376	13,109	25,581
Net income (loss)	(12,559)	8,734	23,911	19,146	39,232
2005	First	Second	Third(i)	Fourth	Total
Operating revenues	$157,153	$136,120	$168,021	$130,344	$591,638
Operating income	54,471	22,305	46,431	4,935	128,142
Provision (benefit) for income taxes	8,126	(6,265)	4,528	(10,404)	(4,015)
Net income (loss)	10,448	(8,146)	5,900	(19,308)	(11,106)

(1)
Reflects EME Homer City's seasonal pattern, in which earnings are generally higher in the third quarter of each year.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

       Omitted pursuant to General Instruction I.(2)(c).

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

ITEM 11.    EXECUTIVE COMPENSATION

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

       The following table sets forth the aggregate fees billed to EME Homer City for the fiscal years ended December 31, 2006 and December 31, 2005, by PricewaterhouseCoopers LLP:

	EME Homer City Generation L.P.
	2006	2005
	($000)
Audit Fees	$481	$375
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

       The Edison International Audit Committee reviews with management and pre-approves all audit services to be performed by the independent accountants and all non-audit services that are not prohibited and that require pre-approval under the Securities Exchange Act. The Edison International Audit Committee's pre-approval responsibilities may be delegated to one or more Edison International

Audit Committee members, provided that such delegate(s) presents any pre-approval decisions to the Edison International Audit Committee at its next meeting. The independent auditors must assure that all audit and non-audit services provided to EME Homer City have been approved by the Edison International Audit Committee.

       During the fiscal year ended December 31, 2006, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

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
10.11
Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of April 1, 2005, by and among Homer City OL1 LLC and Union Bank of California, N.A., as issuing bank and as agent, incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended March 31, 2005.
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
10.12.1
Amendment No. 1 to Tax-Allocation Agreement, effective March 31, 2006, by and between EME Homer City Generation L.P. and Edison Mission Holdings Co., incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended March 31, 2006.

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

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ W. James Scilacci W. James Scilacci Director and Vice President
Date:	February 28, 2007

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy F. Gorney Guy F. Gorney	Director and President (Principal Executive Officer)	February 28, 2007
/s/ W. James Scilacci W. James Scilacci	Director and Vice President (Principal Financial Officer)	February 28, 2007
/s/ Mark C. Clarke Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	February 28, 2007
/s/ Raymond W. Vickers Raymond W. Vickers	Director	February 28, 2007

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE None
GLOSSARY
PART I
  ITEM 1. BUSINESS
PART II
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING ESTIMATES
EME HOMER CITY GENERATION L.P. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EME HOMER CITY GENERATION L.P. STATEMENTS OF INCOME (LOSS) (In thousands)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands)
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS
PART III
INDEPENDENT ACCOUNTANT FEES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
  SIGNATURES