Form 10-Q
period 2007-03-31
EME HOMER CITY GENERATION LP
filed 2007-05-09
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

        Number of shares outstanding of the registrant's ownership interests as of May 9, 2007: Not applicable.

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 48	Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
Fitch	Fitch Ratings
GWh	gigawatt-hours
ISO	independent system operator
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOX	nitrogen oxide
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
S&P	Standard & Poor's Ratings Services
SCR	selective catalytic reduction
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 155	Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 159	Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115"
SIP	state implementation plan
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF OPERATIONS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Revenues from Marketing Affiliate	$197,573	$122,652
Operating Expenses
Fuel	71,813	60,328
Gain on sale of emission allowances	—	(1,342)
Plant operations	33,828	35,302
Depreciation and amortization	14,575	14,817
Administrative and general	874	1,156

Total operating expenses	121,090	110,261

Operating income	76,483	12,391

Other Income (Expense)
Interest and other income	2,080	1,442
Interest expense	(36,925)	(35,454)

Total other expense	(34,845)	(34,012)

Income (loss) before income taxes	41,638	(21,621)
Provision (benefit) for income taxes	16,899	(9,062)

Net Income (Loss)	$24,739	$(12,559)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended March 31,
	2007	2006
Net Income (Loss)	$24,739	$(12,559)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of prior service credit, net of tax expense of $11	(15)	—
Amortization of actuarial loss, net of tax benefit of $11	16	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(58,616) and $77,382 for the three months ended March 31, 2007 and 2006, respectively	(80,498)	105,993
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(9,572) and $10,757 for the three months ended March 31, 2007 and 2006, respectively	13,146	(14,733)

Other comprehensive income (loss)	(67,351)	91,260

Comprehensive Income (Loss)	$(42,612)	$78,701

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands, Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$185,193	$113,839
Fuel inventory	51,815	47,385
Spare parts inventory	25,068	25,708
Deposits under lease swap agreement	—	45,386
Derivative assets	8,976	89,539
Other current assets	23,479	24,723

Total current assets	294,531	346,580

Property, Plant and Equipment	2,143,248	2,142,813
Less accumulated depreciation and amortization	363,427	348,853

Net property, plant and equipment	1,779,821	1,793,960

Deferred taxes	85,478	65,781
Restricted cash	47,119	47,119
Trust deposits	—	325
Long-term derivative assets	3,804	10,797

Total Assets	$2,210,753	$2,264,562

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$8,179	$3,346
Accrued liabilities	34,835	24,499
Due to affiliates	93,941	117,898
Interest payable	57,858	32,282
Interest payable to affiliates	15,053	39,804
Derivative liabilities	26,243	9,672
Deferred taxes	305	33,062
Current portion of lease financing	49,788	49,788

Total current liabilities	286,202	310,351

Long-term debt to affiliate	512,447	512,447
Lease financing, net of current portion	1,259,932	1,259,932
Benefit plans and other	44,051	42,867
Long-term derivative liabilities	13,333	1,565

Total Liabilities	2,115,965	2,127,162

Commitments and Contingencies (Note 5)
Partners' Equity	94,788	137,400

Total Liabilities and Partners' Equity	$2,210,753	$2,264,562

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2006	$136,443	$957	$137,400
Net income	24,714	25	24,739
Other comprehensive income	(67,284)	(67)	(67,351)

Balance at March 31, 2007	$93,873	$915	$94,788

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$24,739	$(12,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,716	14,817
Deferred taxes	(3,410)	(9,099)
Gain on sale of emission allowances	—	(1,342)
Increase (decrease) in due to/from affiliates	(23,957)	11,909
Increase in inventory	(3,790)	(22,244)
Decrease (increase) in other assets	1,411	(9,749)
Increase in accounts payable	4,833	1,009
Increase in accrued liabilities	10,169	10,169
Increase in interest payable	825	35,286
Increase in other liabilities	1,043	981
Decrease (increase) in derivative assets and liabilities	(501)	5,198

Net cash provided by operating activities	26,078	24,376

Cash Flows From Financing Activities
Refund of deposit under lease swap agreement	45,386	—
Borrowings on long-term obligations from affiliates	—	8,800

Net cash provided by financing activities	45,386	8,800

Cash Flows From Investing Activities
Capital expenditures	(435)	(3,120)
Proceeds from sale of emission allowances	—	5,633
Trust deposits	325	—
Proceeds from settlement claim	—	3,900

Net cash provided by (used in) investing activities	(110)	6,413

Net increase in cash and cash equivalents	71,354	39,589
Cash and cash equivalents at beginning of period	113,839	60,248

Cash and cash equivalents at end of period	$185,193	$99,837

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

        EME Homer City's significant accounting policies are described in Note 2 to its financial statements included in its annual report on Form 10-K for the year ended December 31, 2006. EME Homer City follows the same accounting policies for interim reporting purposes, with the exception of the change in accounting for uncertain tax positions (discussed below in "New Accounting Pronouncements"). This quarterly report should be read in connection with such financial statements.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

        Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $43.4 million and $25.6 million at March 31, 2007 and December 31, 2006, respectively. EME Homer City accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. Interest expense and penalties associated with income taxes are reflected in the caption "Provision (benefit) for income taxes" on the statements of operations. For further discussion of income taxes, see Note 4—Income Taxes.

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards Interpretation No. 48—

        In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertain tax positions. FIN No. 48 requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. EME Homer City adopted FIN No. 48 effective January 1, 2007. Based on the current status of discussions with tax authorities related to open tax years under audit and other information currently available, implementation of FIN No. 48 did not result in a cumulative-effect adjustment to partner's equity.

Statement of Financial Accounting Standards No. 155—

        In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. The adoption of this standard had no effect on EME Homer City's financial statements for the quarter ended March 31, 2007.

Accounting Principles Not Yet Adopted

Statement of Financial Accounting Standards No. 157—

        In September 2006, the FASB issued SFAS No. 157 which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. EME Homer City will adopt SFAS No. 157 on January 1, 2008. EME Homer City is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

Statement of Financial Accounting Standards No. 159—

        In February 2007, the FASB issued SFAS No. 159 which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Upon adoption, the first remeasurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. EME Homer City will adopt SFAS No. 159 on January 1, 2008. EME Homer City is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2006	$57,907	$(1,502)	$56,405
Current period change	(67,352)	1	(67,351)

Balance at March 31, 2007	$(9,445)	$(1,501)	$(10,946)

(1)
For further detail, see Note 3—Compensation and Benefit Plans.

        Unrealized losses on cash flow hedges, net of tax, at March 31, 2007, include unrealized losses on commodity hedges related to futures and forward energy sales contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than EME Homer City's contract prices. The change from unrealized gains to unrealized losses during the first quarter of 2007 resulted from an increase in market prices for power.

        As EME Homer City's hedged positions are realized, approximately $1.9 million, after tax, of the net unrealized losses on cash flow hedges at March 31, 2007 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2009.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net losses of $1.0 million and $10.7 million during the first quarters of 2007 and 2006, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in EME Homer City's income statements.

Note 3. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $1.7 million to its pension plans in 2007. As of March 31, 2007, no contributions have been made. EME continues to expect to contribute approximately $1.7 million to its pension plans in 2007.

        Components of pension expense are:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Service cost	$413	$497
Interest cost	348	318
Expected return on plan assets	(312)	(243)
Amortization of net actuarial (gain) loss	(26)	9

Total expense	$423	$581

Postretirement Benefits Other Than Pensions

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $271,000 to its postretirement benefits other than pensions in 2007. As of March 31, 2007, $68,000 in contributions has been made. EME Homer City continues to expect to contribute $271,000 to its postretirement benefits other than pensions in 2007.

        Components of postretirement benefits expense are:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Service cost	$212	$208
Interest cost	331	287
Amortization of prior service credit	(26)	(26)
Amortization of net actuarial loss	53	67

Total expense	$570	$536

Note 4. Income Taxes

        EME Homer City had effective income tax provision (benefit) rates during the first three months of 2007 and 2006 of 40.6% and (41.9)%, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        The total amount of unrecognized tax benefits as of the date of adoption of FIN No. 48 was $2.6 million. The total amount of unrecognized tax benefits as of the date of adoption that, if recognized, would affect the effective tax rate was $2.6 million. The total amount of accrued interest and penalties was $1.5 million as of the date of adoption.

        EME Homer City remains subject to examination by the Internal Revenue Service, the California Franchise Tax Board, and other state tax authorities from 1994 to present. EME Homer City continues its efforts to resolve open tax issues with the Internal Revenue Service and state authorities. The timing for resolving these open tax positions is subject to uncertainty, but it is reasonably possible that some portion of these open tax positions could be resolved in the next twelve months.

Note 5. Commitments and Contingencies

Termination of Lease Swap Agreement

        In connection with the sale-leaseback transaction, EME Homer City had entered into a swap agreement with a bank in order to more effectively match its cash flow, which generally is higher during the summer months when energy prices are higher, with its lease payments. At December 31, 2006, EME Homer City had a net deposit balance due from the bank of $45.4 million. On March 30, 2007, EME Homer City terminated the lease swap agreement and received a refund of the net deposit and the accrued interest totaling $45.9 million.

Other Commitments

Capital Improvements

        At March 31, 2007, EME Homer City had firm commitments to spend approximately $5.7 million on capital expenditures during the remainder of 2007 and $0.7 million in 2008 primarily related to SCR system performance improvements and a selenium removal system. These capital expenditures are planned to be financed by cash generated from operations.

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

Note 6. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash paid
Interest	$35,958	$40
Income taxes	1,701	420
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement	$—	$60,154

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

  •
  the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other aspects in the complex and volatile markets in which EME Homer City participates;

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

        Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in the "Risk Factors" section included in Part I, Item 1A of EME Homer City's Annual Report on Form 10-K for the year ended December 31, 2006. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business. Forward-looking statements speak only as of the date they are made, and EME Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME Homer City with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2006, and as compared to the first quarter ended March 31, 2006. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006.

        This MD&A is presented in four sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES

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

Overview of EME Homer City's Operating Performance

        EME Homer City's net income for the first quarter of 2007 was $24.7 million, compared to net loss of $12.6 million for the first quarter of 2006. The 2007 increase in earnings was primarily attributable to higher generation and higher average realized energy prices and lower prices of SO2 emission allowances as compared to 2006.

PJM Reliability Pricing Model

        In April 2007, PJM completed the first capacity auction under the PJM Reliability Pricing Model. EMMT participated in the auction for the period June 1, 2007 through May 31, 2008. After accounting for previous forward sales of capacity, a net 886 MW of capacity was sold from the Homer City facilities. The Homer City facilities are located in the "Rest of Market" area which had a clearing price of $40.80 per MW-day.

Critical Accounting Policies

        For a discussion of EME Homer City's critical accounting policies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Summary

        The table below summarizes revenues and key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Three Months Ended March 31,
	2007	2006
Operating Revenues (in millions)	$198	$123
Statistics
Generation (in GWh)	3,293	2,521
Aggregate plant performance
Equivalent availability(1)	86.5%	71.8%
Capacity factor(2)	80.8%	61.9%
Load factor(3)	93.3%	86.3%
Forced outage rate(4)	5.8%	23.4%
Average realized energy price/MWh(5)	$57.86	$49.57
Capacity revenue only (in millions)	$6	$3
Average fuel costs/MWh	$21.81	$23.93

(1)
The equivalent availability factor is defined as the number of MWh the coal units are available to generate electricity divided by the product of the capacity of the coal units (in MW) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal units are not available during periods of planned and unplanned maintenance.
(2)
The capacity factor is defined as the actual number of MWh generated by the coal plants divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.
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

Operating Revenues

        Operating revenues increased $74.9 million in the first quarter of 2007, compared to the first quarter of 2006. The increase was primarily attributable to higher generation and higher average realized energy prices. During the first quarter of 2006, an unplanned outage at Unit 3 contributed to lower generation and availability.

        Included in operating revenues were unrealized gains (losses) from hedging activities of $0.5 million and $(5.2) million for the first quarter of 2007 and 2006, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts at Homer City was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). At March 31, 2007, unrealized losses of $10.6 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods. See "Market Risk Exposures—Commodity Price Risk" and "—Accounting for Energy Contracts" for more information.

Unit 3 Outage

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed, resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure resulted in claims under EME Homer City's property and business interruption insurance policies. At March 31, 2007, EME Homer City had a $13.3 million receivable related to these claims. Resolution of the claims is subject to a number of uncertainties, including computations of the lost profit during the outage period.

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

Operating Expenses

        Operating expenses increased $10.8 million in the first quarter of 2007, compared to the first quarter of 2006. Operating expenses consisted of expenses for fuel, gain on sale of emission allowances, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $11.5 million in the first quarter of 2007, compared to the first quarter of 2006. The 2007 increase was due to higher coal consumption as a result of higher generation. Partially offsetting these increases was a lower cost of SO2emission allowances. The cost of SO2 allowances decreased to $5.7 million during the first quarter of 2007 from $11.8 million during the first quarter of 2006 primarily due to a decrease in the market price of SO2 emission allowances. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 emission allowances.

        There was no sale of emission allowances in the first quarter of 2007. Gain from the sale of emission allowances was $1.3 million during the first quarter of 2006. EME Homer City sold excess NOX emission allowances to an affiliate during the first quarter of 2006.

Other Income (Expense)

        Interest expense increased $1.5 million in the first quarter of 2007, compared to the first quarter of 2006. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also includes interest of $10.2 million and $8.8 million in the first quarters of 2007 and 2006, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

        EME Homer City had effective income tax provision (benefit) rates during the first three months of 2007 and 2006 of 40.6% and (41.9)%, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

New Accounting Pronouncements

        For a discussion of new accounting pronouncements affecting EME Homer City, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Pronouncements."

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2006.

Cash Flow

        At March 31, 2007, EME Homer City had cash and cash equivalents of $185.2 million, compared to $113.8 million at December 31, 2006. Net working capital at March 31, 2007 was $8.3 million, compared to $36.2 million at December 31, 2006. Net working capital decreased $27.9 million primarily attributable to a decrease in net derivative assets largely driven by an increase in forward power prices and a decrease in deposit under lease swap agreement due to termination of the agreement in 2007. Partially offsetting these decreases was an increase in cash and cash equivalents.

        Net cash provided by operating activities increased $1.7 million during the first quarter of 2007, compared to the first quarter of 2006. The 2007 increase was primarily due to income in 2007 versus losses in 2006 and timing of cash receipts and disbursement related to working capital items.

        Net cash provided by financing activities increased $36.6 million during the first quarter of 2007, compared to the first quarter of 2006. The 2007 increase was primarily attributable to payment received from the termination of the lease swap agreement.

        Net cash provided by (used in) investing activities was $(0.1) million and $6.4 million in the first quarters of 2007 and 2006, respectively. The 2007 decrease in net cash provided by investing activities was due to proceeds received in 2006 from sale of emission allowances and related to a settlement in connection with the 2002 outage of Unit 3, partially offset by lower capital expenditures in 2007.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

        At March 31, 2007, the estimated capital expenditures by EME Homer City for April through December 2007 and for 2008 and 2009 were as follows:

	April through December 2007	2008	2009
	(in millions)
Plant capital expenditures	$14.1	$25.7	$20.0
Environmental expenditures	5.7	9.5	14.7

Total	$19.8	$35.2	$34.7

        Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of feedwater heater and superheat tubes, and an expansion of a coal cleaning plant refuse site. Environmental expenditures relate to projects such as mercury emission monitoring, low NOX burners, and control and SCR performance improvements. EME Homer City plans to finance these expenditures with cash on hand or cash generated from operations. See further discussion regarding possible additional capital expenditures, including environmental control equipment, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006.

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

        The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to1 under circumstances specified in the participation agreements. During the 12 months ended March 31, 2007, the senior rent service coverage ratio was 3.20 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $40 million included in restricted cash at March 31, 2007 related to these reserve accounts.

Distributions to EME

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction:

	Three Months Ended March 31,
	2007	2006(1)
	(in millions)
Payment of interest	$35	$—
Payment of principal	—	—

Total payments	$35	$—

(1)
In March 2006, EME made an equity contribution of $8.8 million for working capital purposes. Subsequently, EME Homer City made a permitted distribution to EME of $8.8 million through a payment of interest on the subordinated revolving loan.

Credit Ratings

        EME Homer City is not currently rated. EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. The credit ratings for EME and EMMT, at March 31, 2007, were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME	B1	BB-	BB-
EMMT	Not Rated	BB-	Not Rated

        EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

        EME Homer City's sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with EMMT to sell forward the output of its facilities if EMMT does not have an investment grade credit rating from S&P or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City, which is not rated, currently sells all the output from its facilities through EMMT, which has a below investment grade credit rating. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through EMMT; or (2) EMMT must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that will allow it to enter into such sales, under specified conditions, through December 31, 2008. EME Homer City continues to be in compliance with the terms of the consent. EME Homer City is permitted to sell the output of its facilities into the spot market at any time. See "Market Risk Exposures—Commodity Price Risk."

Contractual Obligations

Capital Improvements

        At March 31, 2007, EME Homer City had firm commitments to spend approximately $5.7 million on capital expenditures during the remainder of 2007 and $0.7 million in 2008 primarily related to SCR system performance improvements and a selenium removal system. These capital expenditures are planned to be financed by cash generated from operations.

Termination of Lease Swap Agreement

        In connection with the sale-leaseback transaction, EME Homer City had entered into a swap agreement with a bank in order to more effectively match its cash flow, which generally is higher during the summer months when energy prices are higher, with its lease payments. At December 31, 2006, EME Homer City had a net deposit balance due from the bank of $45.4 million. On March 30, 2007, EME Homer City terminated the lease swap agreement and received a refund of the net deposit and the accrued interest totaling $45.9 million.

Environmental Matters and Regulations

        For a discussion of EME Homer City's environmental matters, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006. There have been no other significant developments with respect to environmental matters specifically affecting EME Homer City since the filing of its annual report, except as follows:

Climate Change

        On April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et. al. v. Environmental Protection Agency, et. al., ruling that US EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act and that it has a duty to (i) determine whether greenhouse gas emissions of new motor vehicles contribute to climate change or (ii) offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that US EPA's failure to make the necessary determination or offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the Clean Air Act related to emissions of motor vehicles, a parallel provision of the Clean Air Act applies to stationary sources such as electric generators. EME Homer City believes that the Court's Massachusetts decision may spur additional congressional action to require reductions of greenhouse gas emissions by all material sources, including electric generators.

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

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2006.

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

Introduction

        EME Homer City sells all its energy and capacity into wholesale power markets through EMMT. EMMT enters into energy contracts for EME Homer City's electric output in order to provide more predictable earnings and cash flow. When appropriate, EMMT manages the spread between electric prices and fuel prices through the use of forward contracts, swaps, futures, or options contracts. There is no assurance that contracts to hedge changes in market prices will be effective.

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the first three months of 2007 and 2006:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2007	2006	2007	2006
January	$40.30	$48.67	$44.63	$54.57
February	64.27	49.54	73.93	56.39
March	55.00	53.26	61.02	58.30

Quarterly Average	$53.19	$50.49	$59.86	$56.42

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2007:

2007	24-Hour PJM West Hub Forward Energy Prices(1)
April	$52.35
May	53.03
June	57.33
July	76.64
August	79.32
September	55.00
October	54.72
November	56.49
December	61.30
2008 Calendar "strip"(2)	$63.37

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes EME Homer City's hedge position at March 31, 2007:

	2007	2008	2009
MWh	5,714,350	7,232,000	2,048,000
Average price/MWh(1)	$64.29	$60.85	$71.05

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2007 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the three months ended March 31, 2007 and 2006, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 11%. The monthly average difference during the twelve months ended March 31, 2007 ranged from 3% to 23%.

        By entering into cash settled futures contracts and forward contracts using the PJM West Hub as the settlement point, EME Homer City is exposed to basis risk as described above. In order to mitigate basis risk, EME Homer City may purchase financial transmission rights and basis swaps in PJM for EME Homer City. A financial transmission right is a financial instrument that entitles the holder to receive the difference of actual spot prices for two delivery points in exchange for a fixed amount.

Accordingly, EME Homer City's hedging activities include using financial transmission rights alone or in combination with forward contracts and basis swap contracts to manage basis risk.

Coal Price Risk

        The Homer City facilities purchase coal primarily obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements extending through 2009. The following table summarizes the amount of coal under contract at March 31, 2007 for the remainder of 2007 and the following two years.

	April through December 2007	2008	2009
Amount of coal under contract in millions of tons(1)	3.9	2.1	0.8

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, increased during the first quarter of 2007 from 2006 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to $44.50 per ton at March 23, 2007 from $43.00 per ton at December 15, 2006, as reported by the Energy Information Administration. The 2007 increase in the NAPP coal price was in line with normal market price volatility.

Emission Allowances Price Risk

        The federal Acid Rain Program requires electric generating stations to hold SO2 allowances, and Pennsylvania regulations implemented the federal NOX SIP Call requirement. As part of the acquisition of the Homer City facilities, EME Homer City obtained the rights to the emission allowances that have been or are allocated to these facilities. EME Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. The average price of purchased SO2 allowances decreased to $478 per ton during the first quarter of 2007 from $664 per ton during 2006. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $435 per ton as of March 31, 2007.

        For a discussion of environmental regulations related to emissions, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006.

Accounting for Energy Contracts

        EME Homer City uses a number of energy contracts to manage exposure from changes in the price of electricity, including forward sales and purchases of physical power and forward price swaps which settle only on a financial basis (including futures contracts). EME Homer City follows SFAS No. 133, and under this Standard these energy contracts are generally defined as derivative financial instruments. Importantly, SFAS No. 133 requires changes in the fair value of each derivative financial instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative financial instruments, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview; Critical Accounting Estimates—Critical Accounting Estimates—Derivative Financial Instruments and Hedging Activities" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006.

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), EME Homer City records unrealized gains or losses. EME Homer City classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flow from operating activities in the statement of cash flow. The following table summarizes unrealized gains (losses) for the first quarters of 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Non-qualifying hedges	$(1.4)	$(2.0)
Ineffective portion of cash flow hedges	1.9	(3.2)

Total unrealized gains (losses)	$0.5	$(5.2)

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The decrease in fair value of electricity contracts at March 31, 2007 as compared to December 31, 2006 is attributable to an increase in the average market prices for power as compared to contracted prices at March 31, 2007, which is the valuation date.

	March 31, 2007	December 31, 2006
	(in thousands)
Commodity price:
Electricity contracts	$(26,796)	$89,099

        In assessing the fair value of EME Homer City's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME Homer City's commodity derivative assets and liabilities as of March 31, 2007 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(26,796)	$(17,267)	$(9,529)	$—	$—

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

        EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 90% of EME Homer City's operating revenues for the three months ended March 31, 2007. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

Interest Rate Risk

        EME Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its subordinated revolving loan with Edison Mission Finance. EME Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

Regulatory Matters

        For a discussion of EME Homer City's regulatory matters, refer to "Item 1. Business—Regulatory Matters" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006. There have been no significant developments with respect to regulatory matters specifically affecting EME Homer City since the filing of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006. Refer to "Market Risk Exposures" in Item 2 of this quarterly report on Form 10-Q for an update to that disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        No material legal proceedings are presently pending against EME Homer City.

ITEM 1A. RISK FACTORS

        For a discussion of the risks, uncertainties, and other important factors which could materially affect EME Homer City's business, financial condition, or future results, refer to "Item 1A. Risk Factors" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006. The risks described in EME Homer City's annual report on Form 10-K are not the only risks facing EME Homer City. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect EME Homer City's business, financial condition or future results.

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

EME HOMER CITY GENERATION L.P.
By:	Mission Energy Westside Inc., as General Partner

By:	/s/ W. James Scilacci W. James Scilacci Director and Vice President
Date:	May 9, 2007

QuickLinks

GLOSSARY
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
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2007 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II - OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES