Form 10-Q
period 2007-06-30
EME HOMER CITY GENERATION LP
filed 2007-08-09
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

        Number of shares outstanding of the registrant's ownership interests as of August 9, 2007: Not applicable.

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
FIN No. 48	Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
Fitch	Fitch Ratings
GWh	gigawatt-hours
ISO	independent system operator
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOX	nitrogen oxide
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SCR	selective catalytic reduction
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 155	Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments"

ii

SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 159	Statement of Financial Accounting Standards No. 159, "Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115"
SIP	state implementation plan
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF OPERATIONS
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues from Marketing Affiliate	$176,630	$148,080	$374,203	$270,732
Operating Expenses
Fuel	68,314	69,148	140,127	129,476
Gain on sale of emission allowances	—	—	—	(1,342)
Plant operations	41,399	28,054	75,227	63,356
Depreciation and amortization	15,979	14,813	30,554	29,630
Loss on disposal of assets	—	128	—	128
Administrative and general	943	1,437	1,817	2,593

Total operating expenses	126,635	113,580	247,725	223,841

Operating income	49,995	34,500	126,478	46,891

Other Income (Expense)
Interest and other income	1,678	14,830	3,758	16,272
Interest expense	(34,848)	(36,438)	(71,773)	(71,892)

Total other expense	(33,170)	(21,608)	(68,015)	(55,620)

Income (loss) before income taxes	16,825	12,892	58,463	(8,729)
Provision (benefit) for income taxes	6,421	4,158	23,320	(4,904)

Net Income (Loss)	$10,404	$8,734	$35,143	$(3,825)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income (Loss)	$10,404	$8,734	$35,143	$(3,825)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of prior service credit, net of tax expense of $11 and $22 for the three months and the six months ended June 30, 2007, respectively	(15)	—	(30)	—
Amortization of actuarial loss, net of tax benefit of $12 and $23 for the three months and the six months ended June 30, 2007, respectively	15	—	31	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $3,893 and $12,424 for the three months and $(54,723) and $89,807 for the six months ended June 30, 2007 and 2006, respectively	5,652	17,018	(74,846)	123,011
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(5,926) and $(6,284) for the three months and $(15,498) and $4,472 for the six months ended June 30, 2007 and 2006, respectively	8,052	8,608	21,198	(6,125)

Other comprehensive income (loss)	13,704	25,626	(53,647)	116,886

Comprehensive Income (Loss)	$24,108	$34,360	$(18,504)	$113,061

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands, Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$128,853	$113,839
Due from affiliates	814	—
Fuel inventory	53,414	47,385
Spare parts inventory	24,975	25,708
Deposits under lease swap agreement	—	45,386
Derivative assets	40,753	89,539
Deferred taxes	17,133	—
Intangible assets	25,274	4,284
Other current assets	14,643	20,439

Total current assets	305,859	346,580

Property, Plant and Equipment	2,149,081	2,142,813
Less accumulated depreciation and amortization	379,407	348,853

Net property, plant and equipment	1,769,674	1,793,960

Deferred taxes	64,009	65,781
Restricted cash	37,119	47,119
Trust deposits	—	325
Long-term derivative assets	4,476	10,797

Total Assets	$2,181,137	$2,264,562

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$3,191	$3,346
Book overdrafts	3,159	—
Accrued liabilities	29,691	24,499
Due to affiliates	136,119	117,898
Interest payable	24,279	32,282
Interest payable to affiliates	9,884	39,804
Derivative liabilities	23,231	9,672
Deferred taxes	—	33,062
Current portion of lease financing	52,970	49,788

Total current liabilities	282,524	310,351

Long-term debt to affiliate	499,727	512,447
Lease financing, net of current portion	1,206,962	1,259,932
Benefit plans and other	45,190	42,867
Long-term derivative liabilities	27,838	1,565

Total Liabilities	2,062,241	2,127,162

Commitments and Contingencies (Note 5)
Partners' Equity	118,896	137,400

Total Liabilities and Partners' Equity	$2,181,137	$2,264,562

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2006	$136,443	$957	$137,400
Net income	35,108	35	35,143
Other comprehensive income	(53,593)	(54)	(53,647)

Balance at June 30, 2007	$117,958	$938	$118,896

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net Income (loss)	$35,143	$(3,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,837	29,630
Deferred taxes	(9,199)	(12,825)
Gain on sale of emission allowances	—	(1,342)
Loss on asset disposal	—	128
Decrease in due to/from affiliates	17,407	41,753
Increase in inventory	(5,295)	(26,300)
Increase in other assets	(15,194)	(11,294)
Increase (decrease) in accounts payable and other current liabilities	8,195	(470)
Increase (decrease) in interest payable	(37,923)	11,270
Increase in other liabilities	2,043	2,262
Decrease (increase) in derivative assets and liabilities	2,065	(3,552)

Net cash provided by operating activities	28,079	25,435

Cash Flows From Financing Activities
Refund of deposit under lease swap agreement	45,386	—
Advances under lease swap agreement	—	61,074
Borrowings on long-term obligations from affiliates	—	8,800
Repayments to affiliates	(12,720)	—
Repayments of lease financing	(49,788)	(47,000)

Net cash provided by (used in) financing activities	(17,122)	22,874

Cash Flows From Investing Activities
Capital expenditures	(6,268)	(6,772)
Proceeds from sale of emission allowances	—	5,633
Trust deposits	325	—
Proceeds from settlement claim	—	3,900
Restricted cash	10,000	—

Net cash provided by investing activities	4,057	2,761

Net increase in cash and cash equivalents	15,014	51,070
Cash and cash equivalents at beginning of period	113,839	60,248

Cash and cash equivalents at end of period	$128,853	$111,318

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
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

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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

        Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $54.3 million and $25.6 million at June 30, 2007 and December 31, 2006, respectively. EME Homer City accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. Interest expense and penalties associated with income taxes are reflected in the caption "Provision (benefit) for income taxes" on the statements of operations. For further discussion of income taxes, see Note 4—Income Taxes.

Intangible Assets

        Intangible assets consist of emission allowances purchased by EME Homer City. These emission allowances are stated at weighted average cost.

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards Interpretation No. 48—

        In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertain tax positions. FIN No. 48 requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. EME Homer City adopted FIN No. 48 effective January 1, 2007. Adoption of FIN No. 48 did not result in a cumulative-effect adjustment to partner's equity.

Statement of Financial Accounting Standards No. 155—

        In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. The adoption of this standard had no effect on EME Homer City's financial statements for the six months ended June 30, 2007.

Accounting Principles Not Yet Adopted

FASB Staff Position FIN No. 39-1—

        In April 2007, the FASB issued FIN No. 39-1. FIN No. 39-1 amends paragraph 3 of FIN No. 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. FIN No. 39-1 also states that under master netting arrangements if collateral is based on fair value, then it must be netted with the fair value of derivative assets/liabilities if an entity qualified and elected the option to net those amounts. EME Homer City will adopt FIN No. 39-1 on January 1, 2008. EME Homer City is currently evaluating the impact of adopting FIN No. 39-1 on its financial statements.

Statement of Financial Accounting Standards No. 157—

        In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. EME Homer City will adopt SFAS No. 157 on January 1, 2008. EME Homer City is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

Statement of Financial Accounting Standards No. 159—

        In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Upon adoption, the first remeasurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. EME Homer City will adopt SFAS No. 159 on January 1, 2008. EME Homer City is currently evaluating whether it will opt to report any financial assets and liabilities at fair value and the impact, if adopted, on its financial statements.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2006	$57,907	$(1,502)	$56,405
Current period change	(53,648)	1	(53,647)

Balance at June 30, 2007	$4,259	$(1,501)	$2,758

(1)
For further detail, see Note 3—Compensation and Benefit Plans.

        Unrealized gains on cash flow hedges, net of tax, at June 30, 2007, included unrealized gains on commodity hedges related to futures and forward energy sales contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than EME Homer City's contract prices. The decrease in unrealized gains during the six months ended June 30, 2007 resulted from an increase in market prices for power.

        As EME Homer City's hedged positions are realized, approximately $17.8 million, after tax, of the net unrealized gains on cash flow hedges at June 30, 2007 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2009.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net losses of $8.9 million and $5.0 million during the second quarters of 2007 and 2006, respectively, and $9.9 million and $15.8 million during the six months ended June 30, 2007 and 2006, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in EME Homer City's income statements.

Note 3. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $1.7 million to its pension plans in 2007. As of June 30, 2007, no contributions have been made. EME Homer City continues to expect to contribute approximately $1.7 million to its pension plans in the last six months of 2007. Expected contribution funding in 2007 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        Components of pension expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$413	$498	$826	$995
Interest cost	347	318	695	636
Expected return on plan assets	(312)	(244)	(624)	(487)
Amortization of net actuarial (gain) loss	(26)	9	(52)	18

Total expense	$422	$581	$845	$1,162

Postretirement Benefits Other Than Pensions

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $271,000 to its postretirement benefits other than pensions in 2007. As of June 30, 2007, $68,000 in contributions have been made. EME Homer City continues to expect to contribute $203,000 to its postretirement benefits other than pensions in the last six months of 2007. Expected contribution funding in 2007 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        Components of postretirement benefits expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$212	$208	$424	$416
Interest cost	331	286	662	573
Amortization of prior service credit	(26)	(26)	(52)	(52)
Amortization of net actuarial loss	52	67	105	134

Total expense	$569	$535	$1,139	$1,071

Note 4. Income Taxes

        EME Homer City had effective income tax provision (benefit) rates during the first six months of 2007 and 2006 of 39.9% and (56.2)%, respectively. EME Homer City's effective income tax provision

(benefit) rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        The total amount of unrecognized tax benefits (excluding the effect of federal income taxes on unrecognized state tax benefits) as of the date of adoption of FIN No. 48 was $3.9 million. The total amount of unrecognized tax benefits as of the date of adoption that, if recognized, would affect the effective tax rate was $3.9 million. The total amount of accrued interest and penalties was $1.5 million as of the date of adoption.

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

Other Commitments

Capital Improvements

        At June 30, 2007, EME Homer City had firm commitments to spend approximately $5.5 million on capital expenditures during the remainder of 2007 primarily related to SCR system performance improvements and a selenium removal system. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        EME Homer City has entered into additional fuel purchase commitments with various third-party suppliers for purchase of coal during the first six months of 2007. These additional commitments are currently estimated to be $102.6 million in 2008 and $79.8 million in 2009.

Other Contractual Obligations

        EME Homer City has entered into additional contractual agreements for the purchase of limestone and anhydrous ammonia during the first six months of 2007. The additional commitments are currently estimated to be $3.6 million in 2008, $5.1 million in 2009, $7.0 million in 2010, and $7.2 million in 2011.

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

Insurance

        EME Homer City maintains insurance policies that are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1.1 billion. Under the terms of the participation agreements entered into as part of EME Homer City's sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2008.

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

FERC Notice Regarding Investigatory Proceeding against EMMT

        At the end of October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Should a formal proceeding be commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised EME Homer City that EMMT believes that it has complied with all applicable laws and regulations and intends to contest vigorously any allegation of violation. EMMT has further advised EME Homer City that it cannot predict at this time the outcome of this matter or estimate the possible liability should the outcome be adverse.

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

Note 6. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash paid
Interest	$109,413	$60,365
Income taxes	1,498	1,610
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement	$—	$60,154

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2006, and as compared to the second quarter of 2006 and six months ended June 30, 2006. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006.

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

Overview of EME Homer City's Operating Performance

        EME Homer City had net income of $10.4 million for the second quarter of 2007, compared to $8.7 million for the second quarter of 2006, and net income of $35.1 million for the first six months of 2007, compared to net loss of $3.8 million for the first six months of 2006. The increases in earnings were primarily attributable to higher generation, higher average realized energy price and lower prices of SO2 emission allowances as compared to the corresponding periods of 2006. Partially offsetting these increases were higher maintenance costs in 2007 related to the planned outage at Unit 2 of the Homer City facilities and estimated insurance recovery related to the Unit 3 outage recorded during the second quarter of 2006.

PJM Reliability Pricing Model

        In April 2007, PJM completed the first capacity auction under the PJM Reliability Pricing Model. EMMT participated in the auction for the period June 1, 2007 through May 31, 2008. After accounting for previous forward sales of capacity, a net 786 MW of capacity was sold from the Homer City facilities. The Homer City facilities are located in the "Rest of Market" area which had a clearing price of $40.80 per MW-day.

        In July 2007, EMMT participated in the auction for the period June 1, 2008 through May 31, 2009. After accounting for previous forward sales of capacity, a net 820 MW of capacity was sold from the Homer City facilities. The Homer City facilities are located in the "Rest of Market" area which had a clearing price of $111.92 per MW-day.

        For further discussion regarding the PJM and recent auctions, see "Market Risk Exposures—Commodity Price Risk—Capacity Price Risk."

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating Revenues	$176	$148	$374	$271
Statistics
Generation (in GWh)	3,160	2,866	6,453	5,387
Aggregate plant performance
Equivalent availability(1)	83.5%	74.3%	85.0%	73.1%
Capacity factor(2)	76.7%	69.5%	78.7%	65.7%
Load factor(3)	91.8%	93.6%	92.6%	89.9%
Forced outage rate(4)	1.8%	19.9%	3.9%	22.8%
Average realized energy price/MWh(5)	$54.32	$47.38	$56.13	$48.41
Capacity revenue only (in millions)	$7	$4	$13	$6
Average fuel costs/MWh	$21.62	$24.13	$21.72	$24.03

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

Operating Revenues

        Operating revenues increased $28.6 million and $103.5 million in the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The increases were primarily attributable to higher generation and higher average realized energy prices. During the six months ended June 30, 2006, an unplanned outage at Unit 3 contributed to lower generation and availability.

        Included in operating revenues were unrealized gains (losses) from hedging activities of $(2.6) million and $8.5 million for the second quarters of 2007 and 2006, respectively, and $(2.1) million and $3.3 million for the six months ended June 30, 2007 and 2006, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts at Homer City was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). At June 30, 2007, unrealized losses of $13.1 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Unit 3 Outage

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure resulted in claims under EME Homer City's property and business interruption insurance policies. At June 30, 2007, EME Homer City had recorded a $13.3 million receivable related to these claims. Resolution of the claims is subject to a number of uncertainties, including computations of the lost profit during the outage period.

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

Operating Expenses

        Operating expenses increased $13.1 million and $23.9 million in the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. Operating expenses consisted of expenses for fuel, gain on sale of emission allowances, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses decreased $0.8 million and increased $10.7 million in the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The second quarter decrease was due to lower coal price, partially offset by higher generation. The 2007 year-to-date increase was primarily due to higher coal consumption as a result of higher generation, partially offset by lower coal price and lower cost of SO2 emission allowances. The cost of SO2 allowances decreased to $6.0 million and $11.7 million during the second quarter of 2007 and six months ended June 30, 2007, respectively, from $9.0 million and $20.9 million during the second quarter of 2006 and six months ended June 30, 2006, respectively, due to lower emission and a decrease in the market price of SO2 emission allowances. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 emission allowances.

        Gain on the sale of emission allowances was $1.3 million during the six months ended June 30, 2006. EME Homer City sold excess NOX emission allowances to an affiliate during the first quarter of 2006. EME Homer City had no comparable results in the six months ended June 30, 2007.

        Plant operations increased $13.3 million and $11.9 million in the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The increases were primarily attributable to higher maintenance costs in 2007 related to the planned outage at Unit 2 of the Homer City facilities during the second quarter of 2007.

Other Income (Expense)

        Interest and other income decreased $13.2 million and $12.5 million in the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The decreases were primarily attributable to estimated insurance recovery of $10.8 million related to the Unit 3 outage recorded during the second quarter of 2006.

        Interest expense decreased $1.6 million and $0.1 million in the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also includes interest of $10.1 million and $10.3 million in the second quarters of 2007 and 2006, respectively, and $20.4 million and $19.1 million in the six months ended June 30, 2007 and 2006, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

        EME Homer City had effective income tax provision (benefit) rates during the first six months of 2007 and 2006 of 39.9% and (56.2)%, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Cash Flow

        At June 30, 2007, EME Homer City had cash and cash equivalents of $128.9 million, compared to $113.8 million at December 31, 2006. Net working capital at June 30, 2007 was $23.3 million, compared to $36.2 million at December 31, 2006. Net working capital decreased $12.9 million primarily attributable to a decrease in deposit under lease swap agreement due to termination of the agreement in 2007. Partially offsetting this decrease was a decrease in interest payable and current deferred tax liability.

        Net cash provided by operating activities increased $2.6 million in the first six months of 2007, compared to the corresponding period of 2006. The 2007 increase was primarily due to net income in 2007 versus net losses in 2006 and timing of cash receipts and disbursement related to working capital items.

        Net cash used in financing activities increased $40.0 million in the first six months of 2007, compared to the corresponding period of 2006. The 2007 increase was primarily attributable to repayments of affiliate debt in 2007, compared to borrowings under a subordinated revolving loan agreement with Edison Mission Finance in 2006. In addition, EME Homer City received a payment of $45.4 million from the termination of the lease swap agreement in 2007, compared to advances of $61.1 million received under the lease swap agreement in 2006.

        Net cash provided by investing activities increased $1.3 million in the first six months of 2007, compared to the corresponding period of 2006. The 2007 increase was primarily due to a release of funds from EME Homer City's restricted cash accounts mostly offset by proceeds received in 2006 from sale of emission allowances and related to a settlement in connection with the 2002 outage of Unit 3.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

        At June 30, 2007, the estimated capital expenditures by EME Homer City for July through December 2007 and for 2008 and 2009 were as follows:

	July through December 2007	2008	2009
	(in millions)
Plant capital expenditures	$11.4	$25.7	$20.0
Environmental expenditures	5.6	9.5	14.7

Total	$17.0	$35.2	$34.7

        Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of feedwater heater and superheater tubes, and an expansion of a coal cleaning plant refuse site. Environmental expenditures relate to projects such as low NOX burners, mercury emission monitoring and control, selenium removal system, and SCR performance improvements. EME Homer City plans to finance these expenditures with cash on hand or cash generated from operations. See further discussion regarding possible additional capital expenditures, including environmental control equipment, under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006.

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

        The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended June 30, 2007, the senior rent service coverage ratio was 2.64 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $30 million included in restricted cash at June 30, 2007 related to these reserve accounts.

Distributions to EME

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction:

	Six Months Ended June 30,
	2007	2006(1)
	(in millions)
Payment of interest	$50.3	$—
Payment of principal	12.7	—

Total payments	$63.0	$—

(1)
In March 2006, EME made an equity contribution of $8.8 million for working capital purposes. Subsequently, EME Homer City made a permitted distribution to EME of $8.8 million through a payment of interest on the subordinated revolving loan.

Credit Ratings

        EME Homer City is not currently rated. EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. The credit ratings for EME and EMMT, at June 30, 2007, were as follows:

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

Contractual Obligations

Capital Improvements

        At June 30, 2007, EME Homer City had firm commitments to spend approximately $5.5 million on capital expenditures during the remainder of 2007 primarily related to SCR system performance improvements and a selenium removal system. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        EME Homer City has entered into additional fuel purchase commitments with various third-party suppliers for purchase of coal during the first six months of 2007. These additional commitments are currently estimated to be $102.6 million in 2008 and $79.8 million in 2009.

Other Contractual Obligations

        EME Homer City has entered into additional contractual agreements for the purchase of limestone and anhydrous ammonia during the first six months of 2007. The additional commitments are currently estimated to be $3.6 million in 2008, $5.1 million in 2009, $7.0 million in 2010, and $7.2 million in 2011.

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

Environmental Matters and Regulations

        For a discussion of EME Homer City's environmental matters, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006 and the notes to the Financial Statements set forth therein. There have been no other significant developments with respect to environmental matters specifically affecting EME Homer City since the filing of its annual report, except as follows:

Water Quality Regulation

Clean Water Act—Cooling Water Intake Structures

        On July 9, 2007, the US EPA published in the Federal Register a notice immediately suspending the requirements for cooling water intake structures, pending further rulemaking. The US EPA is expected to begin another rulemaking process in October 2007. Although the rule to be generated in the new rulemaking process could have a material impact on EME Homer City's operations, its compliance criteria have not yet been finalized, and EME Homer City cannot reasonably determine the financial impact at this time.

Pennsylvania

        EME Homer City and the PADEP have entered into a consent order and agreement related to selenium discharge, which was filed in Pennsylvania state court on July 17, 2007. Under the consent order and agreement, EME Homer City agreed to pay a civil penalty of $200,000 and to install modifications to its wastewater system to achieve consistent compliance with discharge limits. Until the pilot programs have been completed and the treatment system design has been finalized, EME Homer City will be unable to estimate the costs for ongoing treatment.

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

Hedging Strategy

        To reduce its exposure to market risk, EME Homer City hedges a portion of its merchant portfolio risk through EMMT. To the extent that EME Homer City does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through:

  •
  the use of contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange,

  •
  forward sales transactions entered into on a bilateral basis with third parties, including electric utilities and power marketing companies, and

  •
  participation in capacity auctions.

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the first six months of 2007 and 2006:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2007	2006	2007	2006
January	$40.30	$48.67	$44.63	$54.57
February	64.27	49.54	73.93	56.39
March	55.00	53.26	61.02	58.30
April	52.42	48.50	58.74	49.92
May	48.12	44.71	53.89	48.55
June	45.88	38.78	60.19	45.78

Six-Month Average	$51.00	$47.24	$58.73	$52.25

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2007:

2007	24-Hour PJM West Hub Forward Energy Prices(1)
July	$64.02
August	69.02
September	49.57
October	48.52
November	50.71
December	57.24
2008 Calendar "strip"(2)	$62.36

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes EME Homer City's hedge position at June 30, 2007:

	2007	2008	2009
MWh	3,820,375	7,232,000	2,048,000
Average price/MWh(1)	$64.24	$60.86	$71.05

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2007 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price/MWh for EME Homer City's hedge position is based on PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. See "—Basis Risk" below for a discussion of the difference.

Capacity Price Risk

        On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM allows PJM to satisfy the region's need for generation capacity, which is then allocated among the load-serving entities through a locational reliability charge.

        The first RPM auction took place in April 2007 and resulted in a fixed price for EME Homer City's capacity sold into the auction (included in PJM as "rest of market" location) of $40.80/MW per day for the period from June 1, 2007 through May 31, 2008. The second auction took place in July 2007 and resulted in a fixed price for EME Homer City's capacity sold into the auction of $111.92/MW per day for the period from June 1, 2008 through May 31, 2009. Subsequent auctions will be conducted in October 2007 and January 2008 to auction capacity for periods through May 2011.

        Prior to the RPM auctions for the relevant delivery periods, EME Homer City sold a portion of its capacity to an unrelated third party for the delivery periods from June 1, 2007 through May 31, 2008 and June 1, 2008 through May 31, 2009. EME Homer City will not receive the RPM auction clearing price for this previously sold capacity. The price EME Homer City will receive for these capacity sales is a function of NYISO capacity clearing prices resulting from separate NYISO capacity auctions.

        The following table summarizes the status of capacity sales for EME Homer City at July 27, 2007:

	July 1, 2007 to May 31, 2008	June 1, 2008 to May 31, 2009
Fixed Price Capacity Sales
MW	786	820
Price per MW-day	$40.80	$111.92
Variable Capacity Sales
MW	870	881
Price per MW-day(1)	$69.39	$72.56

(1)
Actual contract price is a function of NYISO capacity auction clearing prices. Capacity price per MW-day is based on forward over-the-counter NYISO prices on July 27, 2007.

        Revenues from the sale of capacity from EME Homer City beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if EME Homer City has an opportunity to capture a higher value associated with those markets. Under PJM's RPM system, the market price for capacity is generally determined by aggregate market-based supply conditions and an administratively set aggregate demand curve. Among the factors influencing the supply of capacity in any particular market are plant forced outage rates, plant closings, plant delistings (due to plants being removed as capacity resources and/or to export capacity to other markets), capacity imports from other markets, and new entry.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the six months ended June 30, 2007, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 13%, compared to 10% during the six months ended June 30, 2006. The monthly average difference during the twelve months ended June 30, 2007 ranged from 3% to 24%.

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

Coal Price Risk

        The Homer City facilities purchase coal primarily obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at June 30, 2007 for the remainder of 2007 and the following three years.

	July through December 2007	2008	2009	2010
Amount of coal under contract in millions of tons(1)	2.7	4.3	3.5	0.2

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, increased during the first six months of 2007 from 2006 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to $45.15 per ton at June 29, 2007 from $43.00 per ton at December 15, 2006, as reported by the Energy Information Administration. The 2007 increase in the NAPP coal price was in line with normal market price volatility.

Emission Allowances Price Risk

        The federal Acid Rain Program requires electric generating stations to hold SO2 allowances, and Pennsylvania regulations implemented the federal NOX SIP Call requirement. As part of the acquisition of the Homer City facilities, EME Homer City obtained the rights to the emission allowances that have been or are allocated to these facilities. EME Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. The average price of purchased SO2 allowances decreased to $517 per ton during the first six months of 2007 from $664 per ton during 2006. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $544 per ton as of July 31, 2007.

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

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), EME Homer City records unrealized gains or losses. EME Homer City classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flow from operating activities in the statements of cash flows. The following table summarizes unrealized gains (losses) for the second quarters of 2007 and 2006 and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Non-qualifying hedges	$2.5	$3.7	$1.1	$1.7
Ineffective portion of cash flow hedges	(5.1)	4.8	(3.2)	1.6

Total unrealized gains (losses)	$(2.6)	$8.5	$(2.1)	$3.3

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The decrease in fair value of electricity contracts at June 30, 2007 as compared to December 31, 2006 is attributable to an increase in the average market prices for power as compared to contracted prices at June 30, 2007, which is the valuation date.

	June 30, 2007	December 31, 2006
	(in thousands)
Commodity price:
Electricity contracts	$(5,840)	$89,099

        In assessing the fair value of EME Homer City's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME Homer City's commodity derivative assets and liabilities as of June 30, 2007 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(5,840)	$17,522	$(23,362)	$—	$—

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

        EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 80% of EME Homer City's operating revenues for the six months ended June 30, 2007. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

Interest Rate Risk

        EME Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its subordinated revolving loan with Edison Mission Finance. EME Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

Regulatory Matters

        For a discussion of EME Homer City's regulatory matters, refer to "Item 1. Business—Regulatory Matters" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006. There have been no significant developments with respect to regulatory matters specifically affecting EME Homer City since the filing of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006, except as follows:

        As previously reported, on December 22, 2006, the FERC issued an order conditionally approving the RPM settlement subject to PJM making certain compliance filings. The compliance filings were made by PJM on January 22, 2007 and February 20, 2007, and accepted by the FERC on June 25, 2007 and July 11, 2007, respectively. On June 1, 2007, PJM implemented marginal losses for transmission for its competitive wholesale electric market. For further discussion regarding the RPM and recent auctions, see "—Commodity Price Risk—Capacity Price Risk." EME Homer City is still evaluating the impact that marginal loss pricing in PJM will have on its results of operations, but continues to believe that it may reduce locational marginal prices for the Homer City facilities relative to the locational marginal prices for the benchmark location of Western Hub.

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

EME HOMER CITY GENERATION L.P.
By:	Mission Energy Westside Inc., as General Partner

By:	/s/ W. James Scilacci W. James Scilacci Director and Vice President
Date:	August 9, 2007

QuickLinks

TABLE OF CONTENTS
GLOSSARY
PART I
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
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2007 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II - OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES