Form 10-Q
period 2007-09-30
EME HOMER CITY GENERATION LP
filed 2007-11-02
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

        Number of shares outstanding of the registrant's ownership interests as of November 2, 2007: Not applicable.

i

-

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CAIR	Clean Air Interstate Rule
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
ERP	enterprise resource planning
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
FIN No. 48	Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
Fitch	Fitch Ratings
GWh	gigawatt-hours
ISO	independent system operator
MAAC+APS	Mid-Atlantic Area Council (MAAC) Region and Allegheny Power (APS)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOX	nitrogen oxide
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SCR	selective catalytic reduction
SFAS	Statement of Financial Accounting Standards issued by the FASB

ii

SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 155	Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 159	Statement of Financial Accounting Standards No. 159, "Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115"
SIP	state implementation plan
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues from Marketing Affiliate	$198,837	$198,745	$573,040	$469,477
Operating Expenses
Fuel	84,486	83,996	224,613	213,472
Gain on sale of emission allowances	—	(540)	—	(1,882)
Plant operations	17,815	22,152	93,042	85,508
Depreciation and amortization	15,999	14,873	46,553	44,503
Loss on disposal of assets	—	—	—	128
Administrative and general	836	1,627	2,653	4,220

Total operating expenses	119,136	122,108	366,861	345,949

Operating income	79,701	76,637	206,179	123,528

Other Income (Expense)
Interest and other income	3,908	1,678	7,666	17,950
Interest expense	(34,275)	(37,028)	(106,048)	(108,920)

Total other expense	(30,367)	(35,350)	(98,382)	(90,970)

Income before income taxes	49,334	41,287	107,797	32,558
Provision for income taxes	20,719	17,376	44,039	12,472

Net Income	$28,615	$23,911	$63,758	$20,086

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$28,615	$23,911	$63,758	$20,086
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of prior service credit, net of tax expense of $22 for the nine months ended September 30, 2007	(26)	—	(56)	—
Amortization of actuarial loss, net of tax benefit of $23 for the nine months ended September 30, 2007	27	—	58	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(591) and $38,907 for the three months and $(55,314) and $128,714 for the nine months ended September 30, 2007 and 2006, respectively	(602)	53,294	(75,448)	176,305
Reclassification adjustments included in net income, net of income tax expense (benefit) of $(5,216) and $4,230 for the three months and $(20,714) and $8,702 for the nine months ended September 30, 2007 and 2006, respectively	7,057	(5,794)	28,255	(11,919)

Other comprehensive income (loss)	6,456	47,500	(47,191)	164,386

Comprehensive Income	$35,071	$71,411	$16,567	$184,472

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands, Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$156,991	$113,839
Due from affiliates	324	—
Fuel inventory	43,292	47,385
Spare parts inventory	25,945	25,708
Deposits under lease swap agreement	—	45,386
Derivative assets	33,135	89,539
Deferred taxes	15,007	—
Intangible assets	20,948	4,284
Other current assets	18,819	20,439

Total current assets	314,461	346,580

Property, Plant and Equipment	2,150,906	2,142,813
Less accumulated depreciation and amortization	395,405	348,853

Net property, plant and equipment	1,755,501	1,793,960

Deferred taxes	46,821	65,781
Restricted cash	37,119	47,119
Trust deposits	—	325
Long-term derivative assets	13,781	10,797

Total Assets	$2,167,683	$2,264,562

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$5,466	$3,346
Book overdrafts	192	—
Accrued liabilities	24,545	24,499
Due to affiliates	130,905	117,898
Interest payable	49,298	32,282
Interest payable to affiliates	8,893	39,804
Derivative liabilities	33,771	9,672
Deferred taxes	—	33,062
Current portion of lease financing	52,970	49,788

Total current liabilities	306,040	310,351

Long-term debt to affiliate	444,633	512,447
Lease financing, net of current portion	1,206,962	1,259,932
Benefit plans and other	44,953	42,867
Long-term derivative liabilities	11,128	1,565

Total Liabilities	2,013,716	2,127,162

Commitments and Contingencies (Note 5)
Partners' Equity	153,967	137,400

Total Liabilities and Partners' Equity	$2,167,683	$2,264,562

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
(In thousands, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2006	$136,443	$957	$137,400
Net income	63,694	64	63,758
Other comprehensive income	(47,144)	(47)	(47,191)

Balance at September 30, 2007	$152,993	$974	$153,967

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$63,758	$20,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,977	44,503
Deferred taxes	5,489	(15,359)
Gain on sale of emission allowances	—	(1,882)
Loss on asset disposal	—	128
Decrease in due to/from affiliates	12,683	54,278
Decrease (increase) in inventory	3,856	(17,625)
Increase in other assets	(15,043)	(11,200)
Increase in accounts payable and other current liabilities	2,358	2,130
Increase (decrease) in interest payable	(13,895)	48,170
Increase in other liabilities	1,665	3,542
Decrease (increase) in derivative assets and liabilities	5,289	(20,657)

Net cash provided by operating activities	113,137	106,114

Cash Flows From Financing Activities
Refund of deposit under lease swap agreement	45,386	—
Advances under lease swap agreement	—	61,074
Borrowings on long-term obligations from affiliates	—	12,287
Repayments to affiliates	(67,814)	—
Repayments of lease financing	(49,788)	(47,000)

Net cash provided by (used in) financing activities	(72,216)	26,361

Cash Flows From Investing Activities
Capital expenditures	(8,094)	(9,508)
Proceeds from sale of emission allowances	—	6,173
Trust deposits	325	—
Proceeds from settlement claim	—	3,900
Restricted cash	10,000	—

Net cash provided by investing activities	2,231	565

Net increase in cash and cash equivalents	43,152	133,040
Cash and cash equivalents at beginning of period	113,839	60,248

Cash and cash equivalents at end of period	$156,991	$193,288

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this quarterly report on Form 10-Q. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

        Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $59.2 million and $25.6 million at September 30, 2007 and December 31, 2006, respectively. EME Homer City accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. Interest expense and penalties associated with income taxes are reflected in the caption "Provision for income taxes" on the statements of income. For further discussion of income taxes, see Note 4—Income Taxes.

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

Statement of Financial Accounting Standards No. 155—

        In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. The adoption of this standard had no effect on EME Homer City's financial statements for the nine months ended September 30, 2007.

Accounting Principles Not Yet Adopted

FASB Staff Position FIN No. 39-1—

        In April 2007, the FASB issued FIN No. 39-1. FIN No. 39-1 amends paragraph 3 of FIN No. 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. FIN No. 39-1 also states that under master netting arrangements if collateral is based on fair value, then it must be netted with the fair value of derivative assets/liabilities if an entity qualified and elected the option to net those amounts. EME Homer City will adopt FIN No. 39-1 on January 1, 2008. EME Homer City does not currently have margining agreements and accordingly, adoption of FIN No. 39-1 is not expected to have an impact on its financial statements.

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

Statement of Financial Accounting Standards No. 159—

        In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Upon adoption, the first remeasurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. EME Homer City is currently evaluating whether it will opt to report any current or future financial assets and liabilities at fair value and the impact, if adopted, on its financial statements, beginning January 1, 2008.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2006	$57,907	$(1,502)	$56,405
Current period change	(47,193)	2	(47,191)

Balance at September 30, 2007	$10,714	$(1,500)	$9,214

(1)
For further detail, see Note 3—Compensation and Benefit Plans.

        Unrealized gains on cash flow hedges, net of tax, at September 30, 2007, included unrealized gains on commodity hedges related to futures and forward energy sales contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than EME Homer City's contract prices. The decrease in unrealized gains during the nine months ended September 30, 2007 resulted from an increase in market prices for power.

        As EME Homer City's hedged positions are realized, $11.3 million, after tax, of the net unrealized gains on cash flow hedges at September 30, 2007 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $(4.8) million and $7.6 million during the third quarters of 2007 and 2006, respectively, and $(14.6) million and $(8.2) million during the nine months ended September 30, 2007 and 2006, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in EME Homer City's income statements.

Note 3. Employee Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $1.7 million to its pension plans in 2007. As of September 30, 2007, $1.2 million in contributions have been made. EME Homer City continues to expect to contribute approximately $0.5 million to its pension plans in the last three months of 2007. Expected contribution funding in 2007 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        Components of pension expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$413	$498	$1,239	$1,493
Interest cost	348	317	1,043	953
Expected return on plan assets	(313)	(243)	(937)	(730)
Amortization of net actuarial (gain) loss	(25)	9	(77)	27

Total expense	$423	$581	$1,268	$1,743

Postretirement Benefits Other Than Pensions

        EME Homer City previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $271,000 to its postretirement benefits other than pensions in 2007. As of September 30, 2007, $204,000 in contributions have been made. EME Homer City continues to expect to contribute $67,000 to its postretirement benefits other than pensions in the last three months of 2007. Expected contribution funding in 2007 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        Components of postretirement benefits expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$212	$208	$636	$624
Interest cost	330	287	992	860
Amortization of prior service costs	(26)	(26)	(78)	(78)
Amortization of net actuarial loss	53	67	158	201

Total expense	$569	$536	$1,708	$1,607

Note 4. Income Taxes

        EME Homer City had effective income tax provision rates during the first nine months of 2007 and 2006 of 40.9% and 38.3%, respectively. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Other Commitments

Capital Improvements

        At September 30, 2007, EME Homer City had firm commitments to spend approximately $3.9 million on capital expenditures during the remainder of 2007 primarily related to non-environmental improvements such as upgrades to boiler and turbine controls, and replacement of feedwater heater and superheater tubes. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        EME Homer City has entered into additional fuel purchase commitments with various third-party suppliers for purchase of coal during the first nine months of 2007. These additional commitments are currently estimated to be $109.3 million in 2008, $129.6 million in 2009, and $9.5 million in 2010.

Other Contractual Obligations

        EME Homer City has entered into additional contractual agreements for the purchase of limestone and anhydrous ammonia during the first nine months of 2007. The additional commitments are currently estimated to be $3.6 million in 2008, $5.1 million in 2009, $7.0 million in 2010, and $7.2 million in 2011.

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

Contingencies

Ash Disposal Site

        EME Homer City's ash disposal site is a permitted Class I Residual Waste Landfill, the most stringently regulated of the three categories of residual waste landfills authorized by the regulations of the PADEP. EME Homer City's permit allows it to dispose of coal combustion by-products, including fly ash, bottom ash and pyrites, and miscellaneous plant wastes at the landfill. The wastes are deposited in compacted layers within lifts, or sections. Each lift where coal ash is disposed must be capped and covered when it reaches final grade. EME Homer City must also monitor groundwater quality at and adjacent to the ash disposal site through a network of monitoring wells and report the results to the PADEP on a periodic basis. In the event that a disposal facility's groundwater monitoring identifies degradation in any of its wells, the PADEP's regulations require the facility to first confirm the existence and nature of the degradation by conducting a groundwater assessment. If the assessment confirms groundwater degradation in excess of the applicable regulatory standards, the facility is then required to prepare and implement an abatement plan that could include measures such as installing a liner in a previously unlined area. To date, no degradation has been found in the groundwater monitoring system at EME Homer City that would require the development of an assessment or abatement plan. EME Homer City also provides financial assurance in the form of a surety bond to guarantee its closure and post-closure obligations at the landfill. The estimated closure date is 2018. Based on the remaining capacity of the landfill and the estimated material requiring future disposal, EME Homer City has begun permitting additional areas for expansion of the landfill. Management does not believe that the costs of maintaining and closing the ash disposal site will have a material impact on EME Homer City's financial statements.

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

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure resulted in claims under EME Homer City's property and business interruption insurance policies. At September 30, 2007, EME Homer City had a $15.8 million receivable recorded related to these claims, of which $2.8 million was recorded during the third quarter of 2007 related to business interruption insurance coverage and has been reflected in interest and other income on EME Homer City's income statement.

FERC Notice Regarding Investigatory Proceeding against EMMT

        In October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Discussions to date have been constructive and may lead to a settlement agreement acceptable to both parties. Should these discussions not result in a settlement and a formal proceeding commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised EME Homer City that EMMT believes that it has complied with all applicable laws and regulations and intends to contest vigorously any allegation of violation.

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

Note 6. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash paid
Interest	$119,519	$60,365
Income taxes	2,398	2,010
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement	—	60,154

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2006, and as compared to the third quarter of 2006 and nine months ended September 30, 2006. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2006.

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

Overview of EME Homer City's Operating Performance

        EME Homer City had net income of $28.6 million for the third quarter of 2007, compared to $23.9 million for the third quarter of 2006, and net income of $63.8 million for the first nine months of 2007, compared to $20.1 million for the first nine months of 2006. The increases in earnings were primarily attributable to an increase in energy revenues from higher generation and average realized energy prices, and an increase in capacity revenues resulting from the PJM RPM auction. Earnings for 2007 were adversely affected due to the timing of unrealized gains and losses related to hedge contracts as described further in "Results of Operations—Operating Revenues." Partially offsetting the year-to-date increases were higher maintenance costs in 2007 related to the planned outage at Unit 2 and an estimated insurance recovery related to the Unit 3 outage of $10.8 million recorded during the second quarter of 2006, compared to $2.5 million recorded during the third quarter of 2007. The Unit 3 outage reduced the amount of generation during the nine months ended September 30, 2006.

PJM Reliability Pricing Model

        During 2007, PJM completed capacity auctions under the PJM RPM for periods through May 31, 2010. EMMT participated in each auction which sold forward significant capacity at prices from $40.80 per MW-day to $191.32 per MW-day. The increase in capacity prices determined through the PJM RPM reflected the auction design to encourage increased capacity resources to meet projected demand. As a result of these auctions, capacity revenues are expected to increase significantly through May 31, 2010 as compared to the amounts realized previously. For further discussion regarding the PJM and recent auctions, see "Market Risk Exposures—Commodity Price Risk—Capacity Price Risk."

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating Revenues	$198.8	$198.7	$573.0	$469.4
Statistics
Generation (in GWh)	3,759	3,664	10,211	9,052
Aggregate plant performance
Equivalent availability(1)	96.5%	91.9%	89.0%	79.4%
Capacity factor(2)	90.2%	87.9%	82.6%	73.2%
Load factor(3)	93.4%	95.6%	92.8%	92.1%
Forced outage rate(4)	3.5%	5.8%	3.7%	16.9%
Average realized energy price/MWh(5)	$51.48	$48.04	$54.42	$48.26
Capacity revenue only (in millions)	$9	$4	$22	$10
Average fuel costs/MWh	$22.48	$22.92	$22.00	$23.58

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

Operating Revenues

        Operating revenues increased $0.1 million and $103.6 million in the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. Energy revenues increased during the third quarter and nine months ended September 30, 2007 attributable to higher generation and average realized energy prices, and an increase in capacity revenues resulting from the PJM RPM auction, as compared to the corresponding periods of 2006. These increases were adversely affected by the timing of unrealized gains and losses from hedging activities, as described below. During the nine months ended September 30, 2006, an unplanned outage at Unit 3 contributed to lower generation and availability.

        Included in operating revenues were unrealized gains (losses) from hedging activities of $(3.2) million and $17.3 million for the third quarters of 2007 and 2006, respectively, and $(5.3) million and $20.6 million for the nine months ended September 30, 2007 and 2006, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts was primarily attributable to changes in the difference between energy prices at PJM West Hub and the energy prices at the Homer City busbar. At September 30, 2007, unrealized losses of $16.4 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Unit 3 Outage

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure resulted in claims under EME Homer City's property and business interruption insurance policies. At September 30, 2007, EME Homer City had a $15.8 million receivable recorded related to these claims.

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

Operating Expenses

        Operating expenses decreased $3.0 million and increased $20.9 million in the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. Operating expenses consisted of expenses for fuel, gain on sale of emission allowances, plant operations, depreciation and amortization, loss on disposal of assets, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $0.5 million and $11.1 million in the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The increases were primarily due to higher coal consumption as a result of higher generation, partially offset by lower coal prices. The cost of SO2 allowances increased to $10.9 million during the third quarter of 2007 from $9.0 million during the third quarter of 2006, and decreased to $22.6 million during the nine months ended September 30, 2007 from $29.9 million during the nine months ended September 30, 2006. During 2007, EME Homer City purchased more SO2 emission allowances at lower market prices, as compared to 2006. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 emission allowances.

        Gain on the sale of emission allowances was $1.9 million during the nine months ended September 30, 2006. EME Homer City sold excess NOX emission allowances to an affiliate during the first and third quarters of 2006. EME Homer City had no comparable results in the nine months ended September 30, 2007.

        Plant operations decreased $4.3 million and increased $7.5 million in the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The third quarter decrease was primarily attributable to lower maintenance costs as compared to 2006, as the EME Homer City units had very high equivalent availability factors in the third quarter of 2007. The year-to-date increase was primarily attributable to higher maintenance costs related to the planned outage at Unit 2 during the second quarter of 2007.

Other Income (Expense)

        Interest and other income increased $2.2 million and decreased $10.3 million in the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The third quarter increase was primarily attributable to an additional $2.5 million recorded related to the estimated insurance recovery from the Unit 3 outage in 2006. The year-to-date decrease was primarily attributable to the estimated insurance recovery of $10.8 million related to the Unit 3 outage recorded during the second quarter of 2006.

        Interest expense decreased $2.8 million and $2.9 million in the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also included interest of $9.1 million and $10.4 million in the third quarters of 2007 and 2006, respectively, and $29.5 million and $29.5 million in the nine months ended September 30, 2007 and 2006, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision for Income Taxes

        EME Homer City had effective income tax provision rates during the first nine months of 2007 and 2006 of 40.9% and 38.3%, respectively. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Cash Flow

        At September 30, 2007, EME Homer City had cash and cash equivalents of $157.0 million, compared to $113.8 million at December 31, 2006. Net working capital at September 30, 2007 was $8.4 million, compared to $36.2 million at December 31, 2006. Net working capital decreased $27.8 million primarily attributable to the refund of deposits under the lease swap agreement that terminated in 2007, a net increase in derivative liabilities, and an increase in interest payable. Partially offsetting the decrease was an increase in cash and cash equivalents, an increase in current deferred tax assets, an increase in inventory of SO2 emission allowance credit, and a net decrease in interest and other payable to affiliate.

        Net cash provided by operating activities increased $7.0 million in the first nine months of 2007, compared to the corresponding period of 2006. The 2007 increase was primarily due to higher net income in 2007 and the timing of cash receipts and disbursement related to working capital items.

        Net cash used in financing activities increased $98.6 million in the first nine months of 2007, compared to the corresponding period of 2006. The 2007 increase was primarily attributable to total repayments of $67.8 million in 2007, versus total borrowings of $12.3 million in 2006, under the subordinated revolving loan agreement with Edison Mission Finance. In addition, EME Homer City received a payment of $45.4 million from the termination of the lease swap agreement in 2007, compared to advances of $61.1 million received under the lease swap agreement in 2006.

        Net cash provided by investing activities increased $1.7 million in the first nine months of 2007, compared to the corresponding period of 2006. The increase was primarily due to a release of funds from EME Homer City's restricted cash accounts in 2007 as compared to the 2006 proceeds received from the sale of emission allowances and from a settlement in connection with the 2002 outage of Unit 3.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

        At September 30, 2007, the estimated capital expenditures by EME Homer City for October through December 2007 and for 2008 and 2009 were as follows:

	October through December 2007	2008	2009
	(in millions)
Plant capital expenditures	$4.0	$25.7	$20.0
Environmental expenditures	1.3	9.5	14.7

Total	$5.3	$35.2	$34.7

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

        The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended September 30, 2007, the senior rent service coverage ratio was 2.81 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $30 million included in restricted cash at September 30, 2007 related to these reserve accounts.

Distributions to EME

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction:

	Nine Months Ended September 30,
	2007	2006(1)
	(in millions)
Payment of interest	$60.4	$—
Payment of principal	67.8	—

Total payments	$128.2	$—

(1)
In March 2006, EME made an equity contribution of $8.8 million for working capital purposes. Subsequently, EME Homer City made a permitted distribution to EME of $8.8 million through a payment of interest on the subordinated revolving loan.

Credit Ratings

        EME Homer City is not currently rated. EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. The credit ratings for EME and EMMT, at September 30, 2007, were as follows:

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

Contractual Obligations and Contingencies

Capital Improvements

        At September 30, 2007, EME Homer City had firm commitments to spend approximately $3.9 million on capital expenditures during the remainder of 2007 primarily related to non-environmental improvements such as upgrades to boiler and turbine controls, and replacement of feedwater heater and superheater tubes. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        EME Homer City has entered into additional fuel purchase commitments with various third-party suppliers for purchase of coal during the first nine months of 2007. These additional commitments are currently estimated to be $109.3 million in 2008, $129.6 million in 2009, and $9.5 million in 2010.

Other Contractual Obligations

        EME Homer City has entered into additional contractual agreements for the purchase of limestone and anhydrous ammonia during the first nine months of 2007. The additional commitments are currently estimated to be $3.6 million in 2008, $5.1 million in 2009, $7.0 million in 2010, and $7.2 million in 2011.

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

Contingencies

FERC Notice Regarding Investigatory Proceeding against EMMT

        In October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Discussions to date have been constructive and may lead to a settlement agreement acceptable to both parties. Should these discussions not result in a settlement and a formal proceeding commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised EME Homer City that EMMT believes that it has complied with all applicable laws and regulations and intends to contest vigorously any allegation of violation.

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

Air Quality Regulation

Clean Air Act

        The Pennsylvania SIP for the Clean Air Mercury Rule is pending approval by the US EPA. It was published in the Federal Register on September 18, 2007 and the comment period ended on October 15, 2007. The SIP is expected to become effective in 2010. EME Homer City intends to comply with the rule using its existing scrubber at one of its units, supplemented by a combination of carbon injection and coal washing at the other two units.

        The proposed Pennsylvania CAIR is expected to be approved by the Pennsylvania Environmental Quality Board in late 2007 and subsequently submitted to the US EPA for approval. EME Homer City will be subject to the Federal CAIR rule during 2009 and expects to be able to comply with the NOX requirement using its existing SCR system. The Pennsylvania CAIR, including both NOX and SO2 limits, is expected to become effective in 2010, at which time EME Homer City expects to purchase SO2 allowances.

Water Quality Regulation

Clean Water Act—Cooling Water Intake Structures

        On July 9, 2007, the US EPA published in the Federal Register a notice immediately suspending the requirements for cooling water intake structures, pending further rulemaking. The US EPA is expected to begin another rulemaking process by the end of 2008. Although the rule to be generated in the new rulemaking process could have a material impact on EME Homer City's operations, its compliance criteria have not yet been finalized, and EME Homer City cannot reasonably determine the financial impact at this time.

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

Climate Change

        On April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et. al. v. Environmental Protection Agency, et. al., ruling that the US EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act and that it has a duty to (i) determine whether greenhouse gas emissions of new motor vehicles contribute to climate change or (ii) offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that the US EPA's failure to make the necessary determination or offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the Clean Air Act related to emissions of motor vehicles, a parallel provision of the Clean Air Act applies to stationary sources such as electric generators. The US EPA has recently announced that it plans to propose regulations to address carbon dioxide emissions as part of the Clean Air Act's New Source Review program. Even in the absence of federal regulation, states may begin to take into account carbon dioxide emissions when considering permits to construct or modify significant sources of such emissions. EME Homer City also believes that the Court's Massachusetts decision may spur additional congressional action to require reductions of greenhouse gas emissions by all material sources, including electric generators.

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

        In addition to prevailing market prices, EME Homer City's ability to derive profits from the sale of electricity will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the units is expected to vary.

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the first nine months of 2007 and 2006:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2007	2006	2007	2006
January	$40.30	$48.67	$44.63	$54.57
February	64.27	49.54	73.93	56.39
March	55.00	53.26	61.02	58.30
April	52.42	48.50	58.74	49.92
May	48.12	44.71	53.89	48.55
June	45.88	38.78	60.19	45.78
July	48.23	53.68	58.89	63.47
August	55.44	58.60	71.00	76.57
September	48.90	33.26	60.14	34.40

Nine-Month Average	$50.95	$47.67	$60.27	$54.22

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2007:

2007	24-Hour PJM West Hub Forward Energy Prices(1)
October	$46.39
November	45.74
December	51.31
2008 Calendar "strip"(2)	$61.71
2009 Calendar "strip"(2)	$64.53

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes EME Homer City's hedge position at September 30, 2007:

	2007	2008	2009	2010
MWh	1,912,375	7,232,000	3,889,600	1,022,400
Average price/MWh(1)	$64.29	$60.87	$74.88	$77.80

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at September 30, 2007 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

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

        The first RPM auction took place in April 2007 and resulted in a fixed price for EME Homer City's capacity sold into the auction (included in PJM as "rest of market" location) of $40.80/MW per day for the period from June 1, 2007 through May 31, 2008. The second auction took place in July 2007 and resulted in a fixed price for EME Homer City's capacity sold into the auction of $111.92/MW per day for the period from June 1, 2008 through May 31, 2009. In October 2007, the third auction took place for the period from June 1, 2009 through May 31, 2010 and resulted in a fixed price for EME Homer City's net capacity sold of 1,670 MW into the auction of $191.32/MW per day. In the October 2007 auction, EME Homer City was segregated out of the "rest of market" location in PJM into MAAC+APS. A subsequent auction will be conducted in January 2008 to auction capacity for the period from June 1, 2010 through May 31, 2011.

        Prior to the RPM auctions for the relevant delivery periods, EME Homer City sold a portion of its capacity to an unrelated third party for the delivery periods from June 1, 2007 through May 31, 2008 and June 1, 2008 through May 31, 2009. EME Homer City is not receiving the RPM auction clearing price for this previously sold capacity. The price EME Homer City is receiving for these capacity sales is a function of NYISO capacity clearing prices resulting from separate NYISO capacity auctions.

        The following table summarizes the status of capacity sales for EME Homer City at September 30, 2007:

	October 1, 2007 to May 31, 2008	June 1, 2008 to May 31, 2009
Fixed Price Capacity Sales
MW	786	820
Price per MW-day	$40.80	$111.92
Variable Capacity Sales
MW	885	891
Expected price per MW-day(1)	$66.72	$72.11

(1)
Actual contract price is a function of NYISO capacity auction clearing prices. Expected price per MW-day is based on forward over-the-counter NYISO capacity prices on September 28, 2007.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjusts the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the nine months ended September 30, 2007, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 15%, compared to 12% during the nine months ended September 30, 2006. The monthly average difference during the twelve months ended September 30, 2007 ranged from 6% to 24%.

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

Coal Price Risk

        The Homer City facilities purchase coal primarily obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at September 30, 2007 for the remainder of 2007 and the following three years.

	October through December 2007	2008	2009	2010
Amount of coal under contract in millions of tons(1)	1.4	4.4	3.5	0.2

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, increased during the first nine months of 2007 from 2006 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to $46.25 per ton at September 28, 2007 from $43.00 per ton at December 15, 2006, as reported by the Energy Information Administration. The 2007 increase in the NAPP coal price was in line with normal market price volatility.

Emission Allowances Price Risk

        The federal Acid Rain Program requires electric generating stations to hold SO2 allowances, and Pennsylvania regulations implemented the federal NOX SIP Call requirement. As part of the acquisition of the Homer City facilities, EME Homer City obtained the rights to the emission allowances that have been or are allocated to these facilities. EME Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. The average price of purchased SO2 allowances decreased to $521 per ton during the first nine months of 2007 from $664 per ton during 2006. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $558 per ton as of October 31, 2007.

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

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), EME Homer City records unrealized gains or losses. EME Homer City classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flow from operating activities in the statements of cash flows. The following table summarizes unrealized gains (losses) for the third quarters of 2007 and 2006 and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Non-qualifying hedges	$(1.3)	$(1.5)	$(0.1)	$0.2
Ineffective portion of cash flow hedges	(1.9)	18.8	(5.2)	20.4

Total unrealized gains (losses)	$(3.2)	$17.3	$(5.3)	$20.6

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The decrease in fair value of electricity contracts at September 30, 2007 as compared to December 31, 2006 is attributable to an increase in the average market prices for power as compared to contracted prices at September 30, 2007, which is the valuation date.

	September 30, 2007	December 31, 2006
	(in thousands)
Commodity price:
Electricity contracts	$2,017	$89,099

        In assessing the fair value of EME Homer City's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME Homer City's commodity derivative assets and liabilities as of September 30, 2007 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$2,017	$(636)	$2,653	$—	$—

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

        EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 75% of EME Homer City's operating revenues for the nine months ended September 30, 2007. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. For the nine months ended September 30, 2007, a second customer accounted for 11% of EME Homer City's operating revenues.

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

Changes in Internal Control Over Financial Reporting

        There were changes as described below in EME Homer City's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal control over financial reporting.

        During the third quarter of 2007, EME Homer City implemented a series of SAP ERP modules, including a new general ledger and chart of accounts and new consolidation, reporting, and accounts payable. In addition, procurement and materials management systems were implemented for the Homer City facilities. EME Homer City's human resources module will be implemented in 2008 as part of Edison International's ERP implementation. The introduction of these ERP modules and the related workflow capabilities resulted in changes to EME Homer City's financial reporting controls and procedures, with such changes identified during the implementation of the ERP modules. Therefore, as appropriate, EME Homer City is modifying the design and documentation of internal control process and procedures relating to the new system to supplement and complement existing internal controls over financial reporting. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in EME Homer City's internal control over financial reporting.

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

EME HOMER CITY GENERATION L.P.
By:	Mission Energy Westside Inc., as General Partner

By:	/s/ W. James Scilacci W. James Scilacci Director and Vice President
Date:	November 2, 2007

QuickLinks

TABLE OF CONTENTS
GLOSSARY
PART I
Financial Statements
  ITEM 1. FINANCIAL STATEMENTS
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE INCOME (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (DEFICIT) (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  MARKET RISK EXPOSURES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES