Form 10-K
period 2007-12-31
EME HOMER CITY GENERATION LP
filed 2008-02-27
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

       Aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of June 30, 2007: $0. Number of shares outstanding of the registrant's Common Stock as of February 27, 2008: Not applicable.

       The registrant meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K under the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

GLOSSARY

       When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

ARO	asset retirement obligations
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
EIA	Energy Information Administration
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
EPAct 2005	Energy Policy Act of 2005
ERP	enterprise resource planning
EWG(s)	exempt wholesale generator(s)
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
FIN No. 48	Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
Fitch	Fitch Ratings
FPA	Federal Power Act
GHG	greenhouse gas
GWh	gigawatt-hours
ISO(s)	independent system operator(s)
kV	kilovolt
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NERC	North American Electric Reliability Corporation
NOx	nitrogen oxide
NSR	New Source Review
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation

ii

PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
PUHCA 1935	Public Utility Holding Company Act of 1935 (as amended)
PUHCA 2005	Public Utility Holding Company Act of 2005
RPM	reliability pricing model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SCR	selective catalytic reduction
SECA(s)	Seams Elimination Cost Adjustment(s)
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 155	Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 158	Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-Retirement Plans"
SFAS No. 159	Statement of financial Accounting Standards No. 159, "Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115"
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

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

       EME Homer City derives revenue from the sale of energy, capacity and ancillary services into PJM and from bilateral contracts with power marketers and load-serving entities within PJM and NYISO. EME Homer City has a contract with EMMT, a marketing affiliate, to sell energy, capacity and ancillary services from the Homer City facilities, which enables EMMT to engage in forward sales and hedging transactions to manage electricity price exposure.

       On December 7, 2001, EME Homer City completed a sale-leaseback of its facilities to third-party lessors for an aggregate purchase price of $1.591 billion, made up of $782 million in cash and the assumption of the obligations under Edison Mission Holdings Co.'s 8.137% Senior Secured Bonds due 2019 and 8.734% Senior Secured Bonds due 2026, which EME Homer City refers to collectively as the senior secured bonds (the fair value of which was $809.3 million), which were guaranteed by EME Homer City. EME Homer City's transaction has been accounted for as a lease financing for accounting purposes. For more information on the sale-leaseback transaction, see "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 8. Commitments and Contingencies."

       EME and Edison International each are registered with the Securities and Exchange Commission and have financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding each of these companies, see their respective annual reports on Form 10-K for the year ended December 31, 2007.

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

•
environmental laws and regulations, at both the state and federal levels, that could require additional expenditures or otherwise affect EME Homer City's cost and manner of doing business;

•
the ability of EME Homer City to borrow funds and access capital markets on favorable terms;

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities, and technologies that may be able to produce electricity at a lower cost than Homer City's generating facilities and/or increased access by competitors to EME Homer City's markets as a result of transmission upgrades;

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

       Certain of the risk factors listed above are discussed in more detail in "Item 1A. Risk Factors" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures." Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this annual report. Readers are urged to read this entire annual report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business. Forward-looking statements speak only as of the date they are made, and EME Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME Homer City with the Securities and Exchange Commission.

Description of the Industry

Industry Overview

       Historically, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. However, the United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant deregulation over the last three decades, which has led to increased competition. Most recently, through EPAct 2005, Congress recognized that a significant market for electric power produced by independent power producers, such as EME Homer City, has developed in the United States and indicating that competitive wholesale electricity markets have become accepted as a fundamental aspect of the electricity industry.

       As part of the developments discussed above, the FERC has encouraged the formation of ISOs and RTOs. In those areas where ISOs and RTOs have been formed, market participants have expanded access to transmission service. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under "Regulatory Matters—U.S. Federal Energy Regulation."

       In various regional markets, electricity market administrators have acknowledged that the markets for generating capacity do not provide sufficient revenues to enable existing merchant generators to recover all of their costs or to encourage new generating capacity to be constructed. Capacity auctions have been implemented in some markets, including PJM, to address this issue. This approach is currently expected to provide significant additional capacity revenues for independent power producers.

Power Markets

PJM

       The Homer City facilities are located in the control area managed by PJM. PJM originally covered Pennsylvania, New Jersey, and Maryland, and now extends from North Carolina to Illinois. PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering a number of factors, including generator bids, load requirements, transmission congestion and transmission losses. PJM requires all load-serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. Load-serving entities and generators, such as EME Homer City, may participate in PJM's capacity markets or transact capacity sales on a bilateral basis.

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

Competition

       EME Homer City is subject to intense competition from energy marketers, utilities, industrial companies, financial institutions, and other independent power producers. Some of EME Homer City's competitors have a lower cost of capital than most independent power producers and, in the case of utilities, are often able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments. These companies may also have competitive advantages as a result of their scale and the location of their generation facilities.

       For a number of years, natural gas had been the fuel of choice for new power generation facilities for economic, operational and environmental reasons. While natural gas-fired facilities continue to be an important part of the nation's generation portfolio, some regulated utilities are constructing units powered by renewable resources, often with subsidies or under legislative mandate. New environmental regulations, particularly those that limit emissions of carbon dioxide and other greenhouse gases by electric generators, could put coal-fired plants at a disadvantage compared with plants utilizing other fuels.

Overview of Facilities Under Lease

       The Homer City facilities are located on a 2,413-acre site approximately 45 miles northeast of Pittsburgh within Indiana County, Pennsylvania. EME Homer City owns a fee interest in the land and leases the facilities on which the generating units are located pursuant to a sale-leaseback transaction completed in December 2001. The Homer City facilities consist of the generating units, a coal cleaning facility, water supply provided by a 1,800-acre reservoir site known as Two Lick Dam, which is not part of the 2,413-acre site, and associated support facilities. The Homer City generating units benefit from direct transmission access to both PJM and NYISO through seven high voltage lines which interconnect through a switchyard located on the site.

       The Homer City units are coal-fired boilers and steam turbine-generator units (referred to as Units 1, 2 and 3 in this annual report). Units 1 and 2, which are essentially identical to one another, were placed into commercial operation in 1969. Unit 1 has an installed capacity of 620 MW, and Unit 2 has an installed capacity of 614 MW. The Unit 1 and 2 boilers have been retrofitted with low NOX burners to meet Phase I NOX 1990 CAA standards. In addition, both boilers have supplemental over-fired air systems to further reduce NOX emissions to satisfy Pennsylvania Title I (ozone) requirements. SCR units have been installed on Units 1 and 2 for further reduction of NOX emissions.

       Unit 3 commenced commercial operation in 1977 and has an installed capacity of 650 MW. The boiler for Unit 3 was originally constructed with low NOX burners which satisfied Phase I NOX 1990 CAA standards, and a supplemental over-fired air system was installed in 1995 to further reduce NOX emissions. In addition, a wet scrubber flue gas desulfurization system and a SCR system were installed on Unit 3 in 2001.

       These improvements were made to enable the Homer City generating units to comply with Phase II of Title IV of the 1990 CAA regarding SO2 emissions, the Pennsylvania NOX allowance regulations and Pennsylvania's response to the Environmental Protection Agency's SIP Call regarding NOX emissions.

Significant Customers

       During the past three fiscal years, EME Homer City derived a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 70%, 58% and 85% of EME Homer City's operating revenues for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, EMMT also made sales to American Electric Power that accounted for approximately 11% of EME Homer City's operating revenues. For the year ended December 31, 2006, EMMT made sales to Coral Power, LLC that accounted for approximately 21% of EME Homer City's operating revenues. For the year ended December 31, 2005, EMMT made sales to Cincinnati Gas & Electric Company and to Constellation Power Source, Inc. that accounted for approximately 22% and 11%, respectively, of EME Homer City's operating revenues.

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

Emission Allowances

       Certain state and federal environmental laws require power plant operators to hold or obtain emission allowances equal, on an annual basis, to their plants' emissions of SO2 and, on a seasonal basis, to their plants' emissions of NOX. Emission allowances were acquired as part of the acquisition of the Homer City facilities. Additional emission allowances are purchased by EME Homer City when operations make this necessary and are sold by EME Homer City when it has more than needed for planned levels of operation.

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

Transmission and Interconnection

       Existing transmission lines leaving the Homer City generating units are interconnected with both PJM and NYISO. EME Homer City is able to transmit full plant output into PJM through an 85-mile 345 kV line and 34-mile, 19-mile and 15-mile 230 kV lines owned by Penelec, an affiliate of FirstEnergy Corp. Subject to PJM transmission availability and reliability considerations, EME Homer City has the ability to transmit full plant output into NYISO through 345 kV lines owned by NYSEG. In addition, a 13-mile 230 kV line from the Homer City generating units provides an indirect interconnection to the East Central Area reliability market.

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

Regulatory Matters

General

       EME Homer City's operations are subject to extensive regulation by government agencies. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operations of a power plant and the ownership of a power plant. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning land use and operation of a project. Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with these permits and approvals. In addition, EME Homer City is subject to the market rules, procedures, and protocols of the markets in which it participates.

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

U.S. Federal Energy Regulation

       The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy (other than transmission that is "bundled" with retail sales) under the FPA and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from PUHCA 1935 for EWGs such as EME Homer City.

The Energy Policy Act of 2005

       A comprehensive energy bill was enacted in August 2005. Known as "EPAct 2005," this comprehensive legislation included provisions for the repeal of PUHCA 1935, amendments to the Public Utility Regulatory Policies Act of 1978 (PURPA), merger review reform, the introduction of new regulations regarding transmission operation improvements, FERC authority to impose civil penalties for violation of its regulations, transmission rate reform and incentives for various generation technologies. The FERC finalized rules to implement the congressionally mandated repeal of PUHCA 1935, effective February 8, 2006, and the enactment of PUHCA 2005. PUHCA 2005 is primarily a "books and records access" statute and does not give the FERC any new substantive authority under the FPA or Natural Gas Act. The FERC has also issued final rules to implement the electric company merger and acquisition provisions of EPAct 2005.

       On July 20, 2006, the FERC certified the NERC as its Electric Reliability Organization to establish and enforce reliability standards for the bulk power system. On March 16, 2007, the FERC issued a final rule approving 83 reliability standards proposed by the NERC. The final rule became effective, and compliance with these standards became mandatory, on June 18, 2007. EME believes it has taken all steps to be compliant with current NERC reliability standards that apply to generators.

Federal Power Act

       The FPA grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce (other than transmission that is "bundled" with retail sales), including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market based.

       EWGs certified in accordance with the FERC's rules under PUHCA 2005 and other non-qualifying facility independent power projects are subject to the FPA and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants EWGs the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. On March 12, 1999, the general counsel of the FERC issued a letter determining that, based on the facts stated in EME Homer City's application for EWG status, EME Homer City is an EWG.

       EME Homer City is authorized by the FERC to make wholesale market sales of power at market-based rates and is subject to the FERC ratemaking regulation under the FPA. The FERC's order, as is customary with market-based rate schedules, reserves the right to revoke EME Homer City's market-based rate authority on a prospective basis if it is subsequently determined that EME Homer City or any of its affiliates possess excessive market power. If the FERC were to revoke EME Homer City's market-based rate authority, it would be necessary for EME Homer City to file, and obtain the FERC's acceptance of, EME Homer City's rate schedule as a cost-of-service rate schedule. In addition, the loss of market-based rate authority would subject EME Homer City to the accounting, record keeping and reporting requirements that are imposed on utilities with cost-based rate schedules. If EME Homer City were to lose its EWG status, defaults under the covenants in EME Homer City's agreements could be triggered.

       The FPA grants the FERC jurisdiction over the sale or transfer of jurisdictional assets, including wholesale power sales contracts and generation facilities, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the FERC typically also grants blanket approval for certain obligations, such as those related to the issuance of securities. However, dispositions of EME Homer City's jurisdictional assets or certain types of financing arrangements may require FERC approval.

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

Transmission of Wholesale Power

       EME Homer City utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is a jurisdictional public utility under the FPA, Order No. 2000, and subsequent orders.

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

PJM Matters

       On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM provides a mechanism for PJM to satisfy the region's need for generation capacity, the cost of which is allocated to load-serving entities through a locational reliability charge. Also on June 1, 2007, PJM implemented marginal losses for transmission for its competitive wholesale electric market. For further discussion regarding the RPM and recent auctions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Capacity Price Risk."

Environmental Matters and Regulations

       See the discussion on environmental matters and regulations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations."

Employees

       At December 31, 2007, EME Homer City employed 260 employees, approximately 189 of whom are covered by a collective bargaining agreement governing wages, benefits and working conditions. This collective bargaining agreement will expire on December 31, 2012.

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

       The Homer City facilities derive revenues from the sale of energy and capacity into PJM and from bilateral contracts with power marketers and load-serving entities within PJM, NYISO and the surrounding markets. Participants in PJM and NYISO are not guaranteed any specified rate of return on their capital investments through recovery of mandated rates payable by purchasers of electricity. Therefore, with the exception of nominal revenue, EME Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity and ancillary services. The factors that influence the market prices for these products in PJM and NYISO include:

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

•
the ability of regional pools to pay market participants' settlement prices for energy and related products;

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

       EME Homer City is exposed to market risks through its operation of the Homer City facilities. These market risks include, among others, volatility arising from the timing differences associated with buying fuel, converting fuel into energy and delivering energy to a buyer. Through EMMT, EME Homer City uses forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity and fuel prices. However, EME Homer City cannot provide assurance that these strategies will successfully mitigate market risks, or that they will not result in net losses.

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

       As a result of these and other factors, EME Homer City cannot predict with precision the effect that risk management decisions may have on its business, operating results or financial position.

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

       EME Homer City's operations are subject to extensive environmental regulations with respect to, among other things, air quality, water quality, waste disposal, and noise. EME Homer City is required to obtain, and comply with conditions established by, licenses, permits and other approvals in order to construct, operate or modify its facilities. Failure to comply with these requirements could subject EME Homer City to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail EME Homer City's operations. EME Homer City may also be exposed to risks arising from past, current or future contamination at its facilities or with respect to off-site waste disposal sites that have been used in its operations.

       EME Homer City devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with environmental regulatory requirements. EME Homer City believes that it is currently in substantial compliance with environmental regulatory requirements. However, the current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect the Homer City facilities. Also, coal plant emissions of NOX and SO2, mercury and particulates are subject to increased controls and mitigation expenses under current regulations and may be subject to new, possibly stricter, regulation in the future. The continued operation of the Homer City facilities will likely require substantial capital expenditures for environmental controls.

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

•
the availability of bank credit and access to capital markets;

•
investor confidence;

•
its financial condition, performance and prospects; and

•
changes in tax and securities laws.

       Recent disruptions in the credit markets have impacted the availability of credit, cost of borrowing, and terms and conditions of new borrowings. EME Homer City cannot provide assurance that its projected sources of capital will be available when needed or that its actual cash requirements will not be greater than expected.

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

       EME has entered into debt agreements that contain restrictive covenants that are applicable to their subsidiaries, including EME Homer City. EME Homer City's sale-leaseback documents also contain financial and investment covenants. These restrictions may significantly impede the ability of EME Homer City to take advantage of business opportunities as they arise, to grow its business or compete effectively, to make capital expenditures when required, or to develop and implement any refinancing plans in respect of its indebtedness.

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

•
performance below expected levels of output, efficiency or availability;

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

       These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of or damage to the environment, and suspension of operations. The occurrence of one or more of the events listed above could decrease or eliminate revenues generated by the Homer City facilities or significantly increase the costs of operating them, and could also result in EME Homer City's being named as a defendant in lawsuits asserting claims for substantial damages, potentially including environmental cleanup costs, personal injury, property damage, fines and penalties. Equipment and plant warranties, guarantees and insurance may not be sufficient or effective under all circumstances to cover lost revenues or increased expenses. A decrease or elimination in revenues generated by the facilities or an increase in the costs of operating them could decrease or eliminate funds available to make lease rent payments and could have a material adverse effect on EME Homer City.

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

       Due to the current market environment, the minimum insurance coverage specified under the EME Homer City sale-leaseback documents is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements that permits it to maintain its current insurance coverage through June 1, 2008. Failure to maintain insurance pursuant to the sale-leaseback documents, absent a waiver, could result in an event of default under the documents, which could have a material adverse effect on EME Homer City. For more information on the insurance maintained by EME Homer City, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies."

The accounting for EME Homer City's hedging activities may increase the volatility of its quarterly and annual financial results.

       EMMT, on behalf of EME Homer City, engages in hedging activities in order to mitigate EME Homer City's exposure to market risk with respect to electricity sales from its generation facilities, fuel utilized by those facilities and emissions allowances. EMMT generally attempts to balance its fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. These derivative contracts are recorded on EME Homer City's balance sheet at fair value pursuant to SFAS No. 133. Some of these derivative contracts do not qualify under SFAS No. 133 for hedge accounting, and changes in their fair value are therefore recognized currently in earnings as unrealized gains or losses. As a result, EME Homer City's financial results, including gross margin, operating income and balance sheet ratios, will at times be volatile and subject to fluctuations in value primarily due to changes in electricity and fuel prices. For a more detailed discussion of the accounting treatment of EME Homer City's hedging activities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Accounting for Energy Contracts."

ITEM 1B. UNRESOLVED STAFF COMMENTS

       Inapplicable.

ITEM 2.    PROPERTIES

       EME Homer City owns a fee interest in the 2,413-acre site on which its generating units and the other facilities are located, as well as another approximately 1,800 acres associated with the Two Lick Dam area. The site is approximately 45 miles northeast of Pittsburgh, Pennsylvania in Indiana County. As a result of the sale-leaseback transaction on December 7, 2001, EME Homer City leased the property on which the generating units are located to the owner lessors through site leases and each owner lessor in turn subleased its undivided ground interest in the property back to EME Homer City through site subleases. The term of the site leases is 45 years from the date of the sale-leaseback, with specified renewal options. The term of the site subleases is 33.67 years, the term of the sale-leaseback financing, and is renewable upon renewal of the EME Homer City facility leases. As long as the facility leases and the site subleases are in effect, the rents payable under the site leases and under the site subleases will be automatically offset against each other so that no amounts will be payable by EME Homer City or the owner lessors with respect to these agreements. EME Homer City acquired a 116-acre parcel of land in 2007 to support future rail coal deliveries and provide future coal transportation opportunities from competing rail services. EME Homer City also leases portions of its sites to other third parties. Some of those leases are described below.

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

       EME Homer City entered into a Lease Agreement with Linn Operating LLC for access to the deep natural gas within the site, which provides Linn the right to operate and produce gas from existing wells located on the site, and to drill new wells on the site, spacing permitting, provided that gas is found in paying quantities. EME Homer City receives 18% of the market value of the gas at the wellhead as royalties. The lease expires on February 1, 2012.

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

       Dividends will be paid when declared by EME Homer City's general partner. No cash dividends were paid by EME Homer City during 2007, 2006 or 2005.

ITEM 6.    SELECTED FINANCIAL DATA

       The selected financial data was derived from EME Homer City's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this annual report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
INCOME STATEMENT DATA
Operating revenues	$763,747	$641,796	$591,638	$497,195	$531,103
Operating expenses	490,811	451,739	463,496	367,539	342,886

Operating income	272,936	190,057	128,142	129,656	188,217
Interest and other income	8,978	20,302	3,636	1,287	1,374
Interest expense	(139,342)	(145,546)	(146,899)	(150,867)	(156,893)

Income (loss) before income taxes	142,572	64,813	(15,121)	(19,924)	32,698
Provision (benefit) for income taxes	54,441	25,581	(4,015)	(7,886)	18,451

Income (loss) before accounting change	88,131	39,232	(11,106)	(12,038)	14,247
Cumulative effect of change in accounting, net of tax(1)	—	—	—	—	(958)

Net income (loss)	$88,131	$39,232	$(11,106)	$(12,038)	$13,289

(1)
The 2003 loss from a change in accounting principle resulted from the adoption of a new accounting standard for AROs.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
BALANCE SHEET DATA
Assets	$2,134,989	$2,264,562	$2,261,242	$2,158,962	$2,186,287
Current liabilities	308,568	310,351	488,148	236,491	202,305
Long-term debt to affiliates	394,625	512,447	438,840	475,853	498,104
Lease financing	1,206,962	1,259,932	1,309,720	1,356,720	1,397,361
Other long-term obligations	69,884	44,432	89,823	31,880	33,928
Partners' equity (deficit)	154,950	137,400	(65,289)	58,018	54,589
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
CASH FLOW DATA
Cash provided by operating activities	$152,269	$88,726	$76,756	$68,267	$105,957
Cash used in financing activities	(122,225)	(34,602)	(79,180)	(59,656)	(83,820)
Cash provided by (used in) investing activities	(1,511)	(533)	(11,574)	(26,340)	10,664

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

Significant Industry Developments

Environmental Regulations Affecting Coal Plants

       Federal environmental regulations currently require power plants to reduce emissions during 2009 and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. Compliance with these regulations and SIPs could require substantial additional capital expenditures or closure of coal-fired power plants. During 2007, EME Homer City commenced activities to install activated carbon injection technology to reduce mercury emissions at its facilities. EME Homer City will be subject to the federal CAIR rule during 2009 and expects to be able to comply with the NOX requirement using its existing SCR system. The Pennsylvania CAIR, including both NOx and SO2 limits, is expected to become effective in 2010, at which time EME Homer City expects to purchase SO2 allowances. See "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" for further discussion.

       The U.S. Congressional leadership has made climate change legislation a priority, and enactment of climate change legislation within the next several years may occur. While debate continues at the national level over domestic climate policy and the appropriate scope and terms of any federal legislation, many states are developing state-specific measures or participating in regional legislative initiatives to reduce GHG emissions. State regulations may vary and may be more stringent and costly than federal legislative proposals currently being debated in Congress. Key uncertainties are whether a cap-and-trade program will be implemented similar to the US EPA acid rain program, and, if implemented, whether emission allowances would be provided to impacted parties without cost for a period of time. Furthermore, the rate of decrease in GHG emissions and the cost to purchase allowances would be significant factors in determining whether environmental controls would be economic to install. The potential impact to power generators, like EME Homer City, will depend upon how these factors and many other considerations are resolved.

Regulatory Developments on New Capacity

       In NERC's 2007 Long-Term Reliability Assessment (2007-2016), the forecasted peak demand of electricity in certain regions of the United States will exceed projected committed resources in such regions, resulting in declining reserve margins for capacity. Additional resources that are not currently committed will be needed to maintain system reliability. In PJM, long-term resource planning has been incorporated into its market structure through a new forward capacity market, referred to as RPM. During 2007 and January 2008, PJM completed capacity auctions under the PJM RPM for periods through May 31, 2011. EMMT participated in each auction, which sold forward significant capacity at prices from $40.80 per MW-day to $191.32 per MW-day. The increase in capacity prices determined through the PJM RPM reflects the auction design to encourage increased capacity resources to meet projected demand. As a result of these auctions, EME Homer City expects capacity revenues to increase significantly through May 31, 2011 as compared to the amounts realized by EME Homer City previously. For further discussion regarding the PJM and recent auctions, see "Market Risk Exposures—Commodity Price Risk—Capacity Price Risk."

Overview of EME Homer City's Operating Performance

       EME Homer City's net income (loss) was $88.1 million, $39.2 million and ($11.1) million in 2007, 2006 and 2005, respectively. The 2007 increase in earnings was primarily attributable to an increase in energy revenues from higher generation and average realized energy prices. EME Homer City also had higher capacity revenues and lower SO2 emission allowance costs. Earnings for 2007 were adversely affected due to the timing of unrealized gains and losses related to hedge contracts, as described further in "Results of Operations—Operating Revenues." Also offsetting the increases in earnings were higher maintenance costs in 2007 related to a planned outage at Unit 2 and lower other income in 2007 for the estimated insurance recovery related to the Unit 3 outage of $2.5 million recorded during 2007, as compared to $10.8 million recorded during 2006. The Unit 3 outage reduced the amount of generation during 2006.

       The average realized energy price received by EME Homer City increased to $54.40/MWh in 2007 as compared to $48.02/MWh in 2006 and $45.05/MWh in 2005. The average realized energy prices compare to average real-time market prices at the Homer City busbar of $51.03/MWh in 2007, $45.15/MWh in 2006 and $54.80/MWh in 2005. The average realized energy price was higher than the average real-time market price due to hedge contracts entered into in prior periods. Average market prices increased in 2007 compared to 2006 due to an increase in demand at PJM. Average market prices declined in 2006 compared to 2005 due to lower natural gas prices.

       The cost of SO2 emission allowances (pre-tax) decreased to $30.6 million in 2007 as compared to $34.5 million in 2006 and $81.3 million in 2005. EME Homer City purchased more allowances in 2007 compared to 2006, due to increased generation. The price of emission allowances, particularly SO2 allowances issued through the Acid Rain Program of the US EPA, decreased in 2007 from 2006 and decreased in 2006 from 2005 year-end prices. The average price of purchased SO2 allowances was $512 per ton in 2007, $664 per ton in 2006 and $1,219 per ton in 2005. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for additional information.

Critical Accounting Policies

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

       Management's judgment is required to determine if a transaction meets the definition of a derivative and, if it does, whether the normal sales and purchases exception applies or whether individual transactions qualify for hedge accounting treatment. Determining the fair value of derivatives under SFAS No. 133 is a critical accounting policy because the fair value of a derivative is susceptible to significant change resulting from a number of factors, including: volatility of energy prices, credits risks, market liquidity and discount rates. See "Market Risk Exposures" for a description of risk management activities and sensitivities to change in market prices.

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

       The assessment of impairment is a critical accounting policy because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (3) if an impairment exists, the fair value of the asset or asset group. Factors that EME Homer City considers important, which could trigger an impairment, include operating losses, projected future operating losses, the financial condition of counterparties or significant negative industry or economic trends. The expected future undiscounted cash flow from the Homer City facilities is a critical accounting policy because: (1) estimating future prices of energy and capacity in wholesale energy markets is susceptible to significant change, and (2) the period of the forecast is over an extended period of time due to the estimated remaining useful life of 27.67 years for the Homer City facilities, and (3) the impact of an impairment on EME Homer City's financial position and results of operations would be material. At December 31, 2007, the expected undiscounted future cash flow from long-lived assets exceeded the carrying value of those assets.

Income Taxes

       SFAS No. 109, "Accounting for Income Taxes" requires the asset and liability approach for financial accounting and reporting for deferred income taxes. EME Homer City uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. FIN No. 48 (adopted on January 1, 2007) requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. Management continues to monitor and assess new income tax developments. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 6. Income Taxes" for additional details.

       As part of the process of preparing its financial statements, EME Homer City is required to estimate its income taxes in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within EME Homer City's balance sheet. In addition, estimated taxes for uncertain tax positions are accrued and included in accrued liabilities or other long-term liabilities in the balance sheet. Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Accounting for tax obligations requires judgments, including estimating reserves for potential adverse outcomes regarding tax positions that have been taken. Management uses judgment in determination of whether the evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit.

       At December 31, 2007, EME Homer City had net federal and state deferred tax assets of $102.1 million. In assessing the realization of EME Homer City's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of EME Homer City's deferred income tax assets depends upon its ability to generate taxable income in the future or utilize losses through a reduction in the loan with Edison Mission Finance Co. On a quarterly basis, management evaluates the recoverability of its deferred tax assets to ensure there is adequate support for the realization of the deferred tax assets. In the event management were to determine that EME Homer City would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made.

       For additional information regarding EME Homer City's accounting policies, see "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies."

RESULTS OF OPERATIONS

Summary

       The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Years Ended December 31,
	2007	2006	2005
Operating Revenues (in millions)	$764	$642	$592
Statistics
Generation (in GWh)	13,649	12,286	13,637
Equivalent availability(1)	89.4%	81.9%	85.2%
Capacity factor(2)	82.5%	74.3%	82.4%
Load factor(3)	92.4%	90.7%	96.7%
Forced outage rate(4)	4.1%	13.5%	4.8%
Average realized energy price/MWh(5)	$54.40	$48.02	$45.05
Capacity revenue only (in millions)	$30	$16	$18
Average fuel costs/MWh	$22.45	$23.05	$21.08

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

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Operating revenues	$764	$642	$592
Less:
Unrealized losses (gains)	10	(35)	41
Other revenues	(31)	(17)	(18)

Realized revenues	$743	$590	$615

Generation (in GWh)	13,649	12,286	13,637
Average realized energy price/MWh	$54.40	$48.02	$45.05

Operating Revenues

       Operating revenues increased $122.0 million in 2007 compared to 2006, and $50.2 million in 2006 compared to 2005. The 2007 increase was primarily attributable to higher generation and higher average realized energy prices, as compared to 2006. EME Homer City also had higher capacity revenues as a result of participating in the PJM RPM auctions. These increases were adversely affected by the timing of unrealized gains and losses from hedging activities. The 2006 increase was primarily attributable to the timing of unrealized gains and losses from hedging activities. Hedging activities are described in more detail below. Also contributing to an increase in revenues in 2006 were higher average realized energy prices offset by lower generation due to higher forced outages, including the Unit 3 outage in January 2006.

       The average realized energy price received by EME Homer City in 2007, 2006 and 2005 was $54.40/MWh, $48.02/MWh and $45.05/MWh, respectively, compared to the average real-time market price at the Homer City busbar for the same periods of $51.03/MWh, $45.15/MWh and $54.80/MWh, respectively. EME Homer City's average realized energy price varies from the average real-time market price due to: (1) hedge contracts having been entered into in prior periods, (2) differences between market prices during periods of actual generation (generally weighted to on-peak periods) and the 24-hour average real-time market prices, and (3) changes in the differential in market prices at the PJM West Hub versus the Homer City busbar. The increase in the differential is referred to as a widening of the basis between these PJM locations. EME Homer City hedges its energy price risk at PJM West Hub and retains the risk that the basis between PJM West Hub and Homer City widens. During the past three years, the basis between these two locations has continued to widen resulting in ineffective losses on hedge contracts. See "Market Risk Exposures—Commodity Price Risk—Basis Risk."

       Included in operating revenues were unrealized gains (losses) from hedging activities of $(9.8) million, $34.3 million and $(41.6) million for 2007, 2006 and 2005, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts was primarily attributable to changes in the difference between energy prices at PJM West Hub and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). At December 31, 2007, unrealized losses of $20.9 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods. See "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Energy Contracts" for more information.

       On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed, resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure resulted in claims under EME Homer City's property and business interruption insurance policies, which have been settled and paid.

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

Operating Expenses

       Operating expenses increased $39.1 million in 2007 compared to 2006, and decreased $11.8 million in 2006 compared to 2005. Operating expenses consisted of expenses for fuel, gain on sale of emission allowances, plant operations, depreciation and amortization, loss on disposal of assets, and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Fuel expenses increased $23.2 million in 2007 compared to 2006, and decreased $4.3 million in 2006 compared to 2005. The 2007 increase was due to higher coal consumption as a result of higher generation, partially offset by lower coal prices and lower cost of SO2 emission allowances. During 2007 EME Homer City purchased more SO2 emission allowances at lower market prices. The 2006 decrease was due to lower generation and lower cost of SO2 emission allowances, partially offset by higher coal costs driven primarily by scheduled price increases, the expiration in 2005 of certain lower-priced contracts and premiums charged for lower sulfur coal. EME Homer City's cost of SO2 emission allowances was $30.6 million, $34.5 million and $81.3 million in 2007, 2006 and 2005, respectively. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

       Loss (gain) from the sale of emission allowances was $0.7 million, $(2.2) million and $(4.9) million during 2007, 2006 and 2005, respectively. EME Homer City sold excess NOX emission allowances to affiliates and third parties in all three years.

       Plant operations increased $12.5 million in 2007 compared to 2006, and decreased $5.7 million in 2006 compared to 2005. Plant operations include labor and overhead, contract services, parts and supplies and other administrative costs. The 2007 increase was primarily attributable to higher maintenance costs related to a planned outage at Unit 2 during the second quarter. Planned maintenance expenses vary year to year based on the scheduled cycle times of equipment.

       Depreciation and amortization were $61.4 million, $59.4 million and $63.4 million during 2007, 2006 and 2005, respectively. As a result of the sale-leaseback in December 2001, depreciation and amortization consists primarily of EME Homer City's leasehold interest, which is being depreciated over the minimum term of the leases of 33.67 years.

       Administrative and general expenses were $3.8 million, $5.2 million and $5.5 million during 2007, 2006 and 2005, respectively.

Other Income (Expense)

       Interest and other income was $9.0 million, $20.3 million and $3.6 million during 2007, 2006 and 2005, respectively. Interest and other income typically relates to interest earned on cash and cash equivalents. In 2007, EME Homer City recorded other income of $2.5 million related to the Unit 3 outage insurance claim. In 2006, EME Homer City recorded other income of $10.8 million for the estimated insurance recovery related to the Unit 3 outage. EME Homer City had increases in interest earned on temporary cash investments in both 2007 and 2006.

       Interest expense was $139.3 million, $145.5 million and $146.9 million during 2007, 2006 and 2005, respectively. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also includes interest of $37.6 million, $39.9 million and $37.1 million during 2007, 2006 and 2005, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision (Benefit) for Income Taxes

       EME Homer City had effective income tax provision (benefit) rates of 38.2%, 39.5% and (26.6)% in 2007, 2006 and 2005, respectively. EME Homer City's effective income tax provision (benefit) rate varies from the federal statutory rate of 35% due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

       The net fees earned by EMMT were $0.5 million, $0.7 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Beginning in the second quarter of 2003, EMMT began prepaying in full for the following month's expected power generation. As a result of the accelerated payments, EME Homer City had payables due to EMMT of $72.8 million and $91.8 million at December 31, 2007 and 2006, respectively.

       EME Homer City entered into several transactions through EMMT for the purchase or sale of SO2 and NOX allowances. All transactions were completed at market price on the date of the transaction. Net consideration paid by EME Homer City was $74.4 million, $27.4 million and $80.0 million during 2007, 2006 and 2005, respectively.

Fuel Services Agreements

       EME Homer City entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, EME Homer City paid a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The agreement terminated during 2006. The amount billable under this agreement for the service fee for the years ended December 31, 2006 and 2005 was $0.3 million and $0.4 million, respectively.

Affiliate Financing

       EME Homer City obtained financing from Edison Mission Finance in connection with its acquisition of the Homer City facilities, in the form of a subordinated revolving loan. The subordinated revolving loan matures in 2014, with no scheduled repayment prior to its maturity. This loan is subordinated to

EME Homer City's lease rent obligations, with interest and principal payments subject to limitations based on EME Homer City's ability to make distributions under the sale-leaseback agreements. On December 8, 2003, EME Homer City amended and restated the subordinated revolving loan agreement and issued a note evidencing its repayment obligations under the loan agreement. The amended and restated subordinated revolving loan agreement had no effect on the financial terms of the agreement.

Tax-Allocation Agreements

       EME Homer City is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its indirect parent, Edison Mission Holdings Co. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, EME Homer City will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures in effect since EME Homer City's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which EME Homer City uses the state tax apportionment factors of the Edison International group. Also, while EME Homer City is generally subject to separate return limitations for net losses, under the tax-allocation agreement EME Homer City is permitted to transfer to Edison Mission Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in its intercompany account balances (including the subordinated revolving loan). EME Homer City also files a separate state income tax return in Pennsylvania.

       Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $91.4 million and $25.6 million at December 31, 2007 and 2006, respectively.

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

Services Agreements with EME and Edison International

       Certain administrative services such as payroll, employee benefit programs, insurance, and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs, payroll funding and other services totaling $33.9 million, $32.1 million and $31.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. EME Homer City had a net payable of $0.3 million and $0.1 million at December 31, 2007 and 2006, respectively, due to Edison International related to these programs.

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

Management and Administration Agreement with Midwest Generation EME, LLC

       EME Homer City and Midwest Generation EME entered into a management and administration agreement pursuant to which Midwest Generation EME charges EME Homer City for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2007, 2006 and 2005 were $2.3 million, $2.7 million and $2.9 million, respectively. EME Homer City had a payable of $0.1 million and $0.2 million at December 31, 2007 and 2006, respectively, due to Midwest Generation EME related to this agreement.

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standard Interpretation No. 48

       In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertain tax positions. FIN No. 48 requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. EME Homer City adopted FIN No. 48 effective January 1, 2007. Adoption of FIN No. 48 did not result in a cumulative-effect adjustment to partners' equity.

Statement of Financial Accounting Standards No. 155

       In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. The adoption of this standard had no effect on EME Homer City's financial statements for the year ended December 31, 2007.

Accounting Principles Not Yet Adopted

FASB Staff Position FIN No. 39-1

       In April 2007, the FASB issued FIN No. 39-1. FIN No. 39-1 amends paragraph 3 of FIN No. 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. FIN No. 39-1 also states that under master netting arrangements if collateral is based on fair value, then it must be netted with the fair value of derivative assets/liabilities if an entity qualified and elected the option to net those amounts. EME Homer City will adopt FIN No. 39-1 in the first quarter of 2008. EME Homer City does not currently have margining agreements and accordingly, adoption of FIN No. 39-1 will not have an impact on its financial statements.

Statement of Financial Accounting Standards No. 159

       In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. EME Homer City will adopt this pronouncement in the first quarter of 2008. Since EME Homer City elected not to report any current financial assets and liabilities at fair value, the adoption will not result in any cumulative-effect adjustment to partners' equity.

Statement of Financial Accounting Standards No. 157

       In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. EME Homer City will adopt SFAS No. 157 in the first quarter of 2008. The adoption is not expected to result in any retrospective adjustment to its financial statements. The accounting requirements for employers' pension and other postretirement benefit plans is effective at the end of 2008, which is the next measurement date for these benefit plans. The effective date will be January 1, 2009 for AROs and other nonfinancial liabilities which are not measured or disclosed on a recurring basis (at least annually).

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

Cash Flow

       At December 31, 2007, EME Homer City had cash and cash equivalents of $142.4 million compared to $113.8 million at December 31, 2006. Net working capital at December 31, 2007 was $(54.4) million compared to $36.2 million at December 31, 2006. The net working capital decrease of $90.6 million is primarily attributable to the refund of deposits under the lease swap agreement that terminated in 2007, a net increase in derivative liabilities, a decrease in fuel inventory, and an increase in other payable to affiliates. Partially offsetting the decrease was an increase in cash and cash equivalents, an increase in current deferred tax assets, an increase in SO2 emission allowances, and a decrease in interest payable to affiliate.

       Net cash provided by operating activities was $152.3 million, $88.7 million and $76.8 million in 2007, 2006 and 2005, respectively. The 2007 increase was primarily attributable to higher net income in 2007, an increase of SO2 emission allowances and the timing of cash receipts and disbursement related to working capital items. The 2006 increase in operating cash flow was primarily due to a temporary increase in interest payable to Edison Mission Finance and the timing of cash receipts and disbursements related to working capital items. EME Homer City made a $35 million interest payment to Edison Mission Finance in January 2007.

       Net cash used in financing activities was $122.2 million, $34.6 million and $79.2 million in 2007, 2006 and 2005, respectively. The 2007 increase was primarily attributable to total repayments of $117.8 million in 2007, versus total borrowings of $13.5 million in 2006, under the subordinated revolving loan agreement with Edison Mission Finance. In addition, EME Homer City received a payment of $45.4 million from the termination of the lease swap agreement in 2007, compared to advances of $61.1 million received under the lease swap agreement in 2006. The 2006 decrease in cash used in financing activities was primarily due to no repayments made under the subordinated revolving loan agreement with Edison Mission Finance while borrowings increased in 2006, as compared to net repayments on that affiliate debt in 2005. The 2006 borrowings include an $8.8 million advance made by EME in March, through Edison Mission Finance, to assist EME Homer City with the cash shortfall relating to the Unit 3 outage. In October 2006, EME Homer City returned the $8.8 million to Edison Mission Finance as an interest payment.

       Net cash used in investing activities was $1.5 million, $0.5 million and $11.6 million in 2007, 2006 and 2005, respectively. The 2007 increase was primarily due to a release of funds from EME Homer City's restricted cash accounts in 2007 as compared to the 2006 proceeds received from the sale of emission allowances and from a settlement in connection with the 2002 outage of Unit 3. The 2006 decrease in cash used in investing activities was due to lower capital expenditures and proceeds received in 2006 related to a settlement with Alstom Power in connection with the 2002 outage of Unit 3. Capital expenditures were $12.3 million, $10.8 million and $16.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 capital expenditures were primarily related to mercury emission monitoring and non-environmental improvements. The 2006 capital expenditures were primarily related to non-environmental improvements. The 2005 capital expenditures were for SCR system performance improvements and non-environmental improvements.

       The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

       At December 31, 2007, the three-year estimated capital expenditures by EME Homer City were as follows:

	2008	2009	2010
	(in millions)
Plant capital expenditures	$35.0	$33.7	$26.1
Environmental expenditures	17.7	9.1	8.5

Total	$52.7	$42.8	$34.6

       Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, railroad interconnection, replacement of major boiler components and ash site disposal development. Environmental expenditures relate to projects such as mercury emission monitoring and control and a selenium removal system. EME Homer City plans to fund these expenditures with cash on hand or cash generated from operations. See further discussion regarding possible additional capital expenditures, including environmental control equipment, under "—Environmental Matters and Regulations—Air Quality Regulation."

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

       The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2007, the senior rent service coverage ratio was 4.16 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

       EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $30 million included in restricted cash at December 31, 2007 related to these reserve accounts.

Distributions to EME

       The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction:

	Years Ended December 31,
	2007	2006(1)	2005
	(in millions)
Payment of interest	$69.4	$—	$47.7
Payment of principal	117.8	—	38.3

Total payments	$187.2	$—	$86.0

(1)
In 2006, EME made an equity contribution of $8.8 million for working capital purposes. Subsequently, EME Homer City made a permitted distribution to EME of $8.8 million through a payment of interest on the subordinated revolving loan.

Credit Ratings

       EME Homer City is not currently rated. EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. Credit ratings for EME and EMMT, at December 31, 2007, were as follows:

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

       The following table summarizes EME Homer City's significant contractual obligations as of December 31, 2007.

		Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt to affiliate(1)	$599.0	$—	$—	$—	$599.0
Lease financing(2)	2,432.5	152.2	305.8	320.2	1,654.3
Operating lease obligations(3)	1.4	0.6	0.7	0.1	—
Purchase obligations:
Capital improvements	10.8	10.8	—	—	—
Fuel supply contracts	451.6	245.8	205.8	—	—
Coal transportation	10.6	10.6	—	—	—
Coal cleaning agreement	16.7	5.4	11.3	—	—
Other contractual obligations	26.0	5.2	13.7	7.1	—
Employee benefit plan contribution(4)	3.1	3.1	—	—	—

Total Contractual Obligations	$3,551.7	$433.7	$537.3	$327.4	$2,253.3

(1)
See "EME Homer City Generation L.P. Notes to Financial Statements—Note 4. Long-Term Debt" for additional details. Table assumes long-term debt is held to maturity. Amount also includes interest payments over life of debt.

(2)
Amount includes interest payments over the life of the lease.

(3)
See "EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies—Lease Commitments" for additional details.

(4)
Amount includes estimated contribution to the pension and postretirement benefits other than pensions plans. The estimated contributions beyond 2008 are not available. For more information, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other Than Pensions."

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

Purchase Obligations

Capital Improvements

       At December 31, 2007, EME Homer City had firm commitments in 2008 for capital expenditures related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components, and environmental improvements such as mercury emission monitoring and control.

Fuel Supply Contracts

       At December 31, 2007, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements.

Coal Transportation Agreements

       At December 31, 2007, EME Homer City had contractual commitments for the transport of coal by rail to its facilities, with one year remaining on the contract. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses. Although trucking remains the predominant mode of transportation for coal shipments to the Homer City facilities, rail transportation is expected to increase in 2008 as EME Homer City diversifies its alternative modes of transporting coal to the plant site.

Coal Cleaning Agreement

       Effective January 1, 2006, EME Homer City entered into a coal cleaning agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. The agreement expires on December 31, 2010.

Other Contractual Obligations

       At December 31, 2007, EME Homer City had contractual commitments for the purchase of limestone, which is used for the wet scrubber flue gas desulfurization system on Unit 3, and ammonia.

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

FERC Notice Regarding Investigatory Proceeding against EMMT

       In October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Discussions to date have been constructive and may lead to a settlement agreement acceptable to both parties. Should these discussions not result in a settlement and a formal proceeding commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised EME Homer City that EMMT believes that it has complied with all applicable laws and regulations in the bidding practices that it employed, and intends to contest vigorously any allegation of violation.

Off-Balance Sheet Transactions

       EME Homer City has no material off-balance sheet transactions.

Environmental Matters and Regulations

Introduction

       The construction and operation of power plants are subject to environmental regulation by federal, state and local authorities. EME Homer City believes that it is in substantial compliance with existing environmental regulatory requirements. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental and other regulatory authorities, cases in which new theories of liability are recognized, and settlements agreed to by other companies that establish precedent or expectations for the power industry, could affect the costs and the manner in which EME Homer City conducts its business and could require substantial additional capital or operational expenditures or the ceasing of operations at certain of its facilities. There is no assurance that EME Homer City's financial position and results of operations would not be materially adversely affected. EME Homer City is unable to predict the precise extent to which additional laws and regulations may affect its future operations and capital expenditure requirements.

       Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects, which may involve significant capital or operational expenditures. If EME Homer City fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by federal and state regulatory authorities.

Air Quality Regulation

       The federal CAA, state clean air acts, and federal and state regulations implementing such statutes have substantial impacts on power generation facilities, particularly coal-fired plants. Federal environmental regulations require reductions in emissions beginning in 2009 and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. Compliance with these regulations and SIPs will affect the costs and the manner in which EME Homer City conducts its business, and will likely require EME Homer City to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that EME Homer City's financial position and results of operations would not be materially adversely affected as a result.

Clean Air Interstate Rule

       The CAIR, issued by the US EPA on March 10, 2005, applies to 28 eastern states and the District of Columbia and is intended to address ozone and fine particulate matter attainment issues by reducing regional NOX and SO2 emissions. The CAIR reduces the current CAA Title IV Phase II SO2 emissions allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also requires reductions in regional NOX emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court by state, environmental and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation.

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

       On December 18, 2007, the Pennsylvania Environmental Quality Board approved the Pennsylvania CAIR. This rule has been submitted to the US EPA for approval as part of the Pennsylvania SIP. The Pennsylvania CAIR is substantively similar to the CAIR. EME Homer City will be subject to the federal CAIR rule during 2009 and expects to be able to comply with the NOX requirement using its existing SCR system. The Pennsylvania CAIR, including both NOX and SO2 limits, is expected to become effective in 2010. EME Homer City expects to comply with Pennsylvania CAIR through the continued operation of its scrubber on Unit 3 to reduce SO2 emissions and the purchase of SO2 allowances.

Mercury Regulation

       By means of a rule published in May 2005, the US EPA established the CAMR, which created the framework for a national, market-based cap-and-trade program to reduce mercury emissions from existing coal-fired power plants to a national cap of 38 tons by 2010 and to 15 tons by 2018, primarily through reductions in mercury achieved by lowering SO2 and NOX emissions under the CAIR. States were allowed, but not required, to join the trading program by adopting the CAMR model trading rules. States retained the right to promulgate alternative regulations equivalent to or more stringent than the CAMR cap-and-trade program, as long as the regulations were approved by the US EPA.

       At the time that it published the CAMR, the US EPA also published a second rule, formally rescinding its previous finding that mercury emissions from electrical generating facilities had to be regulated as a hazardous air pollutant pursuant to Section 112 of the CAA, which would have imposed technology-based standards on emission sources. Both the CAMR and US EPA's decision to remove oil and coal-fired plants from the list of sources to be regulated under Section 112 of the CAA were challenged in the U.S. Court of Appeals for the D.C. Circuit by various environmental groups and state attorneys general.

       On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit vacated both rules and remanded the matter to the US EPA. As a result, until the US EPA takes further action in response to the remand, coal-fired electric generating facilities continue to be sources subject to regulation under Section 112 of the CAA and will be obligated to comply, on a case-by-case basis, with technology-based standards to control emissions of hazardous air pollutants (not necessarily limited to mercury) in accordance with the requirements of Section 112. As described below, the Homer City facilities are already subject to significant unit-specific mercury emission reduction requirements under Pennsylvania law. EME Homer City is assessing the potential impact of this decision on the Pennsylvania regulations, including whether these regulations will turn out to be more or less stringent than case-by-case maximum achievable control technology (also known as MACT) standards or MACT standards that may eventually be promulgated by the US EPA.

       On February 17, 2007, the PADEP published in the Pennsylvania Bulletin regulations that would require coal-fired power plants to reduce mercury emissions by 80% by 2010 and 90% by 2015. The rule does not allow the use of emissions trading to achieve compliance. The rule became final upon publication. The Pennsylvania CAMR SIP, which embodies PADEP's mercury regulation, was pending approval by the US EPA prior to the February 8, 2008 Court of Appeals decision vacating the federal CAMR.

       At this time, EME Homer City expects its facilities to achieve compliance by the 2010 deadline with mercury removal achieved by an existing flue gas desulfurization system on one generating unit and by sorbent injection and coal washing on the other two units. In order to meet reductions in emissions by the 2015 deadline, it is likely that additional environmental control equipment will need to be installed. If additional environmental equipment is required in the form of flue gas desulfurization equipment, EME Homer City would need to make commitments during 2011 or 2012. EME Homer City continues to study available environmental control technologies and estimated costs to reduce SO2 and mercury and to monitor developments related to mercury and other environmental regulations.

Ambient Air Quality Standards

       The US EPA designated non-attainment areas for its 8-hour ozone standard on April 30, 2004, and for its fine particulate matter standard on January 5, 2005. Indiana County, the location of the Homer City facilities, is in a non-attainment area for both standards.

       On September 22, 2006 the US EPA issued a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same as originally proposed but the 24-hour fine particulate standard is significantly more stringent. The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. EME Homer City anticipates that any such further emissions reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

       On July 11, 2007 the US EPA issued a proposed rule to make revisions to the primary and secondary national ambient air quality standards for ozone. With regard to the primary standard for ozone, the US EPA proposes to reduce the level of the 8-hour standard to a level within the range of 0.070 to 0.075 parts per million (ppm). The US EPA solicited comment on alternative levels down to 0.060 ppm and up to and including retaining the current 8-hour standard of 0.08 ppm (effectively 0.084 ppm using current data rounding conventions). The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. EME Homer City anticipates that any such further emission reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

       In June 2007, the PADEP requested a redesignation of Clearfield and Indiana counties to attainment with respect to the 8-hour ozone standard. The PADEP also submitted a maintenance plan indicating that the existing (and upcoming) regulations controlling emissions of volatile organic compounds and NOx will result in continued compliance with the 8-hour ozone standard. Accordingly, EME Homer City believes that the Homer City facilities will likely not need to install additional pollution control as a result of the 8-hour ozone standard.

       With respect to fine particulates, Pennsylvania has not proposed new regulations to achieve compliance with the National Ambient Air Quality Standard for fine particulates. The SIP with respect to this standard is due to the US EPA by April 5, 2008. Although the final form of the SIP is not yet known, at this time, EME Homer City does not anticipate that it will be required to install additional pollution controls at the Homer City facilities to meet the expected SIP requirements for fine particulates.

Regional Haze

       In July 1999, the US EPA published the "Regional Haze Rule" to reduce haze and protect visibility in designated federal areas. The goal of the 1999 rule is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions by 2064. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install best available retrofit technology (BART) or implement other control strategies to meet regional haze control requirements. The US EPA issued a final rulemaking on regional haze on June 15, 2005. States were required to revise their SIPs by December 2007 to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. It is possible that sources subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the CAIR. However, until the SIPs are revised, EME Homer City cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

       In Pennsylvania, the PADEP considers the CAIR to meet the BART requirements, and the Homer City facilities are only required to consider reductions in emissions of suspended particulate matter (PM10), which at this time are being evaluated by the state.

New Source Review Requirements

       Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address CAA NSR compliance issues at the nation's coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, if modifications are made to air emissions sources at a facility. The US EPA's strategy has included both the filing of suits against a number of power plant owners, and the issuance of administrative notices of violation to a number of power plant owners alleging NSR violations. EME Homer City has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at its facilities.

       Prior to EME Homer City's purchase of the Homer City facilities, the US EPA requested information under Section 114 of the CAA from the prior owners of the plant concerning physical changes at the plant. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the CAA NSR requirements. Other than this request for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to any of EME Homer City's facilities.

Water Quality Regulation

       Regulations under the federal Clean Water Act require permits for the discharge of pollutants into United States waters and permits for the discharge of storm water flows from certain facilities. The Clean Water Act also regulates the thermal component (heat) of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities.

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing large power plants. The purpose of the regulation was to reduce substantially the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Pursuant to the regulation, a demonstration study was required when applying for a new or renewed National Pollutant Discharge Elimination System (NPDES) wastewater discharge permit. If one could demonstrate that the costs of meeting the presumptive standards set forth in the regulation were significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis could be performed to establish alternative standards. Depending on the findings of the demonstration studies, cooling towers and/or other mechanical means of reducing impingement and entrainment of aquatic organisms could have been required.

       On January 27, 2007, the Second Circuit rejected the US EPA rule and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost benefit and restoration to achieve compliance with the rule. On July 9, 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. The US EPA is expected to begin another rulemaking process by the end of 2008. Although the rule to be generated in the new rulemaking process could have a material impact on EME Homer City's operations, its compliance criteria have not yet been finalized, and EME Homer City cannot reasonably determine the financial impact at this time.

       The discharge from the treatment plant receiving the wastewater stream from EME Homer City's Unit 3 flue gas desulfurization system has exceeded the stringent water-quality based limits for selenium in the station's NPDES permit. As a result, EME Homer City was notified in April 2002 by the PADEP that it was included in the Quarterly Noncompliance Report submitted to the US EPA. With the PADEP's approval, EME Homer City has undertaken a pilot program utilizing biological treatment. EME Homer City and the PADEP have entered into a consent order and agreement related to selenium discharge, which was entered by the Pennsylvania state court on July 17, 2007. Under the consent order and agreement, EME Homer City paid a civil penalty of $200,000 and agreed to install modifications to its wastewater system to achieve consistent compliance with discharge limits. EME Homer City has operated the wastewater treatment system for twelve months without a selenium exceedance. At this time, EME

Homer City expects to remain in compliance and consequently does not expect to install additional treatment systems.

Hazardous Substances and Hazardous Waste Laws

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

Climate Change

Federal Legislative Initiatives

       To date, the United States has pursued a voluntary GHG emissions reduction program to meet its obligations as a signatory to the United Nations Framework Convention on Climate Change. As a result of increased attention to climate change in the U.S., however, numerous bills have been introduced in the current session of the U.S. Congress that would reduce GHG emissions in the U.S. Enactment of climate change legislation within the next several years may occur. However, there is still significant uncertainty about the cost of complying with any future GHG emission requirements. These costs will depend upon many factors, including the required levels of GHG emission reductions, the timing of those reductions, whether emission credits will be allocated with or without cost to existing generators, and whether flexible compliance mechanisms, such as a GHG offset program similar to those sanctioned under the CAA for conventional pollutants, will be part of the policy.

       In most of the federal proposals to date, emission allowances would be allocated and distributed without cost in the early years of the emission reduction program, followed by decreasing free allocations and increasing auctions of allowances. While debate continues at the national level over domestic climate policy and the appropriate scope and terms of any federal legislation, many states are developing state-specific measures or participating in regional legislative initiatives to reduce GHG emissions. At this point, EME Homer City is unable to determine whether any of these proposals will be enacted into law or to estimate their potential effect on EME Homer City.

Regional Legislative Initiatives

       On December 20, 2005, seven northeastern states entered into a Memorandum of Understanding to create a regional initiative to establish a cap-and-trade GHG program for electric generators, referred to as the Regional Greenhouse Gas Initiative (RGGI). In August 2006, the participating states issued a model rule to be used as a basis for individual state legislative and regulatory action to implement the program. Pennsylvania is not a signatory to the RGGI, although it participated as an observer of the process.

       Implementing regulations for regional initiatives may be more stringent and costly than federal legislative proposals currently being debated in Congress. It cannot yet be determined whether or to what extent any federal legislative system would preempt regional or state initiatives, although such preemption would greatly simplify compliance and eliminate regulatory duplication. If state and/or regional initiatives are allowed to stand together with federal legislation, generators could be required to purchase allowances to satisfy their state and federal compliance obligations.

Litigation Developments

       The speed with which federal regulations and legislation will be adopted will depend in part on decisions rendered in climate change litigation pending before several federal and state courts and the US EPA's response to those decisions. For example, on April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et al. v. Environmental Protection Agency, et. al., ruling that the US EPA has the authority to regulate GHG emissions of new motor vehicles under the CAA and that it has a duty to (i) determine whether GHG emissions of new motor vehicles contribute to climate change or (ii) offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that the US EPA's failure to make the necessary determination or offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the CAA related to emissions of motor vehicles, a parallel provision of the CAA applies to stationary sources such as electric generators, and there is litigation pending in the D.C. Circuit Court of Appeals, Coke Oven Task Force v. Environmental Protection Agency, in which the holding in Massachusetts v. Environmental Protection Agency, et al., may be applied to stationary sources such as power plants.

       In 2004, several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by the alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. EME Homer City was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with the United States Court of Appeals for the Second Circuit. In another case brought in April 2006, private citizens filed a complaint in the federal court in Mississippi against numerous defendants, including several electric utilities, arguing that emissions from the defendants' facilities contributed to climate change and seeking monetary damages related to the 2005 hurricane season. In August 2007, the court dismissed the case entirely. The plaintiffs have appealed this dismissal in the Fifth Circuit Court of Appeals.

       On October 18, 2007, the Kansas Department of Health and Environment rejected a permit to construct two proposed coal-fired electrical generators based on the impact to health and the environment arising from the proposed units' emissions of carbon dioxide. This was the first reported rejection of a proposed coal plant permit based on a clean air statute. This decision has been appealed. In addition, there are a number of pending cases in which environmental groups are arguing that air permits for the construction of major coal-fired generating facilities cannot be issued unless the permits include best available control technology to control carbon dioxide emissions. The US EPA has taken the position that such controls are not required until it finalizes regulations relating to carbon dioxide emissions.

       The ultimate outcome of the climate change debate could have a significant economic effect on EME Homer City. Any legal obligation that would require EME Homer City to reduce substantially its emissions of carbon dioxide or that would impose additional costs or charges for the emission of carbon dioxide could have a materially adverse effect on EME Homer City. EME Homer City will continue to monitor the federal, regional and state developments relating to regulation of GHG emissions to determine their impact on its operations. Requirements to reduce emissions of carbon dioxide and other GHG emissions could significantly increase the cost of generating electricity from fossil fuels, especially coal, as well as the cost of purchased power.

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

•
the ability of regional pools to pay market participants' settlement prices for energy and related products;

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

       EMMT uses "earnings at risk" to identify, measure, monitor and control EME Homer City's overall market risk exposure with respect to hedge positions at the Homer City facilities. The use of this measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Earnings at risk measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss limits and counterparty credit exposure limits.

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

       The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the past three years:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City Busbar			PJM West Hub
	2007	2006	2005	2007	2006	2005
January	$40.30	$48.67	$45.82	$44.63	$54.57	$49.53
February	64.27	49.54	39.40	73.93	56.39	42.05
March	55.00	53.26	47.42	61.02	58.30	49.97
April	52.42	48.50	44.27	58.74	49.92	44.55
May	48.12	44.71	43.67	53.89	48.55	43.64
June	45.88	38.78	46.63	60.19	45.78	53.72
July	48.23	53.68	54.63	58.89	63.47	66.34
August	55.44	58.60	66.39	71.00	76.57	82.83
September	48.90	33.26	66.67	60.14	34.40	76.82
October	53.89	37.42	67.93	61.11	39.65	77.56
November	47.27	40.13	59.78	55.25	44.83	62.01
December	52.58	35.29	75.03	59.67	40.53	81.97

Yearly Average	$51.03	$45.15	$54.80	$59.87	$51.08	$60.92

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

       The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar year 2008 and calendar year 2009 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub during 2007:

	24-Hour PJM West Hub Forward Energy Prices(1)
	2008	2009
January 31, 2007	$58.09	$56.40
February 28, 2007	59.33	57.96
March 31, 2007	63.37	61.44
April 30, 2007	65.73	64.37
May 31, 2007	66.57	65.97
June 30, 2007	62.36	64.07
July 31, 2007	62.89	64.89
August 31, 2007	58.96	62.45
September 30, 2007	61.71	64.53
October 31, 2007	65.97	67.92
November 30, 2007	62.14	65.89
December 31, 2007	62.49	67.13

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

       The following table summarizes EME Homer City's hedge position at December 31, 2007:

	2008	2009	2010
MWh	7,232,000	2,867,200	1,022,400
Average price/MWh(1)	$60.85	$73.84	$77.80

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at December 31, 2007 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

       The average price/MWh for EME Homer City's hedge position is based on PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. See "—Basis Risk" below for a discussion of the difference.

Capacity Price Risk

       On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM provides a mechanism for PJM to satisfy the region's need for generation capacity, the cost of which is allocated to load-serving entities through a locational reliability charge.

       The following table summarizes the status of capacity sales for EME Homer City at December 31, 2007:

	January 1, 2008 to May 31, 2008		June 1, 2008 to May 31, 2009		June 1, 2009 to May 31, 2010
Fixed Price Capacity Sales
MW	786		820		1,670
Price per MW-day	$40.80		$111.92		$191.32
Variable Capacity Sales
MW	891		891		—
Price per MW-day	$66.71	(1)	$69.50	(2)	—

(1)
Actual contract price is a function of NYISO capacity auction clearing prices in January through April 2008 and forward over-the-counter NYISO capacity prices on December 31, 2007 for May 2008.

(2)
Expected price per MW-day is based on forward over-the-counter NYISO capacity prices on December 31, 2007.

       In January 2008, the RPM auction took place for the time period from June 1, 2010 through May 31, 2011 which resulted in a fixed price for EME Homer City's capacity sold into the auction of $174.29/MW-day. EMMT sold net 1,813 MW of capacity from the Homer City facilities.

       Revenues from the sale of capacity from EME Homer City beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if EME Homer City has an opportunity to capture a higher value associated with those markets. Under PJM's RPM system, the market price for capacity is generally determined by aggregate market-based supply conditions and an administratively set aggregate demand curve. Among the factors influencing the supply of capacity in any particular market are plant forced outage rates, plant closings, plant delistings (due to plants being removed as capacity resources and/or to export capacity to other markets), capacity imports from other markets, and the cost of new entry.

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

       Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjusts the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During 2007, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 15%, compared to 12% during 2006 and 10% during 2005. The monthly average difference during 2007 ranged from 10% to 24%.

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

Coal Price Risk

       The Homer City facilities purchase coal primarily obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at December 31, 2007 for the next three years.

	2008	2009	2010
Amount of coal under contract in millions of tons(1)	5.7	4.4	0.3

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

       EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, increased steadily during 2007 and decreased slightly in 2006 from 2005. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) ranged from $44.00 per ton to $55.25 per ton during 2007 and increased to a price of $70.00 per ton at February 15, 2008, as reported by the EIA. The 2007 increase in the NAPP coal price was in line with normal market price volatility. In 2006, the price of NAPP coal fluctuated between $37.50 per ton and $45.00 per ton, with a price of $43.00 per ton at December 15, 2006, as reported by the EIA. In 2005, the price of NAPP coal fluctuated between $44.00 per ton and $57.00 per ton, with a price of $45.00 per ton at December 30, 2005, as reported by the EIA. The 2006 decrease in the NAPP coal price was largely due to the combined effects of mild weather, easing natural gas prices and improving eastern stockpiles.

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

       The average price of purchased SO2 allowances was $512 per ton during 2007, $664 per ton during 2006 and $1,219 per ton during 2005. The decrease in the price of SO2 allowances during 2007 from 2006 year-end prices has been attributed to less demand in the market for SO2 allowances. The 2006 decrease in the price of SO2 allowances has been attributed to a decline in natural gas prices and fuel switching from oil to gas. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $535 per ton as of December 31, 2007. EME Homer City does not anticipate any requirements to purchase SO2 emission allowances in 2008. See "Liquidity and Capital Resources—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions.

Accounting for Energy Contracts

       EME Homer City uses a number of energy contracts to manage exposure from changes in the price of electricity, including forward sales and purchases of physical power and forward price swaps which settle only on a financial basis (including futures contracts). EME Homer City follows SFAS No. 133, and under this Standard these energy contracts are generally defined as derivative financial instruments. Importantly, SFAS No. 133 requires changes in the fair value of each derivative financial instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative financial instruments, see "Management's Overview; Critical Accounting Policies—Critical Accounting Policies—Derivative Financial Instruments and Hedging Activities."

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

       EME Homer City classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flow from operating activities in the statement of cash flow. The following table summarizes unrealized gains (losses) for the three-year period ended December 31, 2007:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Non-qualifying hedges	$(1.0)	$1.6	$(1.3)
Ineffective portion of cash flow hedges	(8.8)	32.7	(40.3)

Total unrealized gains (losses)	$(9.8)	$34.3	$(41.6)

       At December 31, 2007, unrealized losses of $20.9 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods ($12.1 million for 2008, $6.9 million for 2009, and $1.9 million for 2010).

Derivative Financial Instruments

       The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The change in fair value of electricity contracts at December 31, 2007 as compared to December 31, 2006 is attributable to an increase in the average market prices for power as compared to contracted prices at December 31, 2007, which is the valuation date.

	December 31, 2007	December 31, 2006
	(in thousands)
Commodity price:
Electricity contracts	$(45,676)	$89,099

       In assessing the fair value of EME Homer City's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. A 10% change in the market price at December 31, 2007 would increase or decrease the fair value of outstanding derivative commodity price contracts by approximately $74 million. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME Homer City's commodity derivative assets and liabilities as of December 31, 2007 (in thousands):

	Total Fair Value	Maturity < 1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity > 5 years
Prices actively quoted	$(45,676)	$(15,089)	$(30,587)	$—	$—

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

       EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 70% of EME Homer City's operating revenues for the year ended December 31, 2007. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. For the year ended December 31, 2007, a second customer accounted for 11% of EME Homer City's operating revenues.

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

Management's Report on Internal Control over Financial Reporting

       EME Homer City's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the partnership's principal executive officer and principal financial officer, EME Homer City's management conducted an evaluation of the effectiveness of EME Homer City's internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, EME Homer City's management concluded that EME Homer City's internal control over financial reporting was effective as of December 31, 2007.

Internal Control over Financial Reporting

       There were changes as described below in EME Homer City's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal control over financial reporting.

       During 2007, EME Homer City implemented a series of SAP ERP modules, including the general ledger, chart of accounts, consolidation, reporting, and accounts payable. In addition, procurement and materials management and fuel management systems were implemented at the Homer City facilities. The introduction of these ERP modules and the related workflow capabilities resulted in changes to EME Homer City's financial reporting controls and procedures, with such changes identified during the implementation of the ERP modules. EME Homer City has modified the design and documentation of internal control processes and procedures relating to the new system to supplement and complement existing internal controls over financial reporting. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in EME Homer City's internal control over financial reporting.

ITEM 9A(T).    CONTROLS AND PROCEDURES

       This annual report does not include an attestation report of EME Homer City's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by EME Homer City's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit EME Homer City to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

       None.

EME HOMER CITY GENERATION L.P.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner of EME Homer City Generation L.P.:

       In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EME Homer City Generation L.P. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in Note 1 to the financial statements, the Partnership changed the manner in which it accounts for uncertain tax positions as of January 1, 2007. As discussed in Note 7 to the financial statements, the Partnership changed the manner in which it accounts for defined benefit pension plans and other postretirement plans as of December 31, 2006.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2008

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Operating Revenues from Marketing Affiliate	$763,747	$641,796	$591,638
Operating Expenses
Fuel	306,452	283,216	287,503
Loss (gain) on sale of emission allowances	731	(2,199)	(4,859)
Plant operations	118,461	106,001	111,722
Depreciation and amortization	61,414	59,410	63,389
Loss on asset impairment and other charges	—	—	257
Loss (gain) on disposal of assets	—	128	(24)
Administrative and general	3,753	5,183	5,508

Total operating expenses	490,811	451,739	463,496

Operating income	272,936	190,057	128,142

Other Income (Expense)
Interest and other income	8,978	20,302	3,636
Interest expense	(139,342)	(145,546)	(146,899)

Total other expense	(130,364)	(125,244)	(143,263)

Income (loss) before income taxes	142,572	64,813	(15,121)
Provision (benefit) for income taxes	54,441	25,581	(4,015)

Net Income (Loss)	$88,131	$39,232	$(11,106)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands)

	December 31,
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$142,372	$113,839
Due from affiliates	585	—
Fuel inventory	30,365	47,385
Spare parts inventory	26,134	25,708
Deposits under lease swap agreement	—	45,386
Derivative assets	6	89,539
Deferred taxes	5,748	—
Intangible assets	44,912	4,284
Other current assets	4,044	20,439

Total current assets	254,166	346,580

Property, Plant and Equipment	2,155,089	2,142,813
Less accumulated depreciation and amortization	411,438	348,853

Net property, plant and equipment	1,743,651	1,793,960

Deferred taxes	96,382	65,781
Restricted cash	37,119	47,119
Trust deposits	—	325
Long-term derivative assets	70	10,797
Long-term intangible assets	3,601	—

Total Assets	$2,134,989	$2,264,562

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$16,697	$3,346
Accrued liabilities	16,297	24,499
Due to affiliates	168,721	117,898
Interest payable	30,808	32,282
Interest payable to affiliates	7,980	39,804
Derivative liabilities	15,095	9,672
Deferred taxes	—	33,062
Current portion of lease financing	52,970	49,788

Total current liabilities	308,568	310,351

Long-term debt to affiliate	394,625	512,447
Lease financing, net of current portion	1,206,962	1,259,932
Benefit plans and other	39,227	42,867
Long-term derivative liabilities	30,657	1,565

Total Liabilities	1,980,039	2,127,162

Commitments and Contingencies (Note 8)
Partners' Equity	154,950	137,400

Total Liabilities and Partners' Equity	$2,134,989	$2,264,562

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2004	$57,139	$879	$58,018
Net loss	(11,095)	(11)	(11,106)
Unrealized losses on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $37,307	(50,456)	(51)	(50,507)
Reclassification adjustments included in net loss, net of income tax expense of $45,071	(61,632)	(62)	(61,694)

Balance at December 31, 2005	(66,044)	755	(65,289)

Net income	39,193	39	39,232
Adjustment to initially apply SFAS No. 158, net of income tax benefit of $1,096	(1,500)	(2)	(1,502)
Unrealized gains on derivatives qualified as cash flow hedges:
Other unrealized holding gains arising during period, net of income tax expense of $117,537	160,834	161	160,995
Reclassification adjustments included in net income, net of income tax benefit of $2,893	3,960	4	3,964

Balance at December 31, 2006	136,443	957	137,400

Net income	88,043	88	88,131
SFAS No. 158 adjustment, net of tax expense of $1,297	1,775	2	1,777
Unrealized losses on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $84,744	(116,391)	(116)	(116,507)
Reclassification adjustments included in net income, net of income tax benefit of $32,113	44,105	44	44,149

Balance at December 31, 2007	$153,975	$975	$154,950

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Net Income (Loss)	$88,131	$39,232	$(11,106)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Prior service adjustment, net of tax	(58)	—	—
Amortization of prior service, net of tax	(60)	—	—
Net gain adjustment, net of tax	1,757	—	—
Amortization of net loss, net of tax benefit	138	—	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(84,744), $117,537 and $(37,307) for 2007, 2006 and 2005, respectively	(116,507)	160,995	(50,507)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(32,113), $(2,893) and $45,071 for 2007, 2006 and 2005, respectively	44,149	3,964	(61,694)

Other comprehensive income (loss)	(70,581)	164,959	(112,201)

Comprehensive Income (Loss)	$17,550	$204,191	$(123,307)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$88,131	$39,232	$(11,106)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,980	59,410	63,389
Deferred taxes	(18,076)	(1,703)	(114,974)
Loss on asset impairment and other charges	—	—	257
Loss (gain) on asset disposal	—	128	(24)
Loss (gain) on sale of emission allowances	731	(2,199)	(4,859)
Increase in due to affiliates	50,238	27,942	46,609
Decrease (increase) in inventory	16,594	(11,126)	(12,706)
Decrease (increase) in other current assets	16,395	(16,640)	340
Decrease (increase) in intangible assets	(44,229)	1,345	(5,628)
Increase (decrease) in accounts payable and other current liabilities	5,147	(7,107)	2,043
Increase (decrease) in interest payable	(33,297)	29,896	(15,001)
Increase (decrease) in other liabilities	(1,131)	3,804	4,423
Decrease (increase) in derivative assets and liabilities	9,786	(34,256)	123,993

Net cash provided by operating activities	152,269	88,726	76,756

Cash Flows From Financing Activities
Refund of deposit under lease swap agreement	45,386	—	—
Advances under lease swap agreement	—	61,074	58,618
Payments under lease swap agreement	—	(62,130)	(60,144)
Borrowings on long-term obligations from affiliates	—	13,454	1,324
Repayments to affiliates	(117,823)	—	(38,337)
Repayments of lease financing	(49,788)	(47,000)	(40,641)

Net cash used in financing activities	(122,225)	(34,602)	(79,180)

Cash Flows From Investing Activities
Capital expenditures	(12,276)	(10,760)	(16,296)
Proceeds from sale of emission allowances	440	6,490	4,859
Proceeds from sale of assets	—	—	24
Trust deposits	325	(168)	(156)
Proceeds from settlement claim	—	3,900	—
Restricted cash	10,000	5	(5)

Net cash used in investing activities	(1,511)	(533)	(11,574)

Net increase (decrease) in cash and cash equivalents	28,533	53,591	(13,998)
Cash and cash equivalents at beginning of period	113,839	60,248	74,246

Cash and cash equivalents at end of period	$142,372	$113,839	$60,248

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

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

       EME Homer City derives revenue from the sale of energy, capacity and ancillary services into PJM and from bilateral contracts with power marketers and load-serving entities within PJM. EME Homer City has entered into a contract with a marketing affiliate, EMMT, for the sale of energy, capacity and ancillary services from the Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure.

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

Cash Equivalents

       Cash equivalents include time deposits and other investments totaling $37.4 million and $36.8 million at December 31, 2007 and 2006, respectively, with original maturities of three months or less.

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

Income Taxes

       EME Homer City has made an election to be taxed as a corporation for federal and California state tax purposes. EME Homer City is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its indirect parent, Edison Mission Holdings Co. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, EME Homer City will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures in effect since EME Homer City's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which EME Homer City uses the state tax apportionment factors of the Edison International group. Also, while EME Homer City is generally subject to separate return limitations for net losses, under the tax-allocation agreement EME Homer City is permitted to transfer to Edison Mission Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in its intercompany account balances (including the subordinated revolving loan). EME Homer City also files a separate state income tax return in Pennsylvania. Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $91.4 million and $25.6 million at December 31, 2007 and 2006, respectively.

       EME Homer City accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. At December 31, 2007, EME Homer City had net federal and state deferred tax assets of $102.1 million. In assessing the realization of EME Homer City's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of EME Homer City's deferred income tax assets depends upon its ability to generate taxable income in the future or utilize losses through a reduction in the loan with Edison Mission Finance. On a quarterly basis, management evaluates the recoverability of its deferred tax assets to ensure there is adequate support for the realization of the deferred tax assets. In the event management were to determine that EME Homer City would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Because EME Homer City is expected to realize deferred tax assets through future taxable income or by reduction of intercompany loans, no valuation allowance has been recorded.

       Interest expense and penalties associated with income taxes are reflected in the caption "Provision (benefit) for income taxes" on the statements of income (loss). For further discussion, see Note 6—Income Taxes.

Intangible Assets

       Intangible assets consist of emission allowances purchased by EME Homer City. These emission allowances are stated at weighted average cost. Emission allowances do not have a pre-determined contractual term or expiration date.

Inventory

       Inventory consists of spare parts, coal, fuel oil and limestone and is stated at the lower of weighted average cost or market.

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standard Interpretation No. 48—

       In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertain tax positions. FIN No. 48 requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. EME Homer City adopted FIN No. 48 effective January 1, 2007. Adoption of FIN No. 48 did not result in a cumulative-effect adjustment to partners' equity.

Statement of Financial Accounting Standards No. 155—

       In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. The adoption of this standard had no effect on EME Homer City's financial statements for the year ended December 31, 2007.

Accounting Principles Not Yet Adopted

FASB Staff Position FIN No. 39-1—

       In April 2007, the FASB issued FIN No. 39-1. FIN No. 39-1 amends paragraph 3 of FIN No. 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. FIN No. 39-1 also states that under master netting arrangements if collateral is based on fair value, then it must be netted with the fair value of derivative assets/liabilities if an entity qualified and elected the option to net those amounts. EME Homer City will adopt FIN No. 39-1 in the first quarter of 2008. EME Homer City does not currently have margining agreements and accordingly, adoption of FIN No. 39-1 will not have an impact on its financial statements.

Statement of Financial Accounting Standards No. 159—

       In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. EME Homer City will adopt this pronouncement in the first quarter of 2008. Since EME Homer City elected not to report any current financial assets and liabilities at fair value, the adoption will not result in any cumulative-effect adjustment to partners' equity.

Statement of Financial Accounting Standards No. 157—

       In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. EME Homer City will adopt SFAS No. 157 in the first quarter of 2008. The adoption is not expected to result in any retrospective adjustment to its financial statements. The accounting requirements for employers' pension and other postretirement benefit plans is effective at the end of 2008, which is the next measurement date for these benefit plans. The effective date will be January 1, 2009 for AROs and other nonfinancial liabilities which are not measured or disclosed on a recurring basis (at least annually).

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

Restricted Cash

       Certain cash balances are restricted to pay amounts required for lease payments and provide collateral. Included in restricted cash were $30.0 million and $40.0 million at December 31, 2007 and 2006, respectively, related to lease payments, and $7.1 million at each of December 31, 2007 and 2006 for collateral related to an environmental bond. See Note 8—Commitments and Contingencies—Lease Commitments—Facilities Sale Leaseback, for additional information regarding the lease payments.

Revenue Recognition

       EME Homer City records revenue and related costs as electricity is generated or services are provided unless EME Homer City is subject to SFAS No. 133 and does not qualify for the normal sales and purchases exception. EME Homer City enters into power and fuel hedging and optimization transactions under a contract with EMMT. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, EME Homer City takes title to the commodities, and assumes the risks and rewards of ownership. Therefore, EME Homer City records settlement of non-trading physical forward contracts on a gross basis. Consistent with Emerging Issues Task Force No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes," EME Homer City nets the cost of purchased power against related third-party sales in markets that use locational marginal pricing, currently PJM. Financial swap and option transactions are settled net and, accordingly, EME Homer City does not take title to the underlying commodity. Therefore, gains and losses from settlement of financial swaps and options are recorded net in operating revenues in the accompanying income statements. Managed risks typically include commodity price risk associated with fuel purchases and power sales.

Note 2. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2005	$(107,052)	$—	$(107,052)
Change for 2006	164,959	—	164,959
SFAS No. 158 adjustments(1)	—	(1,502)	(1,502)

Balance at December 31, 2006	57,907	(1,502)	56,405
Change for 2007	(72,358)	1,777	(70,581)

Balance at December 31, 2007	$(14,451)	$275	$(14,176)

(1)
Represents adjustments to initially apply SFAS No. 158 discussed in Note 7—Compensation and Benefit Plans.

(2)
For further detail, see Note 7—Compensation and Benefit Plans.

       Unrealized losses on cash flow hedges, net of tax, at December 31, 2007, include unrealized losses on commodity hedges related to futures and forward energy sales contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, approximately $1.8 million, after tax, of the net unrealized losses on cash flow hedges at December 31, 2007 are expected to be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will decrease energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net losses of $27.9 million, $4.0 million and $62.6 million during the years ended December 31, 2007, 2006 and 2005, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in the income statements.

Note 3. Property, Plant and Equipment

       At December 31, 2007 and 2006, property, plant and equipment consisted of the following:

	2007	2006
	(in thousands)
Land	$7,340	$7,284
Power plant facilities	2,637	2,637
Plant and equipment under lease financing	1,591,036	1,591,036
Leasehold improvements	105,081	91,345
Emission allowances	433,777	433,777
Construction in progress	4,772	6,533
Equipment, furniture and fixtures	9,530	9,285
Capitalized leased equipment	916	916

	2,155,089	2,142,813
Less accumulated depreciation and amortization	411,438	348,853

Property, plant and equipment, net	$1,743,651	$1,793,960

       As a result of the sale-leaseback transaction on December 7, 2001, a majority of the generating facilities and equipment were classified as power plant and equipment under lease financing. EME Homer City recorded amortization expense related to the leased facilities of $47.3 million for all three years ended December 31, 2007, 2006 and 2005. Accumulated amortization related to the leased facilities was $286.6 million and $239.4 million at December 31, 2007 and 2006, respectively.

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

       EME Homer City recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

	2007	2006	2005
	(in thousands)
Beginning balance	$5,654	$5,140	$4,672
Accretion expense	565	514	468

Ending balance	$6,219	$5,654	$5,140

Note 4. Long-Term Debt

       EME Homer City entered into a subordinated revolving loan agreement during 1999 with Edison Mission Finance Co. This loan agreement bears interest at a fixed rate of 8.0% on outstanding amounts and terminates on March 18, 2014. On December 8, 2003, EME Homer City amended and restated the loan agreement with Edison Mission Finance and issued a note evidencing its repayment obligations under the loan agreement. The amended and restated loan agreement had no effect on the financial terms of the agreement. EME Homer City owed approximately $395 million and $512 million under the loan agreement at December 31, 2007 and 2006, respectively. EME Homer City is restricted under the participation agreements entered into as a part of the sale-leaseback transaction from making any payments under this facility unless specified conditions are met.

       EME Homer City incurred interest costs related to its affiliate debt of $37.6 million, $39.9 million and $37.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 5. Risk Management and Derivative Financial Instruments

Commodity Price Risk Management

       EME Homer City's risk management policy allows for the use of derivative financial instruments through EMMT to limit financial exposure from fluctuations in electricity, capacity, fuel prices, emission allowances and transmission rights for non-trading purposes. Use of these instruments exposes EME Homer City to commodity price risks, which represent the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME Homer City's risk management policies through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. EMMT uses "earnings at risk" to identify, measure, monitor and control its overall market risk exposure with respect to hedge positions at the Homer City facilities. The use of this measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify risk factors. Earnings at risk measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss limits and counterparty credit exposure limits.

       The following table summarizes the carrying amounts and fair values for outstanding financial instruments used for hedging activities. The change in fair value of electricity contracts in 2007 as compared to 2006 is attributable to an increase in average market prices for power as compared to contracted prices at December 31, 2007, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets.

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commodity price:
Electricity	$(45,676)	$(45,676)	$89,099	$89,099

       In assessing the fair value of EME Homer City's electricity contracts, EME Homer City uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. The fair value of the electricity contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors.

       EME Homer City classifies unrealized gains and losses from energy contracts as part of operating revenues. The following table summarizes unrealized gains (losses) for the three-year period ended December 31, 2007:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Non-qualifying hedges	$(1.0)	$1.6	$(1.3)
Ineffective portion of cash flow hedges	(8.8)	32.7	(40.3)

Total unrealized gains (losses)	$(9.8)	$34.3	$(41.6)

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

       EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 70%, 58% and 85% of EME Homer City's operating revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

       For the year ended December 31, 2007, EMMT also made sales to American Electric Power Service Corporation that accounted for approximately 11% of EME Homer City's operating revenues. For the year ended December 31, 2006, EMMT made sales to Coral Power, LLC that accounted for approximately 21% of EME Homer City's operating revenues. For the year ended December 31, 2005, EMMT made sales to Cincinnati Gas & Electric Company and Constellation Power Source, Inc. that accounted for approximately 22% and 11% of EME Homer City's operating revenues, respectively.

Note 6. Income Taxes

       Income tax expense (benefit) includes the current tax liability (benefit) from operations and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax asset were:

	Years Ended December 31,
	2007	2006
	(in thousands)
Deferred tax assets
Lease financing	$108,646	$96,099
Derivative assets	18,866	—
Accrued expenses	3,292	4,079
State taxes	5,426	2,991
Net operating losses	—	283
Other	1,131	1,020

Total	137,361	104,472
Deferred tax liabilities
Property, plant and equipment—basis differences	$35,231	$35,557
Derivative liabilities	—	36,196

Total	35,231	71,753

Deferred tax asset, net	$102,130	$32,719

Classification of accumulated deferred income taxes:
Included in current assets	$5,748	$—
Included in non-current assets	$96,382	$65,781
Included in current liabilities	$—	$33,062

       EME Homer City had no Pennsylvania net operating loss carryforwards at December 31, 2007.

       The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Current
Federal	$56,174	$21,698	$20,643
State	19,502	5,586	7,532

Total current	75,676	27,284	28,175

Deferred
Federal	(18,260)	(2,107)	(26,371)
State	(2,975)	404	(5,819)

Total deferred	(21,235)	(1,703)	(32,190)

Provision (benefit) for income taxes	$54,441	$25,581	$(4,015)

       Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Provision (benefit) for federal income taxes at statutory rate	$49,900	$22,684	$(5,292)
Increase (decrease) in taxes from:
State tax, net of federal benefit	10,714	3,795	1,276
Qualified production deduction	(2,755)	(507)	—
Changes in uncertain tax positions	(3,160)	—	—
Other	(258)	(391)	1

Total provision (benefit) for income taxes	$54,441	$25,581	$(4,015)

Effective tax (benefit) rate	38.2%	39.5%	(26.6)%

Accounting for Uncertainty in Income Taxes

       The following table provides a reconciliation of unrecognized tax benefits:

(in thousands)
Balance, January 1, 2007	$3,945
Tax positions taken during a prior year
Increases	—
Decreases	2,470
Decreases for settlements during the period	1,475

Balance, December 31, 2007	$—

       The total amount of unrecognized tax benefits as of December 31, 2007 and the date of adoption that, if recognized, would affect the effective tax rate was none and $3.9 million, respectively.

       The total amount of accrued interest and penalties was $0.4 million and $1.5 million as of December 31, 2007 and the date of adoption, respectively. The total amount of interest income and penalties recognized in income tax expense was $1.1 million for 2007. EME Homer City remains subject to examination by the Internal Revenue Service, the California Franchise Tax Board, and other state authorities from 1994 to present.

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

Note 7. Compensation and Benefit Plans

       Employees of EME Homer City are eligible for various benefit plans of Edison International.

Employee Savings Plan

       A 401(k) plan is maintained to supplement eligible employees' retirement income. EME Homer City matches 100% of non-union employee contributions up to 6% of such employees' base annual compensation. EME Homer City also matches 70% of contributions made by union employees, up to 4% of base annual compensation. Employer contributions vest 20% per year. Contribution expense for the years ended December 31, 2007, 2006 and 2005 was approximately $650,000, $593,000 and $566,000, respectively.

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

       The expected contributions (all by employer) for the plans are approximately $2.7 million for the year ended December 31, 2008. The amount is subject to change depending on the funded status at year-end and the tax deductible funding limitations.

       The fair value of plan assets is determined primarily by quoted market prices.

       Information on plan assets and benefits obligations is shown below:

	Years Ended December 31,
	2007	2006
	(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$24,479	$23,484
Service cost	1,533	1,618
Interest cost	1,393	1,247
Change in plan provision	(4)	—
Actuarial gain	(1,496)	(1,736)
Benefits paid	(429)	(134)

Projected benefit obligation at end of year	$25,476	$24,479

Change in plan assets
Fair value of plan assets at beginning of year	$16,205	$13,363
Actual return on plan assets	1,424	2,207
Employer contributions	2,114	769
Benefits paid	(429)	(134)

Fair value of plan assets at end of year	$19,314	$16,205

Funded status at end of year	$(6,162)	$(8,274)

Amounts recognized in balance sheets:
Long-term liabilities	$6,162	$8,274
Amounts recognized in accumulated other comprehensive income (loss):
Prior service credit	$(4)	$—
Net gain	(2,448)	(248)
Accumulated benefit obligation at end of year	$20,975	$17,439
Pension plan with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$25,476	$3,400
Accumulated benefit obligation	20,975	3,299
Fair value of plan assets	19,314	1,491
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	6.25%	5.75%
Rate of compensation increase	4.5% to 5.0%	5.0%

Expense components and other amounts recognized in other comprehensive income (loss)

       Expense components:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Service cost	$1,533	$1,618	$1,799
Interest cost	1,394	1,247	1,143
Expected return on plan assets	(1,255)	(1,095)	(888)
Net amortization	(64)	4	121

Total expense	$1,608	$1,774	$2,175

       Other changes in plan assets and benefit obligations recognized in other comprehensive loss:

Year Ended December 31, 2007
(in thousands)
Net gain	$(2,065)
Prior service credit	(4)
Amortization of net gain	64

Total in other comprehensive loss	$(2,005)

Total in expense and other comprehensive loss	$(397)

       The estimated amortization amounts reclassified from other comprehensive loss for 2008 are $(76,000) for net gain and $(1,000) for prior service credit.

	Years Ended December 31,
	2007	2006	2005
Weighted-average assumptions:
Discount rate	5.75%	5.5%	5.5%
Rate of compensation increase	4.5% to 5.0%	5.0%	5.0%
Expected long-term return on plan assets	7.5%	7.5%	7.5%

       The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending December 31,	(in thousands)
2008	$1,153
2009	1,378
2010	1,565
2011	1,719
2012	1,846
2013-2017	10,258

       Asset allocations are:

		December 31,
	Target for 2008
		2007	2006
United States equity	45%	47%	47%
Non-United States equity	25%	25%	26%
Private equity	4%	2%	2%
Fixed income	26%	26%	25%

Postretirement Benefits Other Than Pensions

       A portion of EME Homer City's non-union employees retiring at or after age 55 with at least ten years of service are eligible for postretirement health care, dental, life insurance and other benefits paid in part by EME Homer City. Eligibility depends on a number of factors, including the employee's hire date. Employees in union-represented positions who were eligible to retire prior to May 14, 2002 are covered under the postretirement benefit plans of GPU, Inc., their employer prior to EME Homer City's acquisition of the facilities in 1999. In May 2003, EME Homer City reached agreement with the union on a new collective bargaining agreement covering wages, benefits and working conditions. This agreement will expire on December 31, 2012. Accordingly, EME Homer City will amortize the impact over the estimated remaining service of covered employees.

       The expected contributions (all by the employer) for the postretirement benefits other than pensions trust are $0.4 million for the year ended December 31, 2008. This amount is subject to change depending on the funded status at year-end and the tax deductible funding limitations.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2007	2006
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$23,148	$20,870
Service cost	882	849
Interest cost	1,407	1,221
Actuarial (gain) loss	(585)	378
Plan participant contributions	52	22
Benefits paid	(287)	(192)

Benefit obligation at end of year	$24,617	$23,148

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	235	170
Plan participant contributions	52	22
Benefits paid	(287)	(192)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(24,617)	$(23,148)

Amounts recognized in balance sheets:
Long-term liabilities	$24,617	$23,148
Amounts recognized in accumulated other comprehensive income (loss):
Prior service credit	$(296)	$(400)
Net loss	2,272	3,246
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	6.25%	5.75%
Assumed health care cost trend rates:
Rate assumed for following year	9.25%	9.25%
Ultimate rate	5.0%	5.0%
Year ultimate rate reached	2015	2011

Expense components and other amounts recognized in other comprehensive income (loss)

       Expense components:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Service cost	$882	$849	$742
Interest cost	1,407	1,221	1,142
Amortization of unrecognized prior service costs	(104)	(104)	(104)
Amortization of unrecognized net loss	303	291	307

Total expense	$2,488	$2,257	$2,087

       Other changes in plan assets and benefit obligations recognized in other comprehensive loss:

Year Ended December 31, 2007
(in thousands)
Net gain	$(974)
Prior service cost	104
Amortization of prior service cost	104
Amortization of net loss	(303)

Total in other comprehensive loss	$(1,069)

Total in expense and other comprehensive loss	$1,419

       The estimated amortization amounts reclassified from other comprehensive loss for 2008 are $206,000 for net loss and $(104,000) for prior service credit.

	Years Ended December 31,
	2007	2006	2005
Weighted-average assumptions used to determine expense:
Discount rate	5.75%	5.5%	5.75%
Assumed health care cost trend rates:
Current year	9.25%	10.25%	10.0%
Ultimate rate	5.0%	5.0%	5.0%
Year ultimate rate reached	2015	2011	2010

       Increasing the health care cost trend rate by one percentage point would increase the accumulated benefit obligation as of December 31, 2007, by $4.1 million and annual aggregate service and interest costs by $0.4 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated benefit obligation as of December 31, 2007, by $3.5 million and annual aggregate service and interest costs by $0.3 million.

       The following benefit payments are expected to be paid:

Year ended December 31,	Before Subsidy	Net
	(in thousands)
2008	$391	$391
2009	572	572
2010	777	775
2011	1,016	1,014
2012	1,255	1,249
2013-2017	8,897	8,655

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

Note 8. Commitments and Contingencies

Lease Commitments

       EME Homer City had operating leases in place relating mainly to tractors and trucks. EME Homer City also has a lease financing with respect to its facilities, which is described in more detail below. At December 31, 2007, the future minimum payments over the next five years were as follows:

Years Ending December 31,	Operating Leases	Lease Financing
	(in thousands)
2008	$564	$152,173
2009	417	150,776
2010	320	154,993
2011	125	160,378
2012	20	159,886
Thereafter	—	1,654,272

Total future commitments	$1,446	2,432,478

Amount representing interest		(1,172,545)

Net commitments		$1,259,933

       Operating lease expense amounted to $1.6 million, $1.0 million and $1.1 million in 2007, 2006 and 2005, respectively.

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

       In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1, subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2007, the senior rent service coverage ratio was 4.16 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. If all accrued rent, including both the senior portion and the equity portion of the rent, has been paid and all other required conditions have been met, amounts remaining in the distribution account will be available for distribution to the partners in EME Homer City or available to prepay principal under the intercompany loan agreement with Edison Mission Finance, subject to certain restrictions in the sale-leaseback documentation, including restrictions on distributions.

       EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $30.0 million and $40.0 million included in restricted cash at December 31, 2007 and 2006, respectively, related to these reserve accounts.

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

Other Commitments

Capital Improvements

       At December 31, 2007, EME Homer City had firm commitments to spend approximately $10.8 million on capital expenditures in 2008 related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components and environmental improvements such as mercury emission monitoring and control. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

       At December 31, 2007, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to be $451.6 million in the next three years summarized as follows: 2008—$245.8 million; 2009—$193.7 million; and 2010—$12.1 million.

Coal Transportation Agreements

       At December 31, 2007, EME Homer City had contractual commitments for the transport of coal by rail to its facilities, with one year remaining on the contract. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses. The minimum commitment is currently estimated to be $10.6 million in 2008.

Coal Cleaning Agreement

       Effective January 1, 2006, EME Homer City entered into a coal cleaning agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. The agreement expires on December 31, 2010. Based on the contract provisions, the minimum commitments are currently estimated to be $16.7 million in the next three years summarized as follows: 2008—$5.4 million; 2009—$5.6 million; and 2010—$5.7 million.

Other Contractual Obligations

       At December 31, 2007, EME Homer City had contractual agreements for the purchase of limestone, which is used for the wet scrubber flue gas desulfurization system on Unit 3, and ammonia. The minimum commitments are currently estimated to be $26.0 million in the next four years summarized as follows: 2008—$5.2 million; 2009—$6.7 million; 2010—$7.0 million; and 2011—$7.1 million.

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

       On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed resulting in a suspension of operations at this unit. EME Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure resulted in claims under EME Homer City's property and business interruption insurance policies. At December 31, 2007 and 2006, EME Homer City had a $1.0 million and $16.8 million receivable recorded related to these claims, respectively, of which $2.8 million and $10.8 million, recorded during 2007 and 2006, respectively, relate to business interruption insurance coverage and have been reflected in interest and other income (expense) on EME Homer City's income statement. EME Homer City received $18.3 million and $1.0 million in cash payments during 2007 and January 2008, respectively.

FERC Notice Regarding Investigatory Proceeding against EMMT

       In October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Discussions to date have been constructive and may lead to a settlement agreement acceptable to both parties. Should these discussions not result in a settlement and a formal proceeding commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised EME Homer City that EMMT believes that it has complied with all applicable laws and regulations in the bidding practices that it employed, and intends to contest vigorously any allegation of violation.

Environmental Matters and Regulations

Introduction

       The construction and operation of power plants are subject to environmental regulation by federal, state and local authorities. EME Homer City believes that it is in substantial compliance with existing environmental regulatory requirements. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental and other regulatory authorities, cases in which new theories of liability are recognized, and settlements agreed to by other companies that establish precedent or expectations for the power industry, could affect the costs and the manner in which EME Homer City conducts its business and could require substantial additional capital or operational expenditures or the ceasing of operations at certain of its facilities. There is no assurance that EME Homer City's financial position and results of operations would not be materially adversely affected. EME Homer City is unable to predict the precise extent to which additional laws and regulations may affect its future operations and capital expenditure requirements.

       Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects, which may involve significant capital or operational expenditures. If EME Homer City fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by federal and state regulatory authorities.

Air Quality Regulation

       The federal CAA, state clean air acts, and federal and state regulations implementing such statutes have substantial impacts on power generation facilities, particularly coal-fired plants. Federal environmental regulations require reductions in emissions beginning in 2009 and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. Compliance with these regulations and SIPs will affect the costs and the manner in which EME Homer City conducts its business, and will likely require EME Homer City to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that EME Homer City's financial position and results of operations would not be materially adversely affected as a result.

Clean Air Interstate Rule

       The CAIR, issued by the US EPA on March 10, 2005, applies to 28 eastern states and the District of Columbia and is intended to address ozone and fine particulate matter attainment issues by reducing regional NOX and SO2 emissions. The CAIR reduces the current CAA Title IV Phase II SO2 emissions allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also requires reductions in regional NOX emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court by state, environmental and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation.

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

       On December 18, 2007, the Pennsylvania Environmental Quality Board approved the Pennsylvania CAIR. This rule has been submitted to the US EPA for approval as part of the Pennsylvania SIP. The Pennsylvania CAIR is substantively similar to the CAIR. EME Homer City will be subject to the federal CAIR rule during 2009 and expects to be able to comply with the NOX requirement using its existing SCR system. The Pennsylvania CAIR, including both NOX and SO2 limits, is expected to become effective in 2010. EME Homer City expects to comply with Pennsylvania CAIR through the continued operation of its scrubber on Unit 3 to reduce SO2 emissions and the purchase of SO2 allowances.

Mercury Regulation

       By means of a rule published in May 2005, the US EPA established the CAMR, which created the framework for a national, market-based cap-and-trade program to reduce mercury emissions from existing coal-fired power plants to a national cap of 38 tons by 2010 and to 15 tons by 2018, primarily through reductions in mercury achieved by lowering SO2 and NOX emissions under the CAIR. States were allowed, but not required, to join the trading program by adopting the CAMR model trading rules. States retained the right to promulgate alternative regulations equivalent to or more stringent than the CAMR cap-and-trade program, as long as the regulations were approved by the US EPA.

       At the time that it published the CAMR, the US EPA also published a second rule, formally rescinding its previous finding that mercury emissions from electrical generating facilities had to be regulated as a hazardous air pollutant pursuant to Section 112 of the CAA, which would have imposed technology-based standards on emission sources. Both the CAMR and US EPA's decision to remove oil and coal-fired plants from the list of sources to be regulated under Section 112 of the CAA were challenged in the U.S. Court of Appeals for the D.C. Circuit by various environmental groups and state attorneys general.

       On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit vacated both rules and remanded the matter to the US EPA. As a result, until the US EPA takes further action in response to the remand, coal-fired electric generating facilities continue to be sources subject to regulation under Section 112 of the CAA and will be obligated to comply, on a case-by-case basis, with technology-based standards to control emissions of hazardous air pollutants (not necessarily limited to mercury) in accordance with the requirements of Section 112. As described below, the Homer City facilities are already subject to significant unit-specific mercury emission reduction requirements under Pennsylvania law. EME Homer City is assessing the potential impact of this decision on the Pennsylvania regulations, including whether these regulations will turn out to be more or less stringent than case-by-case maximum achievable control technology (also known as MACT) standards or MACT standards that may eventually be promulgated by the US EPA.

       On February 17, 2007, the PADEP published in the Pennsylvania Bulletin regulations that would require coal-fired power plants to reduce mercury emissions by 80% by 2010 and 90% by 2015. The rule does not allow the use of emissions trading to achieve compliance. The rule became final upon publication. The Pennsylvania CAMR SIP, which embodies PADEP's mercury regulation, was pending approval by the US EPA prior to the February 8, 2008 Court of Appeals decision vacating the federal CAMR.

       At this time, EME Homer City expects its facilities to achieve compliance by the 2010 deadline with mercury removal achieved by an existing flue gas desulfurization system on one generating unit and by sorbent injection and coal washing on the other two units. In order to meet reductions in emissions by the 2015 deadline, it is likely that additional environmental control equipment will need to be installed. If additional environmental equipment is required in the form of flue gas desulfurization equipment, EME Homer City would need to make commitments during 2011 or 2012. EME Homer City continues to study available environmental control technologies and estimated costs to reduce SO2 and mercury and to monitor developments related to mercury and other environmental regulations.

Ambient Air Quality Standards

       The US EPA designated non-attainment areas for its 8-hour ozone standard on April 30, 2004, and for its fine particulate matter standard on January 5, 2005. Indiana County, the location of the Homer City facilities, is in a non-attainment area for both standards.

       On September 22, 2006 the US EPA issued a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same as originally proposed but the 24-hour fine particulate standard is significantly more stringent. The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. EME Homer City anticipates that any such further emissions reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

       On July 11, 2007 the US EPA issued a proposed rule to make revisions to the primary and secondary national ambient air quality standards for ozone. With regard to the primary standard for ozone, the US EPA proposes to reduce the level of the 8-hour standard to a level within the range of 0.070 to 0.075 parts per million (ppm). The US EPA solicited comment on alternative levels down to 0.060 ppm and up to and including retaining the current 8-hour standard of 0.08 ppm (effectively 0.084 ppm using current data rounding conventions). The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. EME Homer City anticipates that any such further emission reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

       In June 2007, the PADEP requested a redesignation of Clearfield and Indiana counties to attainment with respect to the 8-hour ozone standard. The PADEP also submitted a maintenance plan indicating that the existing (and upcoming) regulations controlling emissions of volatile organic compounds and NOx will result in continued compliance with the 8-hour ozone standard. Accordingly, EME Homer City believes that the Homer City facilities will likely not need to install additional pollution control as a result of the 8-hour ozone standard.

       With respect to fine particulates, Pennsylvania has not proposed new regulations to achieve compliance with the National Ambient Air Quality Standard for fine particulates. The SIP with respect to this standard is due to the US EPA by April 5, 2008. Although the final form of the SIP is not yet known, at this time, EME Homer City does not anticipate that it will be required to install additional pollution controls at the Homer City facilities to meet the expected SIP requirements for fine particulates.

Regional Haze

       In July 1999, the US EPA published the "Regional Haze Rule" to reduce haze and protect visibility in designated federal areas. The goal of the 1999 rule is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions by 2064. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install best available retrofit technology (BART) or implement other control strategies to meet regional haze control requirements. The US EPA issued a final rulemaking on regional haze on June 15, 2005. States were required to revise their SIPs by December 2007 to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. It is possible that sources subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the CAIR. However, until the SIPs are revised, EME Homer City cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

       In Pennsylvania, the PADEP considers the CAIR to meet the BART requirements, and the Homer City facilities are only required to consider reductions in emissions of suspended particulate matter (PM10), which at this time are being evaluated by the state.

New Source Review Requirements

       Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address CAA NSR compliance issues at the nation's coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, if modifications are made to air emissions sources at a facility. The US EPA's strategy has included both the filing of suits against a number of power plant owners, and the issuance of administrative notices of violation to a number of power plant owners alleging NSR violations. EME Homer City has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at its facilities.

       Prior to EME Homer City's purchase of the Homer City facilities, the US EPA requested information under Section 114 of the CAA from the prior owners of the plant concerning physical changes at the plant. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the CAA NSR requirements. Other than this request for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to any of EME Homer City's facilities.

Water Quality Regulation

       Regulations under the federal Clean Water Act require permits for the discharge of pollutants into United States waters and permits for the discharge of storm water flows from certain facilities. The Clean Water Act also regulates the thermal component (heat) of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities.

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing large power plants. The purpose of the regulation was to reduce substantially the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Pursuant to the regulation, a demonstration study was required when applying for a new or renewed National Pollutant Discharge Elimination System (NPDES) wastewater discharge permit. If one could demonstrate that the costs of meeting the presumptive standards set forth in the regulation were significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis could be performed to establish alternative standards. Depending on the findings of the demonstration studies, cooling towers and/or other mechanical means of reducing impingement and entrainment of aquatic organisms could have been required.

       On January 27, 2007, the Second Circuit rejected the US EPA rule and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost benefit and restoration to achieve compliance with the rule. On July 9, 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. The US EPA is expected to begin another rulemaking process by the end of 2008. Although the rule to be generated in the new rulemaking process could have a material impact on EME Homer City's operations, its compliance criteria have not yet been finalized, and EME Homer City cannot reasonably determine the financial impact at this time.

       The discharge from the treatment plant receiving the wastewater stream from EME Homer City's Unit 3 flue gas desulfurization system has exceeded the stringent water-quality based limits for selenium in the station's NPDES permit. As a result, EME Homer City was notified in April 2002 by the PADEP that it was included in the Quarterly Noncompliance Report submitted to the US EPA. With the PADEP's approval, EME Homer City has undertaken a pilot program utilizing biological treatment. EME Homer City and the PADEP have entered into a consent order and agreement related to selenium discharge, which was entered by the Pennsylvania state court on July 17, 2007. Under the consent order and agreement, EME Homer City paid a civil penalty of $200,000 and agreed to install modifications to its wastewater system to achieve consistent compliance with discharge limits. EME Homer City has operated the wastewater treatment system for twelve months without a selenium exceedance. At this time, EME Homer City expects to remain in compliance and consequently does not expect to install additional treatment systems.

Hazardous Substances and Hazardous Waste Laws

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

Climate Change

Federal Legislative Initiatives

       To date, the United States has pursued a voluntary GHG emissions reduction program to meet its obligations as a signatory to the United Nations Framework Convention on Climate Change. As a result of increased attention to climate change in the U.S., however, numerous bills have been introduced in the current session of the U.S. Congress that would reduce GHG emissions in the U.S. Enactment of climate change legislation within the next several years may occur. However, there is still significant uncertainty about the cost of complying with any future GHG emission requirements. These costs will depend upon many factors, including the required levels of GHG emission reductions, the timing of those reductions, whether emission credits will be allocated with or without cost to existing generators, and whether flexible compliance mechanisms, such as a GHG offset program similar to those sanctioned under the CAA for conventional pollutants, will be part of the policy.

       In most of the federal proposals to date, emission allowances would be allocated and distributed without cost in the early years of the emission reduction program, followed by decreasing free allocations and increasing auctions of allowances. While debate continues at the national level over domestic climate policy and the appropriate scope and terms of any federal legislation, many states are developing state-specific measures or participating in regional legislative initiatives to reduce GHG emissions. At this point, EME Homer City is unable to determine whether any of these proposals will be enacted into law or to estimate their potential effect on EME Homer City.

Regional Legislative Initiatives

       On December 20, 2005, seven northeastern states entered into a Memorandum of Understanding to create a regional initiative to establish a cap-and-trade GHG program for electric generators, referred to as the Regional Greenhouse Gas Initiative (RGGI). In August 2006, the participating states issued a model rule to be used as a basis for individual state legislative and regulatory action to implement the program. Pennsylvania is not a signatory to the RGGI, although it participated as an observer of the process.

       Implementing regulations for regional initiatives may be more stringent and costly than federal legislative proposals currently being debated in Congress. It cannot yet be determined whether or to what extent any federal legislative system would preempt regional or state initiatives, although such preemption would greatly simplify compliance and eliminate regulatory duplication. If state and/or regional initiatives are allowed to stand together with federal legislation, generators could be required to purchase allowances to satisfy their state and federal compliance obligations.

Litigation Developments

       The speed with which federal regulations and legislation will be adopted will depend in part on decisions rendered in climate change litigation pending before several federal and state courts and the US EPA's response to those decisions. For example, on April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et al. v. Environmental Protection Agency, et. al., ruling that the US EPA has the authority to regulate GHG emissions of new motor vehicles under the CAA and that it has a duty to (i) determine whether GHG emissions of new motor vehicles contribute to climate change or (ii) offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that the US EPA's failure to make the necessary determination or offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the CAA related to emissions of motor vehicles, a parallel provision of the CAA applies to stationary sources such as electric generators, and there is litigation pending in the D.C. Circuit Court of Appeals, Coke Oven Task Force v. Environmental Protection Agency, in which the holding in Massachusetts v. Environmental Protection Agency, et al., may be applied to stationary sources such as power plants.

       In 2004, several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by the alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. EME Homer City was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with the United States Court of Appeals for the Second Circuit. In another case brought in April 2006, private citizens filed a complaint in the federal court in Mississippi against numerous defendants, including several electric utilities, arguing that emissions from the defendants' facilities contributed to climate change and seeking monetary damages related to the 2005 hurricane season. In August 2007, the court dismissed the case entirely. The plaintiffs have appealed this dismissal in the Fifth Circuit Court of Appeals.

       On October 18, 2007, the Kansas Department of Health and Environment rejected a permit to construct two proposed coal-fired electrical generators based on the impact to health and the environment arising from the proposed units' emissions of carbon dioxide. This was the first reported rejection of a proposed coal plant permit based on a clean air statute. This decision has been appealed. In addition, there are a number of pending cases in which environmental groups are arguing that air permits for the construction of major coal-fired generating facilities cannot be issued unless the permits include best available control technology to control carbon dioxide emissions. The US EPA has taken the position that such controls are not required until it finalizes regulations relating to carbon dioxide emissions.

       The ultimate outcome of the climate change debate could have a significant economic effect on EME Homer City. Any legal obligation that would require EME Homer City to reduce substantially its emissions of carbon dioxide or that would impose additional costs or charges for the emission of carbon dioxide could have a materially adverse effect on EME Homer City. EME Homer City will continue to monitor the federal, regional and state developments relating to regulation of GHG emissions to determine their impact on its operations. Requirements to reduce emissions of carbon dioxide and other GHG emissions could significantly increase the cost of generating electricity from fossil fuels, especially coal, as well as the cost of purchased power.

Note 9. Related Party Transactions

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

       The net fees earned by EMMT were $0.5 million, $0.7 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Beginning in the second quarter of 2003, EMMT began prepaying in full for the following month's expected power generation. As a result of the accelerated payments, EME Homer City had payables due to EMMT of $72.8 million and $91.8 million at December 31, 2007 and 2006, respectively.

       EME Homer City entered into several transactions through EMMT for the purchase or sale of SO2 and NOX allowances. All transactions were completed at market price on the date of the transaction. Net consideration paid by EME Homer City was $74.4 million, $27.4 million and $80.0 million during 2007, 2006 and 2005, respectively.

Fuel Services Agreements

       EME Homer City entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, EME Homer City paid a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The agreement terminated during 2006. The amount billable under this agreement for the service fee for the years ended December 31, 2006 and 2005 was $0.3 million and $0.4 million, respectively.

Affiliate Financing

       EME Homer City obtained financing from Edison Mission Finance in connection with its acquisition of the Homer City facilities. For further discussion, see Note 4—Long-Term Debt.

Services Agreements with EME and Edison International

       Certain administrative services such as payroll, employee benefit programs, insurance, and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs, payroll funding and other services totaling $33.9 million, $32.1 million and $31.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. EME Homer City had a net payable of $0.3 million and $0.1 million at December 31, 2007 and 2006, respectively, due to Edison International related to these programs.

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

Management and Administration Agreement with Midwest Generation EME, LLC

       EME Homer City and Midwest Generation EME entered into a management and administration agreement pursuant to which Midwest Generation EME charges EME Homer City for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2007, 2006 and 2005 were $2.3 million, $2.7 million and $2.9 million, respectively. EME Homer City had a payable of $0.1 million and $0.2 million at December 31, 2007 and 2006, respectively, due to Midwest Generation EME related to this agreement.

Note 10. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash paid
Interest	$171,666	$115,136	$161,433
Income taxes	3,873	2,010	4,795
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement	$—	$60,154	$—

Note 11. Quarterly Financial Data (unaudited)

2007	First	Second	Third(i)	Fourth	Total
	(in thousands)
Operating revenues	$197,573	$176,630	$198,837	$190,707	$763,747
Operating income	76,483	49,995	79,701	66,757	272,936
Provision for income taxes	16,899	6,421	20,719	10,402	54,441
Net income	24,739	10,404	28,615	24,373	88,131
2006	First	Second	Third(i)	Fourth	Total
	(in thousands)
Operating revenues	$122,652	$148,080	$198,745	$172,319	$641,796
Operating income	12,391	34,500	76,637	66,529	190,057
Provision (benefit) for income taxes	(9,062)	4,158	17,376	13,109	25,581
Net income (loss)	(12,559)	8,734	23,911	19,146	39,232

(i)
Reflects EME Homer City's seasonal pattern, in which earnings are generally higher in the third quarter of each year.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

       Omitted pursuant to General Instruction I.(2)(c).

Code of Business Conduct and Ethics for Principal Officers

       The Edison International Ethics and Compliance Code is applicable to all directors, officers and employees of Edison International and its majority-owned subsidiaries, including EME Homer City. The Code is available on the Internet website maintained by EME Homer City's ultimate parent, Edison International, at www.edisonethics.com and is available in print without charge upon request from Edison International's Corporate Secretary. Any amendments or waivers of Code provisions for EME Homer City's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on Edison International's Internet website at www.edisonethics.com.

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

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

       The following table sets forth the aggregate fees billed to EME Homer City for the fiscal years ended December 31, 2007 and December 31, 2006, by PricewaterhouseCoopers LLP:

	EME Homer City Generation L.P. ($000)
	2007	2006
Audit Fees	$456	$481
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

       The Edison International Audit Committee reviews with management and pre-approves all audit services to be performed by the independent accountants and all non-audit services that are not prohibited and that require pre-approval under the Securities Exchange Act. The Edison International

Audit Committee's pre-approval responsibilities may be delegated to one or more Edison International Audit Committee members, provided that such delegate(s) presents any pre-approval decisions to the Edison International Audit Committee at its next meeting. The Committee has delegated such pre-approval responsibilities to the Committee Chair. The independent auditors must assure that all audit and non-audit services provided to EME Homer City have been approved by the Edison International Audit Committee.

       During the fiscal year ended December 31, 2007, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

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

10.6
Amended and Restated Subordinated Revolving Loan Agreement, dated as of December 8, 2003, by and between EME Homer City Generation L.P., as Borrower and Edison Mission Finance Co., as Lender, incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 8-K filed December 12, 2003.
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

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ W. James Scilacci W. James Scilacci Director and Vice President
Date:	February 27, 2008

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy F. Gorney Guy F. Gorney	Director and President (Principal Executive Officer)	February 27, 2008
/s/ W. James Scilacci W. James Scilacci	Director and Vice President (Principal Financial Officer)	February 27, 2008
/s/ Mark C. Clarke Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	February 27, 2008
/s/ Steven D. Eisenberg Steven D. Eisenberg	Director and Vice President	February 27, 2008

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE None
GLOSSARY
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
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES
  RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
  MARKET RISK EXPOSURES
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9A(T). CONTROLS AND PROCEDURES
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
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  INDEPENDENT ACCOUNTANT FEES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
  SIGNATURES