Form 10-Q
period 2008-03-31
EME HOMER CITY GENERATION LP
filed 2008-05-08
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Number of shares outstanding of the registrant's ownership interests as of May 8, 2008: Not applicable.

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CONE	cost of new entry
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
Fitch	Fitch Ratings
GWh	gigawatt-hours
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOX	nitrogen oxide
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 161	Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities" (an amendment of FASB No. 133)
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Revenues from Marketing Affiliate	$185	$198
Operating Expenses
Fuel	72	72
Plant operations	29	34
Depreciation and amortization	16	15
Administrative and general	1	1

Total operating expenses	118	122

Operating income	67	76

Other Income (Expense)
Interest and other income	1	2
Interest expense	(32)	(36)

Total other expense	(31)	(34)

Income before income taxes	36	42
Provision for income taxes	14	17

Net Income	$22	$25

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE LOSS
(In millions, Unaudited)

	Three Months Ended March 31,
	2008	2007
Net Income	$22	$25
Other comprehensive loss, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $38 million and $59 million for the three months ended March 31, 2008 and 2007, respectively	(53)	(80)
Reclassification adjustments included in net income, net of income tax expense (benefit) of $3 million and $(10) million for the three months ended March 31, 2008 and 2007, respectively	(6)	13

Other comprehensive loss	(59)	(67)

Comprehensive Loss	$(37)	$(42)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands, Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$187	$142
Due from affiliates	—	1
Fuel inventory	36	30
Spare parts inventory	27	26
Deferred taxes	49	6
Intangible assets	39	45
Other current assets	3	4

Total current assets	341	254

Property, Plant and Equipment	2,162	2,155
Less accumulated depreciation and amortization	427	411

Net property, plant and equipment	1,735	1,744

Deferred taxes	98	96
Restricted cash	37	37
Long-term intangible assets	6	4

Total Assets	$2,217	$2,135

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$33	$17
Bank overdrafts	1	—
Accrued liabilities	12	16
Due to affiliates	169	169
Interest payable	56	31
Interest payable to affiliates	7	8
Derivative liabilities	108	15
Current portion of lease financing	53	53

Total current liabilities	439	309

Long-term debt to affiliate	373	394
Lease financing, net of current portion	1,207	1,207
Benefit plans and other	40	39
Long-term derivative liabilities	40	31

Total Liabilities	2,099	1,980

Commitments and Contingencies (Note 6)
Partners' Equity	118	155

Total Liabilities and Partners' Equity	$2,217	$2,135

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In millions, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2007	$154	$1	$155
Net income	22	—	22
Other comprehensive loss	(59)	—	(59)

Balance at March 31, 2008	$117	$1	$118

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net income	$22	$25
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16	15
Deferred taxes	(3)	(3)
Increase (decrease) in due to affiliates	1	(24)
Increase in inventory	(7)	(4)
Decrease in other current assets	1	5
Decrease (increase) in intangible assets	4	(4)
Increase in accounts payable and other current liabilities	13	15
Increase in interest payable	24	1
Increase in other liabilities	1	1
Decrease (increase) in derivative assets and liabilities	1	(1)

Net cash provided by operating activities	73	26

Cash Flows From Financing Activities
Refund of deposit under lease swap agreement	—	45
Repayments of long-term debt to affiliate	(21)	—

Net cash provided by (used in) financing activities	(21)	45

Cash Flows From Investing Activities
Capital expenditures	(7)	—

Net cash used in investing activities	(7)	—

Net increase in cash and cash equivalents	45	71
Cash and cash equivalents at beginning of period	142	114

Cash and cash equivalents at end of period	$187	$185

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

        EME Homer City's significant accounting policies are described in Note 1 to its financial statements included in its annual report on Form 10-K for the year ended December 31, 2007. EME Homer City follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2008 as discussed below in "—New Accounting Pronouncements." This quarterly report should be read in conjunction with such financial statements.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

New Accounting Pronouncements

Accounting Principles Adopted

FASB Staff Position FIN No. 39-1—

        In April 2007, the FASB issued FIN No. 39-1. This pronouncement permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. In addition, upon the adoption, companies were permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting agreements. EME Homer City adopted FIN No. 39-1 effective January 1, 2008. EME Homer City does not currently have margining agreements and accordingly, adoption of FIN No. 39-1 did not have an impact on its financial statements.

Statement of Financial Accounting Standards No. 159—

        In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115," which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. EME Homer City adopted this pronouncement effective January 1, 2008. The adoption had no impact because EME Homer City did not make an optional election to report additional financial assets and liabilities at fair value.

Statement of Financial Accounting Standards No. 157—

        In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. EME Homer City adopted SFAS No. 157 effective January 1, 2008. The adoption did not result in any retrospective adjustment to its financial statements. The accounting requirements for employers' pension and other postretirement benefit plans are effective at the end of 2008, which is the next measurement date for these benefit plans. The effective date will be January 1, 2009 for nonfinancial assets and liabilities which are measured or disclosed on a non-recurring basis. For further discussion see Note 2—Fair Value Measurements.

Accounting Principles Not Yet Adopted

Statement of Financial Accounting Standards No. 161—

        In March 2008, the FASB issued SFAS No. 161, which requires additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. EME Homer City will adopt SFAS No. 161 in the first quarter of 2009. SFAS No. 161 will impact disclosures only and will not have an impact on EME Homer City's results of operations, financial condition or cash flows.

Note 2. Fair Value Measurements

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price" in SFAS No. 157). SFAS No. 157 clarifies that a fair value measurement for a liability should reflect the entity's nonperformance risk.

        The standard establishes a hierarchy for fair value measurements. Financial assets and liabilities carried at fair value on a recurring basis are classified and disclosed in the three categories outlined below:

  •
  Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

  •
  Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

  •
  Level 3 – Unobservable inputs using data that is not corroborated by market data and primarily based on internal company analysis.

        EME Homer City's liabilities carried at fair value primarily consist of derivative positions. These positions may include forward sales and purchases of physical power, options and forward price swaps which settle only on a financial basis (including futures contracts).

        Level 1 includes derivatives that are exchange traded. The fair values are determined using quoted exchange transaction market prices.

        Level 2 includes non-exchange traded derivatives using over-the-counter markets. The fair value of these derivatives is determined using forward market prices adjusted for credit risk. The majority of Level 2 derivatives are entered into for hedging purposes.

        Level 3 includes derivatives that trade infrequently such as firm transmission rights and over-the-counter derivatives at illiquid locations. At March 31, 2007, EME Homer City had immaterial amounts of derivatives classified as Level 3.

        When appropriate, valuations are adjusted for various factors including liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

        The following table sets forth EME Homer City's financial liabilities that were accounted for at fair value as of March 31, 2008 by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total at March 31, 2008
	(in millions)
Liabilities at Fair Value
Derivative contracts	$(48)	$(100)	$—	$(148)

Note 3. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following:

	Unrealized Losses on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Loss
	(in millions)
Balance at December 31, 2007	$(14)	$—	$(14)
Current period change	(59)	—	(59)

Balance at March 31, 2008	$(73)	$—	$(73)

(1)
For further detail, see Note 4—Compensation and Benefit Plans.

        Unrealized losses on cash flow hedges, net of tax, at March 31, 2008, included unrealized losses on commodity hedges related to futures and forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, $56 million, after tax, of the net unrealized losses on cash flow hedges at March 31, 2008 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will decrease energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net losses of $6 million and $1 million during the first quarters of 2008 and 2007, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in EME Homer City's income statements.

Note 4. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of March 31, 2008, EME Homer City had made no contributions to its pension plans and estimates to make $3 million of contributions in the last nine months of 2008. Expected contribution funding in 2008 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        The following are components of pension expense:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Service cost	$0.4	$0.4
Interest cost	0.4	0.3
Expected return on plan assets	(0.4)	(0.3)

Total expense	$0.4	$0.4

Postretirement Benefits Other Than Pensions

        As of March 31, 2008, EME Homer City had made no contributions to its postretirement benefits other than pensions and estimates to make $0.4 million of contributions in the last nine months of 2008. Expected contribution funding in 2008 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        The following are components of postretirement benefits expense:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Service cost	$0.2	$0.2
Interest cost	0.3	0.3
Amortization of unrecognized net loss	0.1	0.1

Total expense	$0.6	$0.6

Note 5. Income Taxes

        EME Homer City had effective income tax provision rates during the three months ended March 31, 2008 and 2007 of 39% and 41%, respectively. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Note 6. Commitments and Contingencies

Capital Improvements

        At March 31, 2008, EME Homer City had firm commitments to spend approximately $25 million on capital expenditures during the remainder of 2008 related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components and environmental improvements such as mercury emission monitoring and control. These capital expenditures are planned to be financed by cash generated from operations.

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

Guarantees and Indemnities

Tax Indemnity Agreements

        In connection with the sale-leaseback transaction related to the Homer City facilities, EME Homer City and its indirect parent, EME, entered into tax indemnity agreements. Under these tax indemnity agreements, EME Homer City and EME agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of the potential obligations under these tax indemnity agreements, EME Homer City cannot determine a maximum potential liability, which would be triggered by a valid claim from the lessors. EME Homer City has not recorded a liability related to these indemnities.

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

Note 7. Supplemental Cash Flows Information

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash paid
Interest	$8	$36
Income taxes	6	2

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

  •
  environmental laws and regulations at both state and federal levels, that could require additional expenditures or otherwise affect EME Homer City's cost and manner of doing business;

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

        Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in the "Risk Factors" section included in Part I, Item 1A of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business. Forward-looking statements speak only as of the date they are made, and EME Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME Homer City with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2007, and as compared to the first quarter ended March 31, 2007. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007.

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

Overview of EME Homer City's Operating Performance

        EME Homer City's net income for the first quarter of 2008 was $22 million, compared to $25 million for the first quarter of 2007. The 2008 decrease in earnings was primarily attributable to a reduction in energy revenues due to lower generation and lower average realized energy prices, partially offset by an increase in capacity revenues and lower plant operations expenses.

Critical Accounting Policies

        For a discussion of EME Homer City's critical accounting policies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Summary

        The table below summarizes revenues and key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Three Months Ended March 31,
	2008	2007
Operating Revenues (in millions)	$185	$198
Statistics
Generation (in GWh)	3,192	3,293
Equivalent availability(1)	87.5%	86.5%
Capacity factor(2)	77.5%	80.8%
Load factor(3)	88.5%	93.3%
Forced outage rate(4)	9.5%	5.8%
Average realized energy price/MWh(5)	$55.94	$57.86
Capacity revenue only (in millions)	$8	$6
Average fuel costs/MWh	$22.57	$21.81

(1)
The equivalent availability factor is defined as the number of MWh the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
The capacity factor is defined as the actual number of MWh generated by the coal plants divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.

(3)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(4)
Homer City refers to unplanned maintenance as a forced outage.

(5)
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less (plus) unrealized SFAS No. 133 gains (losses) and other non-energy related revenue by (ii) total generation. Revenue related to capacity sales are excluded from the calculation of average realized energy price.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating revenues	$185	$198
Less (plus):
Unrealized losses (gains)	1	(1)
Other revenues	(8)	(6)

Realized revenues	$178	$191

Generation (in GWh)	3,192	3,293
Average realized energy price/MWh	$55.94	$57.86

Operating Revenues

        Operating revenues decreased $13 million in the first quarter of 2008, compared to the first quarter of 2007. The decrease was primarily attributable to lower average realized energy prices and lower generation (particularly off-peak). Higher forced outages in 2008 contributed to lower generation. Capacity revenues increased in the first quarter of 2008, as compared to the first quarter of 2007, as a result of participating in the PJM RPM auction.

        Included in operating revenues were unrealized gains (losses) from hedging activities of $(1) million and $1 million for the first quarters of 2008 and 2007, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). At March 31, 2008, unrealized losses of $22 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods. See "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Energy Contracts" for more information.

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

Operating Expenses

        Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses and decreased $4 million in the first quarter of 2008, compared to the first quarter of 2007. Plant operations expense decreased $5 million in the first quarter of 2008, compared to the first quarter of 2007. The decrease was primarily due to the timing of plant overhaul and other scheduled maintenance.

Other Income (Expense)

        Interest expense decreased $4 million in the first quarter of 2008, compared to the first quarter of 2007. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also included interest of $8 million and $10 million in the first quarters of 2008 and 2007, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision for Income Taxes

        EME Homer City had effective income tax provision rates during the first three months of 2008 and 2007 of 39% and 41%, respectively. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2007.

Cash Flow

        At March 31, 2008, EME Homer City had cash and cash equivalents of $187 million, compared to $142 million at December 31, 2007. Net working capital at March 31, 2008 was $(98) million, compared to $(55) million at December 31, 2007. The decrease in working capital was primarily attributable to a net increase in derivative liabilities, driven by higher average market prices for power as compared to contracted prices, at March 31, 2008.

        Net cash provided by operating activities increased $47 million in the first quarter of 2008, compared to the first quarter of 2007. The 2008 increase was primarily due to the timing of cash receipts and disbursements related to working capital items.

        Net cash used in financing activities was $21 million in the first quarter of 2008 related to repayments of debt under the subordinated revolving loan agreement with Edison Mission Finance. Net cash provided by financing activities was $45 million in the first quarter of 2007 related to a refund of a deposit related to the termination of the lease swap agreement.

        Net cash used in investing activities was $7 million and none in the first quarters of 2008 and 2007, respectively. The 2008 increase was primarily due to capital expenditures on plant operating assets.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

        At March 31, 2008, the estimated capital expenditures by EME Homer City through 2010 were as follows:

	April through December 2008	2009	2010
	(in millions)
Plant capital expenditures	$25	$34	$26
Environmental expenditures	12	9	8

Total	$37	$43	$34

        Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, railroad interconnection, replacement of major boiler components and ash site disposal development. Environmental expenditures relate to projects such as mercury emission monitoring and control and a selenium removal system. EME Homer City plans to fund these expenditures with cash on hand or cash generated from operations. For further discussion regarding possible additional capital expenditures, including environmental control equipment, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007.

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

        The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended March 31, 2008, the senior rent service coverage ratio was 3.79 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $30 million included in restricted cash at March 31, 2008 related to these reserve accounts.

Distributions to EME

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Payment of interest	$8	$35
Payment of principal	22	—

Total payments	$30	$35

Credit Ratings

        EME Homer City is not currently rated. EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. Credit ratings for EME and EMMT, at March 31, 2008, were as follows:

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

Contractual Obligations

Capital Improvements

        At March 31, 2008, EME Homer City had firm commitments to spend approximately $25 million on capital expenditures during the remainder of 2008 related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components and environmental improvements such as mercury emission monitoring and control. These capital expenditures are planned to be financed by cash generated from operations.

Environmental Matters and Regulations

        For a discussion of EME Homer City's environmental matters, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007 and the notes to the financial statements set forth therein. There have been no significant developments with respect to environmental matters specifically affecting EME Homer City since the filing of its annual report, except as follows:

Air Quality Regulation

        On March 12, 2008, the United States Environmental Protection Agency (US EPA) signed a final rule that implements revisions to the primary and secondary national ambient air quality standards for ozone, originally proposed on July 11, 2007. With regard to the primary standard for ozone, the US EPA has reduced the 8-hour standard to 0.075 parts per million (ppm) from the current standard of 0.84 ppm. The rule is expected to become effective during the second quarter of 2008. Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment. Available data indicates that the area in which the Homer City facilities are located is likely to be in attainment. EME Homer City intends to consider the new standards as part of its overall plan for environmental compliance.

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

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2007.

Commodity Price Risk

Introduction

        EME Homer City sells all of its energy and capacity into wholesale power markets through EMMT. EMMT enters into forward contracts for EME Homer City's electric output in order to provide more predictable earnings and cash flow. When appropriate, EMMT manages the spread between electric prices and fuel prices through the use of forward contracts, swaps, futures, or options contracts. There is no assurance that contracts to hedge changes in market prices will be effective.

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

        EMMT uses "earnings at risk" to identify, measure, monitor and control EME Homer City's overall market risk exposure with respect to hedge positions at the Homer City facilities. The use of this measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Earnings at risk measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss limits and counterparty credit exposure limits.

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the first three months of 2008 and 2007:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2008	2007	2008	2007
January	$54.32	$40.30	$66.80	$44.63
February	61.74	64.27	68.29	73.93
March	65.37	55.00	70.48	61.02

Quarterly Average	$60.48	$53.19	$68.52	$59.86

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2008:

24-Hour PJM West Hub Forward Energy Prices(1)
2008
April	$72.25
May	70.35
June	77.56
July	94.04
August	96.78
September	74.43
October	72.40
November	67.70
December	75.35

2009 Calendar "strip"(2)	$75.55

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes EME Homer City's hedge position at March 31, 2008:

	2008	2009	2010
MWh	5,434,350	2,867,200	1,022,400
Average price/MWh(1)	$60.84	$73.84	$77.80

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2008 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

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

        The following table summarizes the status of capacity sales for EME Homer City at March 31, 2008:

	April 1, 2008 to May 31, 2008		June 1, 2008 to May 31, 2009		June 1, 2009 to May 31, 2010	June 1, 2010 to May 31, 2011
Fixed Price Capacity Sales
MW	786		820		1,670	1,813
Price per MW-day	$40.80		$113.22	(3)	$191.32	$174.29
Variable Capacity Sales
MW	925		905		—	—
Price per MW-day	$70.37	(1)	$63.96	(2)	—	—

(1)
Actual contract price is a function of NYISO capacity auction clearing prices for April 2008, and forward over-the-counter NYISO capacity prices on March 31, 2008 for May 2008.

(2)
Expected price per MW-day is based on forward over-the-counter NYISO prices on March 31, 2008.

(3)
During the first quarter of 2008, PJM updated capacity prices for the period June 1, 2008 to May 31, 2009 to reflect the final incremental auction for this planning year. The adjusted price for capacity per MW-day is $113.22 compared to the original price of $111.92.

        Revenues from the sale of capacity from EME Homer City beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if EME Homer City has an opportunity to capture a higher value associated with those markets. Under PJM's RPM system, the market price for capacity is generally determined by aggregate market-based supply conditions and an administratively set aggregate demand curve. Among the factors influencing the supply of capacity in any particular market are plant forced outage rates, plant closings, plant delistings (due to plants being removed as capacity resources and/or to export capacity to other markets), capacity imports from other markets, and the CONE.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjusts the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the three months ended March 31, 2008, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 12%, compared to 11% during the three months ended March 31, 2007. The monthly average difference during the 12 months ended March 31, 2008 ranged from 7% to 24%.

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

Coal Price Risk

        The Homer City facilities purchase coal primarily obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements extending through 2011. The following table summarizes the amount of coal under contract at March 31, 2008 for the remainder of 2008 and the following three years.

	April through December 2008	2009	2010	2011
Amount of coal under contract in millions of tons(1)	4.3	4.4	0.4	0.1

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, increased substantially during the first quarter of 2008 from 2007 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to $110.00 per ton at March 28, 2008 from $55.25 per ton at December 21, 2007, as reported by the Energy Information Administration. The 2008 increase in the NAPP coal price was primarily attributable to: 1) increased Asian coal demand primarily driven by China and India, 2) port and rail infrastructure problems and monsoon flooding in Australia, 3) a record cold winter in China, and 4) an energy crisis in South Africa.

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

        The average price of purchased SO2 allowances decreased to $343 per ton during the first quarter of 2008 from $512 per ton during 2007. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $340 per ton as of March 31, 2008.

        For a discussion of environmental regulations related to emissions, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007.

Accounting for Energy Contracts

        EME Homer City uses a number of energy contracts to manage exposure from changes in the price of electricity, including forward sales and purchases of physical power and forward price swaps which settle only on a financial basis (including futures contracts). EME Homer City follows SFAS No. 133, and under this Standard these energy contracts are generally defined as derivative financial instruments. Importantly, SFAS No. 133 requires changes in the fair value of each derivative financial instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative financial instruments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview; Critical Accounting Policies—Critical Accounting Policies—Derivative Financial Instruments and Hedging Activities" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007.

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), EME Homer City records unrealized gains or losses. EME Homer City classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the statements of cash flows. The following table summarizes unrealized gains (losses) for the first quarters of 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Non-qualifying hedges	$1	$(1)
Ineffective portion of cash flow hedges	(2)	2

Total unrealized gains (losses)	$(1)	$1

        At March 31, 2008, unrealized losses of $22 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($11 million for the remainder of 2008, $9 million for 2009, and $2 million for 2010).

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The decrease in fair value of electricity contracts at March 31, 2008 as compared to December 31, 2007 is attributable to an increase in the average market prices for power as compared to contracted prices at March 31, 2008, which is the valuation date.

	March 31, 2008	December 31, 2007
	(in millions)
Commodity price:
Electricity contracts	$(148)	$(46)

        In assessing the fair value of EME Homer City's derivative financial instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME Homer City's commodity derivative assets and liabilities as of March 31, 2008:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$(148)	$(108)	$(40)	$—	$—

        Prices actively quoted in the preceding table includes derivatives whose fair value is based on quoted market prices and forward market prices adjusted for credit risk.

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

        EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 60% of EME Homer City's operating revenues for the three months ended March 31, 2008. Moody's rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. For the three months ended March 31, 2008, a second customer accounted for 27% of EME Homer City's operating revenues.

Interest Rate Risk

        EME Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its subordinated revolving loan with Edison Mission Finance. EME Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

Regulatory Matters

        For a discussion of EME Homer City's regulatory matters, refer to "Item 1. Business—Regulatory Matters" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to regulatory matters specifically affecting EME Homer City since the filing of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007, except as follows:

        On April 4, 2008, the FERC issued an order rejecting PJM's request to revise its RPM to reflect PJM's claimed rise in its CONE values. CONE is one of the two components used by PJM to determine its Variable Resource Requirement curve for the RPM auction. PJM also proposed to add a new section to its tariff permitting PJM to unilaterally request a CONE increase for use in its May 2008 RPM auction for the 2011/2012 delivery year. In rejecting the proposal, the FERC found that PJM had not met timing provisions in its existing tariff to provide sufficient time for stakeholder review of the analysis and advance planning and that it had also failed to establish that its proposal to revise that provision was necessary on a one-time emergency basis to ensure reliable service.

        The effect of FERC's actions on future RPM auctions cannot be determined at this time. The CONE as established for the May 2008 RPM auction for the 2011/2012 delivery year is lower than the PJM request.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007. Refer to "Market Risk Exposures" in Item 2 of this quarterly report on Form 10-Q for an update to that disclosure.

ITEM 4T. CONTROLS AND PROCEDURES

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

ITEM 1A. RISK FACTORS

        For a discussion of the risks, uncertainties, and other important factors which could materially affect EME Homer City's business, financial condition, or future results, refer to "Item 1A. Risk Factors" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007. The risks described in EME Homer City's annual report on Form 10-K are not the only risks facing EME Homer City. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect EME Homer City's business, financial condition or future results.

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

EME HOMER CITY GENERATION L.P.
By:	Mission Energy Westside Inc., as General Partner

By:	/s/ W. James Scilacci W. James Scilacci Director and Vice President
Date:	May 8, 2008

QuickLinks

TABLE OF CONTENTS
GLOSSARY
  PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE LOSS (In millions, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In millions, Unaudited)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4T. CONTROLS AND PROCEDURES
  PART II - OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES