Form 10-Q
period 2008-06-30
EME HOMER CITY GENERATION LP
filed 2008-08-08
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

        Number of shares outstanding of the registrant's ownership interests as of August 8, 2008: Not applicable.

i

 GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CAIR	Clean Air Interstate Rule
CONE	cost of new entry
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
Fitch	Fitch Ratings
FSP SFAS No. 142-3	Financial Accounting Standards Board Staff Position SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets"
GHG	greenhouse gas
GWh	gigawatt-hours
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOV	Notice of Violation
NOX	nitrogen oxide
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 161	Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities" (an amendment of FASB No. 133)
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

ii

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues from Marketing Affiliate	$127	$176	$312	$374
Operating Expenses
Fuel	52	68	124	140
Plant operations	57	41	86	75
Depreciation and amortization	16	16	32	31
Administrative and general	1	1	2	2

Total operating expenses	126	126	244	248

Operating income	1	50	68	126

Other Income (Expense)
Interest and other income	1	2	2	4
Interest expense	(32)	(36)	(64)	(72)

Total other expense	(31)	(34)	(62)	(68)

Income (loss) before income taxes	(30)	16	6	58
Provision (benefit) for income taxes	(12)	6	2	23

Net Income (Loss)	$(18)	$10	$4	$35

The accompanying notes are an integral part of these financial statements.

 EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income (Loss)	$(18)	$10	$4	$35
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(96) million and $4 million for the three months and $(134) million and $(55) million for the six months ended June 30, 2008 and 2007, respectively	(134)	5	(187)	(75)
Reclassification adjustments included in net income (loss), net of income tax benefit of $38 million and $6 million for the three months and $35 million and $15 million for the six months ended June 30, 2008 and 2007, respectively	54	8	48	21

Other comprehensive income (loss)	(80)	13	(139)	(54)

Comprehensive Income (Loss)	$(98)	$23	$(135)	$(19)

The accompanying notes are an integral part of these financial statements.

 EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In millions, Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$83	$142
Due from affiliates	1	1
Fuel inventory	57	30
Spare parts inventory	26	26
Derivative assets	2	—
Deferred taxes	80	6
Intangible assets	37	45
Other current assets	5	4

Total current assets	291	254

Property, Plant and Equipment	2,182	2,155
Less accumulated depreciation and amortization	444	411

Net property, plant and equipment	1,738	1,744

Deferred taxes	129	96
Restricted cash	37	37
Long-term intangible assets	6	4

Total Assets	$2,201	$2,135

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$43	$17
Accrued liabilities	16	16
Due to affiliates	170	169
Interest payable	23	31
Interest payable to affiliates	15	8
Derivative liabilities	199	15
Current portion of lease financing	57	53

Total current liabilities	523	309

Long-term debt to affiliate	373	394
Lease financing, net of current portion	1,150	1,207
Benefit plans and other	41	39
Long-term derivative liabilities	94	31

Total Liabilities	2,181	1,980

Commitments and Contingencies (Note 6)
Partners' Equity	20	155

Total Liabilities and Partners' Equity	$2,201	$2,135

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In millions, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2007	$154	$1	$155
Net income	4	—	4
Other comprehensive loss	(139)	—	(139)

Balance at June 30, 2008	$19	$1	$20

The accompanying notes are an integral part of these financial statements.

 EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net Income	$4	$35
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32	31
Deferred taxes	(8)	(9)
Decrease in due to/from affiliates	1	17
Increase in inventory	(27)	(5)
Decrease (increase) in other current assets	(1)	6
Decrease (increase) in intangible assets	6	(21)
Increase in accounts payable and other current liabilities	26	8
Decrease in interest payable	(1)	(38)
Increase in other liabilities	2	2
Decrease in derivative assets and liabilities	7	2

Net cash provided by operating activities	41	28

Cash Flows From Financing Activities
Refund of deposit under lease swap agreement	—	45
Repayments of long-term debt to affiliate	(21)	(12)
Repayments of lease financing	(53)	(50)

Net cash used in financing activities	(74)	(17)

Cash Flows From Investing Activities
Capital expenditures	(26)	(6)
Restricted cash	—	10

Net cash provided by (used in) investing activities	(26)	4

Net increase (decrease) in cash and cash equivalents	(59)	15
Cash and cash equivalents at beginning of period	142	114

Cash and cash equivalents at end of period	$83	$129

The accompanying notes are an integral part of these financial statements.

 EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
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

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

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

FSP SFAS No. 142-3—

        In April 2008, the FASB issued FSP SFAS No. 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. EME Homer City will adopt FSP SFAS No. 142-3 on January 1, 2009. EME Homer City is currently evaluating the impact, if any, that the adoption of this position could have on its financial statements.

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

        EME Homer City's liabilities carried at fair value primarily consist of derivative positions. These positions may include forward sales and purchases of physical power, options and forward price swaps which settle only on a financial basis (including futures contracts). In assessing the fair value of EME Homer City's derivative financial instruments, EME Homer City uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors.

        Level 1 includes derivatives that are exchange traded in active markets. The fair values are determined using quoted exchange transaction market prices.

        Level 2 includes traded derivatives using over-the-counter markets and exchange traded derivatives not classified as Level 1. The fair value of these derivatives is determined using forward market prices adjusted for credit risk. The majority of Level 2 derivatives are entered into for hedging purposes.

        Level 3 includes derivatives that trade infrequently such as firm transmission rights and over-the-counter derivatives at illiquid locations. For illiquid firm transmission rights, EME Homer City reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when EME Homer City concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on hypothetical sale of illiquid positions.

        In circumstances where EME Homer City cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EME Homer City continues to assess valuation methodologies used to determine fair value.

        When appropriate, valuations are adjusted for various factors including liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

        The following table sets forth EME Homer City's financial liabilities that were accounted for at fair value as of June 30, 2008 by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total at June 30, 2008
	(in millions)
Liabilities at Fair Value
Derivative contracts	—	$(288)	$(3)	$(291)

        The following table sets forth a summary of changes in the fair value of EME Homer City's Level 3 derivative contracts, net for the three months ended June 30, 2008.

(in millions)
Fair value of derivative contracts, net at April 1, 2008	$—
Total realized/unrealized gains (losses):
Included in earnings(1)	—
Included in accumulated other comprehensive loss	(4)
Purchases and settlements, net	—
Transfers in or out of Level 3	1

Fair value of derivative contracts, net at June 30, 2008	$(3)

        The following table sets forth a summary of changes in the fair value of EME Homer City's Level 3 derivative contracts, net for the six months ended June 30, 2008.

(in millions)
Fair value of derivative contracts, net at January 1, 2008	$(2)
Total realized/unrealized gains (losses):
Included in earnings(1)	2
Included in accumulated other comprehensive loss	(3)
Purchases and settlements, net	(2)
Transfers in or out of Level 3	2

Fair value of derivative contracts, net at June 30, 2008	$(3)

(1)
Reported in "Operating Revenues" on EME Homer City's statements of income (loss).

        The changes in unrealized gains (losses) related to derivative contracts, net held at June 30, 2008 during the quarter and six-month period ended June 30, 2008 were immaterial.

Note 3. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following:

	Unrealized Losses on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Loss
	(in millions)
Balance at December 31, 2007	$(14)	$—	$(14)
Current period change	(139)	—	(139)

Balance at June 30, 2008	$(153)	$—	$(153)

(1)
For further detail, see Note 4—Compensation and Benefit Plans.

        Unrealized losses on cash flow hedges, net of tax, at June 30, 2008, included unrealized losses on commodity hedges related to futures and forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, $106 million, after tax, of the net unrealized losses on cash flow hedges at June 30, 2008 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will decrease energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net losses of $10 million and $9 million during the second quarters of 2008 and 2007, respectively, and $16 million and $10 million during the six months ended June 30, 2008 and 2007, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in EME Homer City's income statements.

Note 4. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of June 30, 2008, EME Homer City had made approximately $0.3 million in contributions to its pension plans and estimates to make $1.7 million of contributions in the last six months of 2008. Expected contribution funding in 2008 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        The following are components of pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$0.3	$0.4	$0.7	$0.8
Interest cost	0.4	0.4	0.8	0.7
Expected return on plan assets	(0.4)	(0.4)	(0.8)	(0.7)

Total expense	$0.3	$0.4	$0.7	$0.8

Postretirement Benefits Other Than Pensions

        As of June 30, 2008, EME Homer City had made approximately $0.2 million in contributions to its postretirement benefits other than pensions and estimates to make $0.2 million of contributions in the last six months of 2008. Expected contribution funding in 2008 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        The following are components of postretirement benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.5	0.3	0.8	0.6
Amortization of prior service costs	(0.1)	—	(0.1)	—
Amortization of net loss	—	—	0.1	0.1

Total expense	$0.6	$0.5	$1.2	$1.1

Note 5. Income Taxes

        EME Homer City had an effective income tax provision rate of 40% for both the six months ended June 30, 2008 and 2007. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Note 6. Commitments and Contingencies

Commitments

Capital Improvements

        At June 30, 2008, EME Homer City had firm commitments to spend approximately $22 million on capital expenditures during the remainder of 2008 related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components and environmental improvements such as mercury emission monitoring and control. These capital expenditures are planned to be financed by cash generated from operations.

Other Contractual Obligations

        EME Homer City had entered into contractual agreements during the first six months of 2008 to purchase materials for environmental controls equipment. These commitments are currently estimated to be $18 million, summarized as follows: 2010—$5 million, 2011—$5 million, 2012—$4 million, and thereafter—$4 million.

Interconnection Agreement

        EME Homer City's general partner, Mission Energy Westside, a wholly owned subsidiary of EME, is a party to an interconnection agreement with NYSEG and Penelec to provide interconnection services necessary to interconnect the Homer City facilities with NYSEG's and Penelec's transmission systems. Unless terminated earlier in accordance with specified terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend the interconnection services (but not the expiration of the agreement) to modifications, additions or upgrades to, or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG's or Penelec's interconnection facilities or transmission systems in connection with any modification, addition or upgrade to, or repowering of the Homer City units.

Guarantees and Indemnities

Tax Indemnity Agreements

        In connection with the sale-leaseback transaction related to the Homer City facilities, EME Homer City and its indirect parent, EME, entered into tax indemnity agreements. Under these tax indemnity agreements, EME Homer City and EME agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of the potential obligations under these tax indemnity agreements, EME Homer City cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. EME Homer City has not recorded a liability related to these indemnities.

Indemnity Provided as Part of the Acquisition of the Homer City Facilities

        In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. EME Homer City has not recorded a liability related to this indemnity.

Contingencies

RPM Buyers' Complaint

        On May 30, 2008, a group of entities referring to themselves as the "RPM Buyers" filed a complaint at the FERC asking that PJM's RPM, as implemented through the transitional base residual auctions establishing capacity payments for the period from June 1, 2008 through May 31, 2011, be found to have produced unjust and unreasonable capacity prices. The RPM Buyers alleged that the absence of price discipline provided by new capacity resources, together with the ability of existing resources to withhold some capacity within the RPM rules, produced capacity prices in the transition period that are not comparable to those that would have been produced in a competitive market or determined under cost-based regulation, and have requested that the FERC order refunds based on that difference.

        On July 10, 2008, EME responded to the RPM Buyers' complaint asking that the same be dismissed based upon various legal precedents. In particular EME argued that the complaint represents little more than a collateral attack on the FERC's orders approving the RPM settlement and rules and that all of the major factors the RPM Buyers alleged produced unjust and unreasonable prices in the base residual auctions were previously litigated and adjudicated in the contested proceedings involving the RPM settlement. A number of other parties, including PJM, also responded to the RPM Buyers' complaint asking that the same be dismissed. This matter is currently pending before the FERC. EME Homer City cannot predict the outcome of this matter.

New Source Review Notice of Violation

        On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the Clean Air Act. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. EME Homer City intends to meet with the US EPA to discuss the alleged violations. EME Homer City is investigating the claims made by the US EPA in the NOV and potential responses and cannot predict at this time what effect this matter may have on its facilities, its results of operations, financial position or cash flows. EME Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which EME Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting the defense of the claims.

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

Insurance

        EME Homer City maintains insurance policies that it believes are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1.325 billion. Under the terms of the participation agreements entered into as part of EME Homer City's sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance coverage through June 1, 2009.

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

        In July 2008, the District of Columbia Circuit Court of Appeals vacated the US EPA's CAIR and remanded it to the US EPA. EME Homer City cannot predict whether the US EPA or any other party will seek a rehearing or appeal of the decision. The decision raises significant questions as to whether the US EPA will be able to design cap-and-trade programs for NOX and SO2 that are authorized and consistent with the Clean Air Act provisions that address upwind contributions to downwind states' noncompliance with national ambient air quality standards for ozone and fine particulate matter. Because the CAIR was vacated, the court's decision means that the existing "SIP Call" ozone season NOX cap-and-trade program, which was due to be replaced by the CAIR, will continue (assuming the decision is upheld).

        EME Homer City is in the process of evaluating the impact of the D.C. Circuit's decision. Because Pennsylvania promulgated its regulations in response to the CAIR, there is substantial uncertainty as to the impact of the decision on Pennsylvania's regulatory program, which is modeled on the federal CAIR and is dependent on the interstate emissions trading program established by the CAIR. In addition, the US EPA has allowed states to rely on compliance with the CAIR to satisfy obligations under other Clean Air Act programs, including regional haze regulations and reasonably available control technology requirements. Depending on what happens with respect to CAIR, the Homer City facilities may be subject to additional requirements pursuant to these programs. For further discussion, see "Note 8. Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" in EME Homer City's financial statements included in its annual report on Form 10-K for the year ended December 31, 2007.

Note 7. Supplemental Cash Flows Information

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash paid
Interest	$64	$109
Income taxes	6	1

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

  •
  environmental laws and regulations, at both state and federal levels, that could require additional expenditures or otherwise affect EME Homer City's cost and manner of doing business;

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2007, and as compared to the second quarter of 2007 and six months ended June 30, 2007. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007.

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

Industry Developments

Commodity Prices

        The 24-hour average market prices for energy at the PJM West Hub increased 23% during the six months ended June 30, 2008, compared to the corresponding period in 2007. In addition, the forward energy market price for 2009 at the PJM West Hub increased 41% at June 30, 2008 from December 31, 2007. At June 30, 2008, EME Homer City had entered into hedge contracts that are recorded at fair value in its financial statements. Since forward energy prices have increased at June 30, 2008, the hedge contracts are reflected as a liability, with the effective portion of the contracts recorded as a reduction of partners' equity ($153 million after tax). Subsequent to June 30, 2008, forward energy market prices decreased (forward market prices for 2009 at July 29, 2008 decreased 22% at the PJM West Hub from June 30, 2008) reflecting the volatile nature of commodity prices. See "Market Risk Exposures—Commodity Price Risk" for further discussion. During the three-month period ended June 30, 2008 of historically high forward energy market prices, EME Homer City increased its hedge position by approximately 2.8 million megawatt hours.

Regulatory Developments

        In July 2008, the District of Columbia Circuit Court of Appeals vacated the US EPA's CAIR and remanded it to the US EPA. In addition, because Pennsylvania promulgated its regulations in response to the CAIR, there is substantial uncertainty as to the impact of the Court's decision on these regulations. Notwithstanding these developments, the Homer City facilities continue to be governed by state rules as well as the existing "SIP Call" ozone season NOX cap-and-trade program (which was due to be replaced by the CAIR). For further discussion, see "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule."

Overview of EME Homer City's Operating Performance

        EME Homer City's net income (loss) for the quarter and six months ended June 30, 2008 was $(18) million and $4 million, respectively, compared to $10 million and $35 million for the quarter and six months ended June 30, 2007, respectively. The decreases in earnings were primarily attributable to lower energy revenues primarily from lower generation and lower average realized energy prices, and higher plant maintenance expenses, partially offset by an increase in capacity revenues. Higher forced outages, lower off-peak dispatch and extended planned overhauls in 2008 contributed to lower generation and higher maintenance expenses. The average realized energy prices for the second quarter and six months ended June 30, 2008 were below the 24-hour PJM West Hub average market prices primarily due to effective hedge prices being below current market prices and the impact of higher basis (increase in energy prices at PJM West Hub greater than increase in prices at the Homer City busbar). For further discussion, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues (in millions)	$127	$176	$312	$374
Statistics
Generation (in GWh)	2,250	3,160	5,442	6,453
Equivalent availability(1)	61.6%	83.5%	74.6%	85.0%
Capacity factor(2)	54.6%	76.7%	66.0%	78.7%
Load factor(3)	88.7%	91.8%	88.6%	92.6%
Forced outage rate(4)	12.1%	1.8%	10.6%	3.9%
Average realized energy price/MWh(5)	$53.81	$54.32	$55.06	$56.13
Capacity revenue only (in millions)	$11	$7	$19	$13
Average fuel costs/MWh	$23.23	$21.62	$22.84	$21.72

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

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions)
Operating revenues	$127	$176	$312	$374
Less (plus):
Unrealized losses	6	3	7	2
Other revenues	(11)	(8)	(19)	(14)

Realized revenues	$122	$171	$300	$362

Generation (in GWh)	2,250	3,160	5,442	6,453
Average realized energy price/MWh	$53.81	$54.32	$55.06	$56.13

Operating Revenues

        Operating revenues decreased $49 million and $62 million in the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The decreases were primarily attributable to lower generation, and to a lesser extent by lower average realized energy prices. Higher forced outages, lower off-peak dispatch and extended planned overhauls in 2008 contributed to lower generation. Capacity revenues increased in the second quarter and six months ended June 30, 2008, as compared to the corresponding periods of 2007, as a result of participating in the PJM RPM auction.

        Included in operating revenues were unrealized losses from hedging activities of $6 million and $3 million for the second quarters of 2008 and 2007, respectively, and $7 million and $2 million for the six months ended June 30, 2008 and 2007, respectively. Unrealized losses were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). At June 30, 2008, unrealized losses of $28 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods. See "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Energy Contracts" for more information.

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

Operating Expenses

        Operating expenses were comparable for the second quarters of 2008 and 2007 and decreased $4 million for the six months ended June 30, 2008, compared to the corresponding period of 2007. Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in components of operating expenses is discussed below.

        Fuel expenses decreased $16 million for the second quarter and six months ended June 30, 2008, compared to the corresponding periods of 2007. The decreases were primarily attributable to lower coal consumption as a result of lower generation. EME Homer City also had lower SO2 emission allowance costs. The cost of SO2 allowances decreased to $2 million and $7 million during the second quarter and six months ended June 30, 2008, respectively, from $6 million and $12 million during the second quarter of 2007 and six months ended June 30, 2007, respectively, due to lower emission and a decrease in the market price of SO2 emission allowances.

        Plant operations expenses increased $16 million and $11 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The increases were primarily attributable to higher maintenance expenses in 2008. EME Homer City had higher forced outages and scheduled maintenance in 2008 due to tube leak repairs, an extended planned overhaul and a fan motor failure. It is anticipated that the maintenance work completed thus far in 2008 will minimize outages during the upcoming peak summer period.

Other Income (Expense)

        Interest expense decreased $4 million and $8 million in the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also included interest of $7 million and $10 million in the second quarters of 2008 and 2007, respectively, and $15 million and $20 million in the six months ended June 30, 2008 and 2007, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance. EME Homer City had lower long-term debt balances during 2008 as compared to 2007 on the subordinated revolving loan agreement.

Provision for Income Taxes

        EME Homer City had an effective income tax provision rate of 40% for both the first six months of 2008 and 2007. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Cash Flow

        At June 30, 2008, EME Homer City had cash and cash equivalents of $83 million, compared to $142 million at December 31, 2007. Net working capital at June 30, 2008 was $(232) million, compared to $(55) million at December 31, 2007. The decrease in working capital was primarily attributable to a net increase in derivative liabilities, driven by higher average market prices for power as compared to contracted prices, at June 30, 2008.

        Net cash provided by operating activities increased $13 million in the first six months of 2008, compared to the corresponding period of 2007. The 2008 increase was primarily due to the timing of cash receipts and disbursements related to working capital items.

        Net cash used in financing activities increased $57 million in the first six months of 2008, compared to the corresponding period of 2007. The 2008 increase related to $9 million of higher debt repayments under the subordinated revolving loan agreement with Edison Mission Finance. In addition, EME Homer City received a $45 million refund of a deposit related to the termination of the lease swap agreement in 2007.

        Net cash used in investing activities was $26 million in the first six months of 2008, compared to cash provided by investing activities of $4 million in the first six months of 2007. The 2008 change was primarily due to a $20 million increase in capital expenditures on plant operating assets.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

        At June 30, 2008, the estimated capital expenditures by EME Homer City through 2010 were as follows:

	July through December 2008	2009	2010
	(in millions)
Plant capital expenditures	$18	$63	$26
Environmental expenditures	7	9	9

Total	$25	$72	$35

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

        The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended June 30, 2008, the senior rent service coverage ratio was 3.01 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $30 million included in restricted cash at June 30, 2008 related to these reserve accounts.

Payments Made Under Subordinated Revolving Loan

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan with Edison Mission Finance Co., a subsidiary of EME, that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction:

	Six Months Ended June 30,
	2008	2007
	(in millions)
Payment of interest	$9	$51
Payment of principal	21	12

Total payments	$30	$63

Credit Ratings

        EME Homer City is not currently rated. EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. Credit ratings for EME and EMMT, at June 30, 2008, were as follows:

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

        EME Homer City's sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with EMMT to sell forward the output of its facilities if EMMT does not have an investment grade credit rating from S&P or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City, which is not rated, currently sells all the output from its facilities through EMMT, which has a below investment grade credit rating. Therefore, in order for EME Homer City to continue to sell forward the output of its facilities, either: (1) EME Homer City must obtain consent from the sale-leaseback owner participant to permit it to sell directly into the market or through EMMT; or (2) EMMT must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participants that will allow it to enter into such sales, under specified conditions, through December 31, 2008. EME Homer City continues to be in compliance with the terms of the consent. EME Homer City is permitted to sell the output of its facilities into the spot market at any time. See "Market Risk Exposures—Commodity Price Risk."

Contractual Obligations and Contingencies

Contractual Obligations

Capital Improvements

        At June 30, 2008, EME Homer City had firm commitments to spend approximately $22 million on capital expenditures during the remainder of 2008 related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components and environmental improvements such as mercury emission monitoring and control. These capital expenditures are planned to be financed by cash generated from operations.

Other Contractual Obligations

        EME Homer City had entered into contractual agreements during the first six months of 2008 to purchase materials for environmental controls equipment. These commitments are currently estimated to be $18 million, summarized as follows: 2010—$5 million, 2011—$5 million, 2012—$4 million, and thereafter—$4 million.

Contingencies

RPM Buyers' Complaint

        On May 30, 2008, a group of entities referring to themselves as the "RPM Buyers" filed a complaint at the FERC asking that PJM's RPM, as implemented through the transitional base residual auctions establishing capacity payments for the period from June 1, 2008 through May 31, 2011, be found to have produced unjust and unreasonable capacity prices. The RPM Buyers alleged that the absence of price discipline provided by new capacity resources, together with the ability of existing resources to withhold some capacity within the RPM rules, produced capacity prices in the transition period that are not comparable to those that would have been produced in a competitive market or determined under cost-based regulation, and have requested that the FERC order refunds based on that difference.

        On July 10, 2008, EME responded to the RPM Buyers' complaint asking that the same be dismissed based upon various legal precedents. In particular EME argued that the complaint represents little more than a collateral attack on the FERC's orders approving the RPM settlement and rules and that all of the major factors the RPM Buyers alleged produced unjust and unreasonable prices in the base residual auctions were previously litigated and adjudicated in the contested proceedings involving the RPM settlement. A number of other parties, including PJM, also responded to the RPM Buyers' complaint asking that the same be dismissed. This matter is currently pending before the FERC. EME Homer City cannot predict the outcome of this matter.

New Source Review Notice of Violation

        On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the Clean Air Act. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. EME Homer City intends to meet with the US EPA to discuss the alleged violations. EME Homer City is investigating the claims made by the US EPA in the NOV and potential responses and cannot predict at this time what effect this matter may have on its facilities, its results of operations, financial position or cash flows. EME Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which EME Homer

City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting the defense of the claims.

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

Air Quality Regulation

Ambient Air Quality Standards

        On March 12, 2008, the US EPA signed a final rule that implements revisions to the primary and secondary national ambient air quality standards for ozone, originally proposed on July 11, 2007. With regard to the primary standard for ozone, the US EPA has reduced the 8-hour standard to 0.075 parts per million (ppm) from the current standard of 0.84 ppm. The rule became effective on May 27, 2008. Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment. Available data indicates that the area in which the Homer City facilities are located is likely to be in attainment. EME Homer City intends to consider the new standards as part of its overall plan for environmental compliance.

Clean Air Interstate Rule

        In July 2008, the District of Columbia Circuit Court of Appeals vacated the US EPA's CAIR and remanded it to the US EPA. EME Homer City cannot predict whether the US EPA or any other party will seek a rehearing or appeal of the decision. The decision raises significant questions as to whether the US EPA will be able to design cap-and-trade programs for NOX and SO2 that are authorized and consistent with the Clean Air Act provisions that address upwind contributions to downwind states' noncompliance with national ambient air quality standards for ozone and fine particulate matter. Because the CAIR was vacated, the court's decision means that the existing "SIP Call" ozone season NOX cap-and-trade program, which was due to be replaced by the CAIR, will continue (assuming the decision is upheld).

        EME Homer City is in the process of evaluating the impact of the D.C. Circuit's decision. Because Pennsylvania promulgated its regulations in response to the CAIR, there is substantial uncertainty as to the impact of the decision on Pennsylvania's regulatory program, which is modeled on the federal CAIR and is dependent on the interstate emissions trading program established by the CAIR. In addition, the US EPA has allowed states to rely on compliance with the CAIR to satisfy obligations under other Clean Air Act programs, including regional haze regulations and reasonably available control technology requirements. Depending on what happens with respect to CAIR, the Homer City facilities may be subject to additional requirements pursuant to these programs.

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

        EME Homer City's operations expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME Homer City's risk management policies, through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

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

Hedging Strategy

        To reduce its exposure to market risk, EME Homer City hedges a portion of its electricity sales through EMMT. To the extent that EME Homer City does not hedge its electricity sales, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through:

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the first six months of 2008 and 2007:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2008	2007	2008	2007
January	$54.32	$40.30	$66.80	$44.63
February	61.74	64.27	68.29	73.93
March	65.37	55.00	70.48	61.02
April	61.99	52.42	69.12	58.74
May	49.37	48.12	59.84	53.89
June	78.72	45.88	98.50	60.19

Six-Month Average	$61.92	$51.00	$72.17	$58.73

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2008:

24-Hour PJM West Hub Forward Energy Prices(1)
2008
July	$113.97
August	115.98
September	93.37
October	90.30
November	82.49
December	95.45

2009 Calendar "strip"(2)	$94.90

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes EME Homer City's hedge position at June 30, 2008:

	2008	2009	2010
GWh	3,636	4,096	2,654
Average price/MWh(1)	$60.84	$82.84	$90.52

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2008 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

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

        The following table summarizes the status of capacity sales for EME Homer City at June 30, 2008:

	July 1, 2008 to May 31, 2009		June 1, 2009 to May 31, 2010	June 1, 2010 to May 31, 2011	June 1, 2011 to May 31, 2012
Fixed Price Capacity Sales
MW	820		1,670	1,813	1,771
Price per MW-day	$111.92		$191.32	$174.29	$110.00
Variable Capacity Sales
MW	905		—	—	—
Price per MW-day	$65.76	(1)	—	—	—

(1)
Actual contract price is a function of NYISO capacity auction clearing prices in June 2008 through July 2008 and forward over-the-counter NYISO capacity prices on June 30, 2008 for August 2008 through May 2009.

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

        Prior to the RPM auctions for the relevant delivery periods, EME Homer City sold a portion of its capacity to an unrelated third party for the delivery period of June 1, 2008 through May 31, 2009. EME Homer City is not receiving the RPM auction clearing price for this previously sold capacity. The price EME Homer City is receiving for these capacity sales is a function of NYISO capacity clearing prices resulting from separate NYISO capacity auctions.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjusts the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the six months ended June 30, 2008, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 14%, compared to 13% during the six months ended June 30, 2007. The monthly average difference during the 12 months ended June 30, 2008 ranged from 7% to 22%.

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

The following table summarizes the amount of coal under contract at June 30, 2008 for the remainder of 2008 and the following three years.

	July through December 2008	2009	2010	2011
Amount of coal under contract in millions of tons(1)(2)	3.2	4.5	0.4	0.1

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

(2)
At June 30, 2008, there are options to purchase additional coal of 1.7 million tons in 2010 and 1.2 million tons in 2011.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, increased substantially during 2008 from 2007 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to $149 per ton at July 25, 2008 from $55.25 per ton at December 21, 2007, as reported by the Energy Information Administration. The 2008 increase in the NAPP coal price was primarily attributable to: 1) increased international and Atlantic basin coal demand, 2) port and rail infrastructure problems and monsoon flooding in Australia, 3) a record cold winter in China, and 4) an energy crisis in South Africa.

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

        The average price of purchased SO2 allowances decreased to $309 per ton during the first six months of 2008 from $512 per ton during 2007. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $330 per ton as of June 30, 2008. Following the District of Columbia Circuit Court of Appeals' decision in July 2008, discussed above under "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule," the price of SO2 allowances has further declined.

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

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), EME Homer City records unrealized gains or losses. EME Homer City classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the statements of cash flows. The following table summarizes unrealized gains (losses) for the second quarters of 2008 and 2007 and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Non-qualifying hedges	$1	$2	$2	$1
Ineffective portion of cash flow hedges	(7)	(5)	(9)	(3)

Total unrealized losses	$(6)	$(3)	$(7)	$(2)

        At June 30, 2008, unrealized losses of $28 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($10 million for the remainder of 2008, $11 million for 2009, and $7 million for 2010).

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The decrease in fair value of electricity contracts at June 30, 2008 as compared to December 31, 2007 is attributable to an increase in the average market prices for power as compared to contracted prices at June 30, 2008, which is the valuation date.

	June 30, 2008	December 31, 2007
	(in millions)
Commodity price:
Electricity contracts	$(291)	$(46)

        In assessing the fair value of EME Homer City's derivative financial instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, primarily based on actively traded prices, of EME Homer City's commodity derivative assets and liabilities as of June 30, 2008:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$(288)	$(197)	$(91)	$—	$—
Prices based on models and other valuation methods	(3)	—	(3)	—	—

Total	$(291)	$(197)	$(94)	$—	$—

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

        EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 65% of EME Homer City's operating revenues for the six months ended June 30, 2008. Moody's rates PJM's debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. For the six months ended June 30, 2008, a second customer accounted for 27% of EME Homer City's operating revenues.

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

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There have been no material legal proceedings against EME Homer City in 2008, except as follows:

New Source Review Notice of Violation

        On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the Clean Air Act. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. EME Homer City intends to meet with the US EPA to discuss the alleged violations. EME Homer City is investigating the claims made by the US EPA in the NOV and potential responses and cannot predict at this time what effect this matter may have on its facilities, its results of operations, financial position or cash flows. EME Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which EME Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting the defense of the claims.

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

EME HOMER CITY GENERATION L.P.
By:	Mission Energy Westside Inc., as General Partner

By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Director and Vice President
Date:	August 8, 2008

QuickLinks

TABLE OF CONTENTS
GLOSSARY
  PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In millions, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In millions, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In millions, Unaudited)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4T. CONTROLS AND PROCEDURES
  PART II - OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES