Form 10-Q
period 2008-09-30
EME HOMER CITY GENERATION LP
filed 2008-11-07
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

        Number of shares outstanding of the registrant's ownership interests as of November 7, 2008: Not applicable.

i

 GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CAIR	Clean Air Interstate Rule
CONE	cost of new entry
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
Fitch	Fitch Ratings
FSP SFAS No. 133-1 and FIN No. 45-4	Financial Accounting Standards Board Staff Position No. 133-1 and FIN No. 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161."
FSP SFAS No. 142-3	Financial Accounting Standards Board Staff Position SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets"
GHG	greenhouse gas
GWh	gigawatt-hours
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOV	Notice of Violation
NOX	nitrogen oxide
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SFAS	Statement of Financial Accounting Standards issued by the FASB

ii

SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 161	Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities" (an amendment of FASB No. 133)
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues from Marketing Affiliate	$236	$199	$548	$573
Operating Expenses
Fuel	78	85	202	225
Plant operations	22	18	108	93
Depreciation and amortization	16	15	48	46
Administrative and general	1	1	3	3

Total operating expenses	117	119	361	367

Operating income	119	80	187	206

Other Income (Expense)
Interest and other income	3	4	5	8
Interest expense	(31)	(34)	(95)	(106)

Total other expense	(28)	(30)	(90)	(98)

Income before income taxes	91	50	97	108
Provision for income taxes	36	21	38	44

Net Income	$55	$29	$59	$64

The accompanying notes are an integral part of these financial statements.

 EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$55	$29	$59	$64
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $153 and $(1) for the three months and $19 and $(55) for the nine months ended September 30, 2008 and 2007, respectively	213	—	26	(75)
Reclassification adjustments included in net income, net of income tax expense (benefit) of $20 and $(5) for the three months and $(15) and $(21) for the nine months ended September 30, 2008 and 2007, respectively	(27)	7	21	28

Other comprehensive income (loss)	186	7	47	(47)

Comprehensive Income	$241	$36	$106	$17

The accompanying notes are an integral part of these financial statements.

 EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In millions, Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$171	$142
Due from affiliates	1	1
Fuel inventory	45	30
Spare parts inventory	28	26
Derivative assets	19	—
Deferred taxes	—	6
Intangible assets	28	45
Other current assets	10	4

Total current assets	302	254

Property, Plant and Equipment	2,188	2,155
Less accumulated depreciation and amortization	460	411

Net property, plant and equipment	1,728	1,744

Deferred taxes	81	96
Long-term derivative assets	32	—
Restricted cash	37	37
Long-term intangible assets	8	4

Total Assets	$2,188	$2,135

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$21	$17
Accrued liabilities	13	16
Due to affiliates	192	169
Interest payable	47	31
Interest payable to affiliates	22	8
Derivative liabilities	7	15
Deferred taxes	3	—
Current portion of lease financing	57	53

Total current liabilities	362	309

Long-term debt to affiliate	373	394
Lease financing, net of current portion	1,150	1,207
Benefit plans and other	40	39
Long-term derivative liabilities	2	31

Total Liabilities	1,927	1,980

Commitments and Contingencies (Note 6)
Partners' Equity	261	155

Total Liabilities and Partners' Equity	$2,188	$2,135

The accompanying notes are an integral part of these financial statements.

 EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In millions, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2007	$154	$1	$155
Net income	59	—	59
Other comprehensive income	47	—	47

Balance at September 30, 2008	$260	$1	$261

The accompanying notes are an integral part of these financial statements.

 EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$59	$64
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	47
Deferred taxes	(10)	5
Decrease in due to/from affiliates	23	13
Decrease (increase) in inventory	(17)	4
Decrease (increase) in other current assets	(6)	2
Decrease (increase) in intangible assets	13	(17)
Increase in accounts payable and other current liabilities	1	2
Increase (decrease) in interest payable	30	(14)
Increase in other liabilities	1	2
Decrease (increase) in derivative assets and liabilities	(7)	5

Net cash provided by operating activities	136	113

Cash Flows From Financing Activities
Refund of deposit under lease swap agreement	—	45
Repayments of long-term debt to affiliate	(21)	(67)
Repayments of lease financing	(53)	(50)

Net cash used in financing activities	(74)	(72)

Cash Flows From Investing Activities
Capital expenditures	(33)	(8)
Restricted cash	—	10

Net cash provided by (used in) investing activities	(33)	2

Net increase in cash and cash equivalents	29	43
Cash and cash equivalents at beginning of period	142	114

Cash and cash equivalents at end of period	$171	$157

The accompanying notes are an integral part of these financial statements.

 EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Statement of Financial Accounting Standards No. 157—

        In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. EME Homer City adopted SFAS No. 157 effective January 1, 2008. The adoption did not result in any retrospective adjustment to its financial statements. The accounting requirements for employers' pension and other postretirement benefit plans are effective at the end of 2008, which is the next measurement date for these benefit plans. The effective date will be January 1, 2009 for nonfinancial assets and liabilities which are measured or disclosed on a non-recurring basis. For further discussion, see Note 2—Fair Value Measurements.

FSP SFAS No. 157-3—

        On October 10, 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on EME Homer City's financial statements.

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

Statement of Financial Accounting Standards No. 162—

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with U.S. GAAP. This statement transfers the GAAP hierarchy from the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles" to the FASB. SFAS No. 162 is effective on November 15, 2008. EME Homer City expects that the adoption of this standard will not have an impact on EME Homer City's results of operations, financial condition or cash flows.

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

FSP SFAS No. 133-1 and FIN No. 45-4—

        In September 2008, the FASB issued FSP SFAS No. 133-1 and FIN No. 45-4. FSP SFAS No. 133-1 requires enhanced disclosures by sellers of credit derivatives and amends FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN No. 45 are effective for reporting periods ending after November 15, 2008. Since FSP FAS No. 133-1 and FIN No. 45-4 only require additional disclosures, the adoption will not impact EME Homer City's financial position, results of operations or cash flows.

Note 2. Fair Value Measurements

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price" in SFAS No. 157). SFAS No. 157 clarifies that a fair value measurement for a liability should reflect the entity's nonperformance risk. In addition, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are:

  •
  Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities;

  •
  Level 2 – Pricing inputs include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

  •
  Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurements and unobservable.

        EME Homer City's assets and liabilities carried at fair value primarily consist of derivative contracts. Derivative contracts primarily relate to power and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange traded or over-the-counter traded.

        The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. The majority of derivative contracts used for hedging purposes are based on forward market prices in active markets (PJM West Hub) adjusted for non-performance risks. EME Homer City obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EME Homer City selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. Broker quotes are considered observable when corroborated with prices from exchanges. The majority of the fair value of EME Homer City's derivative contracts determined in this manner are classified as Level 2.

        Derivatives that trade infrequently (such as financial transmission rights and over-the-counter derivatives at illiquid locations) and derivatives with counterparties that have significant non-performance risks, as discussed below, are classified as Level 3. For illiquid financial transmission rights, EME Homer City reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when EME Homer City concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. In circumstances where EME Homer City cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EME Homer City continues to assess valuation methodologies used to determine fair value.

        In assessing non-performance risks, EME Homer City reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of non-performance. In light of recent market events, EME Homer City utilized market prices for credit default swaps in reducing the fair value of derivative assets with financial institutions by $2 million at September 30, 2008.

        The following table sets forth EME Homer City's financial assets that were accounted for at fair value as of September 30, 2008 by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total at September 30, 2008
	(in millions)
Assets at Fair Value
Derivative contracts	$—	$44	$—	$44
Liabilities at Fair Value
Derivative contracts	$—	$(2)	$—	$(2)

        The following table sets forth a summary of changes in the fair value of EME Homer City's Level 3 derivative contracts, net for the periods ended September 30, 2008.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(in millions)
Fair value of derivative contracts, net at beginning of periods	$(3)	$(2)
Total realized/unrealized gains (losses):
Included in earnings(1)	33	35
Included in accumulated other comprehensive income (loss)	4	1
Purchases and settlements, net	(33)	(35)
Transfers in or out of Level 3	(1)	1

Fair value of derivative contracts, net at September 30, 2008	$—	$—

(1)
Reported in operating revenues on EME Homer City's statements of income.

        The changes in unrealized gains (losses) related to derivative contracts, net held at September 30, 2008 during the quarter and nine-month period ended September 30, 2008 were immaterial.

Note 3. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive gain (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2007	$(14)	$—	$(14)
Current period change	47	—	47

Balance at September 30, 2008	$33	$—	$33

(1)
For further detail, see Note 4—Compensation and Benefit Plans.

        Unrealized gains on cash flow hedges, net of tax, at September 30, 2008, included unrealized gains on commodity hedges related to futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, $13 million, after tax, of the net unrealized gains on cash flow hedges at September 30, 2008 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gains (losses) of $9 million and $(5) million during the third quarters of 2008 and 2007, respectively, and $(7) million and $(15) million during the nine months ended September 30, 2008 and 2007, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues on EME Homer City's income statements.

Note 4. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of September 30, 2008, EME Homer City had made approximately $1.7 million in contributions to its pension plans and estimates to make $0.3 million of contributions in the last three months of 2008.

        The following are components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$0.4	$0.4	$1.1	$1.2
Interest cost	0.4	0.3	1.2	1.0
Expected return on plan assets	(0.3)	(0.3)	(1.1)	(1.0)
Amortization of net gain	(0.1)	—	(0.1)	—

Total expense	$0.4	$0.4	$1.1	$1.2

Postretirement Benefits Other Than Pensions

        As of September 30, 2008, EME Homer City had made approximately $0.3 million in contributions to its postretirement benefits other than pensions and estimates to make $0.1 million of contributions in the last three months of 2008.

        The following are components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	0.3	0.4	1.1	1.0
Amortization of prior service costs	—	—	(0.1)	—
Amortization of net loss	0.1	—	0.2	0.1

Total expense	$0.6	$0.6	$1.8	$1.7

Note 5. Income Taxes

        EME Homer City had effective income tax provision rates of 40% and 41% for the nine months ended September 30, 2008 and 2007, respectively. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        EME Homer City is included in the federal consolidated income tax return filed by Edison International. During the third quarter of 2008, the Internal Revenue Service commenced an examination of Edison International's consolidated federal income tax return for the tax years 2003 - 2006.

Note 6. Commitments and Contingencies

Commitments

Capital Improvements

        At September 30, 2008, EME Homer City had firm commitments to spend approximately $13 million on capital expenditures during the remainder of 2008 and $8 million in 2009 related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components, main power transformer replacement and environmental improvements such as mercury emission monitoring and control. These capital expenditures are planned to be financed by cash generated from operations.

Other Contractual Obligations

        EME Homer City had entered into contractual agreements during the first nine months of 2008 to purchase materials for environmental controls equipment. These commitments are currently estimated to be $18 million, summarized as follows: 2010—$5 million, 2011—$5 million, 2012—$4 million, and thereafter—$4 million.

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

        On July 10, 2008, EME responded to the RPM Buyers' complaint asking that it be dismissed based upon various legal precedents. A number of other parties, including PJM, also responded to the RPM Buyers' complaint asking that it be dismissed. On September 19, 2008, the FERC dismissed the RPM Buyers' complaint, finding that the RPM Buyers had failed to allege or prove that any party violated PJM's tariff and market rules, and that the prices determined during the transition period were determined in accordance with PJM's FERC-approved tariff. On October 20, 2008, the RPM Buyers requested rehearing of the FERC's order dismissing their complaint. This matter is currently pending before the FERC. EME Homer City cannot predict the outcome of this matter.

New Source Review Notice of Violation

        On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the Clean Air Act. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. EME Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the United States Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. EME Homer City is investigating the NOV claims and is developing a litigation strategy. EME Homer City cannot predict at this time what effect this matter may have on its facilities, its results of operations, financial position or cash flows.

        EME Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which EME Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting the defense of the claims.

        EME Homer City notified the sale-leaseback owner participants of the Homer City facilities of the NOV under the operative indemnity provisions of the sale-leaseback documents. The owner participants of the Homer City facilities, in turn, have sought indemnification and defense from EME Homer City for costs and liability associated with the EME Homer City NOV. EME Homer City responded by undertaking the indemnity obligation and defense of the claims.

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

        In July 2008, a three-judge panel of the District of Columbia Circuit Court of Appeals issued a decision to vacate the CAIR in its entirety and remand to the US EPA to issue a new rule consistent with the decision once the Court issues its mandate. The decision raised significant questions as to whether the US EPA will be able to design cap-and-trade programs for NOX and SO2 that are authorized and consistent with the Clean Air Act provisions that address upwind contributions to downwind states' noncompliance with national ambient air quality standards for ozone and fine particulate matter. Following the decision, the US EPA requested that states reinstate the existing "SIP Call" ozone season NOX cap-and-trade program, which was due to be replaced by the CAIR.

        In September 2008, the US EPA and other parties requested a rehearing of the decision by the same three-judge panel or by the full District of Columbia Circuit Court. In October 2008, the Court ordered the petitioners in the CAIR litigation to file a response to the request for rehearing and specifically address whether any party is seeking to vacate the CAIR and whether the Court should stay its mandate until the US EPA promulgates a revised rule. Although EME Homer City cannot predict the outcome of this proceeding, this latest order suggests that the Court may be willing to leave the CAIR in place in some form. The Court's order vacating the CAIR will not become effective until the Court responds to the petitions for a rehearing of its decision; until then, compliance with the CAIR, including the annual NOX requirements, will be required.

        EME Homer City is monitoring developments related to the D.C. Circuit's CAIR proceedings. Because Pennsylvania promulgated its regulations in response to the CAIR, there is substantial uncertainty as to the impact on Pennsylvania's regulatory program if the Court denies the petitions for rehearing and issues a mandate to vacate the CAIR, which is modeled on the CAIR and is dependent on the interstate emissions trading program established by the CAIR. In addition, the US EPA has allowed states to rely on compliance with the CAIR to satisfy obligations under other Clean Air Act programs, including regional haze regulations and reasonably available control technology requirements. Depending on what happens with respect to the CAIR, the Homer City facilities may be subject to additional requirements pursuant to these programs. EME Homer City continues to plan to meet the requirements of the CAIR as required under current law effective January 1, 2009. For further discussion, see "Note 8. Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" to EME Homer City's financial statements included in its annual report on Form 10-K for the year ended December 31, 2007.

Note 7. Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Cash paid
Interest	$64	$120
Income taxes	21	2

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME Homer City's current expectations and projections about future events based on EME Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME Homer City that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact EME Homer City, include but are not limited to:

  •
  the availability and creditworthiness of counterparties to enter into hedge transactions to reduce market price risk;

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2007, and as compared to the third quarter of 2007 and nine months ended September 30, 2007. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007.

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

Industry Developments

Commodity Prices

        Since June 30, 2008, forward energy prices have decreased substantially driven by lower natural gas prices and current global economic conditions. The forward energy market prices for 2009 and 2010 at September 30, 2008 for the PJM West Hub have decreased 30% and 22%, respectively, since June 30,

2008. At September 30, 2008, EME Homer City had entered into derivative hedge contracts that are recorded at fair value on its financial statements. Since forward energy prices have decreased since June 30, 2008, the fair value of derivative hedge contracts changed from a net liability position at June 30, 2008 to a net asset position at September 30, 2008, with the effective portion of the contracts recorded as an increase in partners' equity ($33 million, after tax). See "Market Risk Exposures—Commodity Price Risk" for further discussion.

Regulatory Developments

        In July 2008, a three-judge panel of the District of Columbia Circuit Court of Appeals issued a decision to vacate the CAIR in its entirety and remand to the US EPA to issue a new rule consistent with the decision. In September 2008, US EPA and other parties requested a rehearing of its decision by the same three-judge panel or by the full District of Columbia Circuit Court. In October 2008, the Court ordered the petitioners in the CAIR litigation to file a response to the request for rehearing and specifically address whether any party is seeking to vacate the CAIR and whether the Court should stay its mandate until the US EPA promulgates a revised rule. Although EME Homer City cannot predict the outcome of this proceeding, this latest order suggests that the Court may be willing to leave the CAIR in place in some form. The Court's order vacating the CAIR will not become effective until the Court responds to the petitions for a rehearing of its decision; until then, compliance with the CAIR, including the annual NOX requirements, will be required. If the Court denies the petitions for rehearing and issues a mandate to vacate the CAIR, there will be substantial uncertainty as to the impact of this decision on the SIP regulations promulgated by Pennsylvania in response to the CAIR.

        Notwithstanding these developments, the Homer City facilities continue to be governed by state rules as well as the existing "SIP Call" ozone season NOX cap-and-trade program (which was due to be replaced by the CAIR). For further discussion, see "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule."

        EME Homer City continues to plan to meet the requirements of the CAIR as required under current law effective January 1, 2009.

Overview of EME Homer City's Operating Performance

        EME Homer City's net income increased $26 million and decreased $5 million for the quarter and nine months ended September 30, 2008, respectively, compared to the corresponding periods of 2007. The third quarter increase in net income was primarily attributable to higher operating revenues from higher average realized energy and capacity prices and an increase in unrealized gains related to hedge contracts. The year-to-date decrease in net income was primarily attributable to lower operating revenues primarily from lower generation and higher plant maintenance expenses. Higher forced outages, lower off-peak dispatch and extended planned overhauls in 2008 contributed to lower generation and higher maintenance expenses.

Critical Accounting Policies

        For a discussion of EME Homer City's critical accounting policies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview; Critical Accounting Policies—Critical Accounting Policies" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Summary

        The table below summarizes revenues and key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues (in millions)	$236	$199	$548	$573
Statistics
Generation (in GWh)	3,354	3,759	8,796	10,211
Equivalent availability(1)	93.6%	96.5%	80.9%	89.0%
Capacity factor(2)	80.5%	90.2%	70.9%	82.6%
Load factor(3)	86.0%	93.4%	87.6%	92.8%
Forced outage rate(4)	4.0%	3.5%	8.1%	3.7%
Average realized energy price/MWh(5)	$61.95	$51.48	$57.69	$54.42
Capacity revenue only (in millions)	$14	$9	$33	$22
Average fuel costs/MWh	$23.30	$22.48	$23.02	$22.00

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

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions)
Operating revenues	$236	$199	$548	$573
Less (plus):
Unrealized (gains) losses	(14)	3	(7)	5
Other revenues	(15)	(9)	(34)	(23)

Realized revenues	$207	$193	$507	$555

Generation (in GWh)	3,354	3,759	8,796	10,211
Average realized energy price/MWh	$61.95	$51.48	$57.69	$54.42

Operating Revenues

        Operating revenues increased $37 million and decreased $25 million in the third quarter and nine months ended September 30, 2008, respectively, compared to the corresponding periods of 2007. The third quarter increase was primarily attributable to an increase in unrealized gains related to hedge contracts (discussed below) and higher average realized energy prices. The year-to-date decrease was primarily attributable to lower generation partially offset by higher average realized energy prices. Higher forced outages, lower off-peak dispatch and extended planned overhauls in 2008 contributed to lower generation. The average realized energy price for the nine months ended September 30, 2008 was below the 24-hour PJM average market price at the Homer City busbar primarily due to effective hedge prices being below market prices for the same period. Capacity revenues increased in the third quarter and nine months ended September 30, 2008, as compared to the corresponding periods of 2007, as a result of participating in the PJM RPM auction.

        Included in operating revenues were unrealized gains (losses) from hedging activities of $14 million and $(3) million for the third quarters of 2008 and 2007, respectively, and $7 million and $(5) million for the nine months ended September 30, 2008 and 2007, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. See "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Energy Contracts" for more information regarding forward market prices and unrealized gains (losses), respectively.

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

Operating Expenses

        Operating expenses decreased $2 million and $6 million for the third quarter and nine months ended September 30, 2008, compared to the corresponding periods of 2007. Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses. The change in components of operating expenses is discussed below.

        Fuel expenses decreased $7 million and $23 million for the third quarter and nine months ended September 30, 2008, respectively, compared to the corresponding periods of 2007. The decreases were primarily attributable to lower coal consumption as a result of lower generation and lower SO2 emission allowance costs. The cost of SO2 allowances decreased to $9 million and $16 million during the third quarter and nine months ended September 30, 2008, respectively, from $11 million and $23 million during the third quarter and nine months ended September 30, 2007, respectively, due to lower emission usage and a decrease in the market price of SO2 emission allowances.

        Plant operations expenses increased $4 million and $15 million for the third quarter and nine months ended September 30, 2008, respectively, compared to the corresponding periods of 2007. The increases were primarily attributable to higher maintenance expenses in 2008. EME Homer City had higher forced outages and scheduled maintenance in 2008 due to tube leak repairs, an extended planned overhaul and a fan motor failure.

Other Income (Expense)

        Interest expense decreased $3 million and $11 million in the third quarter and nine months ended September 30, 2008, respectively, compared to the corresponding periods of 2007. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also included interest of $8 million and $9 million in the third quarters of 2008 and 2007, respectively, and $23 million and $29 million in the nine months ended September 30, 2008 and 2007, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance. EME Homer City had lower long-term debt balances during 2008 as compared to 2007 on the subordinated revolving loan agreement.

Provision for Income Taxes

        EME Homer City had effective income tax provision rates of 40% and 41% for the first nine months of 2008 and 2007, respectively. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Cash Flow

        At September 30, 2008, EME Homer City had cash and cash equivalents of $171 million, compared to $142 million at December 31, 2007. Net working capital at September 30, 2008 was $(60) million, compared to $(55) million at December 31, 2007. The decrease in working capital was primarily attributable to the timing of cash receipts and disbursements related to working capital items.

        Net cash provided by operating activities increased $23 million in the first nine months of 2008, compared to the corresponding period of 2007. The 2008 increase was primarily due to the timing of interest payments to Edison Mission Finance related to the subordinated revolving loan and lower purchases of SO2 emission allowances in 2008, partially offset by an increase in coal inventory primarily due to lower than expected generation.

        Net cash used in financing activities increased $2 million in the first nine months of 2008, compared to the corresponding period of 2007. In 2008, EME Homer City made $46 million less in debt repayments under the subordinated revolving loan agreement, as compared to 2007. In 2007, EME Homer City received a $45 million refund of a deposit related to the termination of the lease swap agreement.

        Net cash used in investing activities was $33 million in the first nine months of 2008, compared to cash provided by investing activities of $2 million in the first nine months of 2007. The 2008 change was primarily due to a $25 million increase in capital expenditures.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

        At September 30, 2008, the estimated capital expenditures by EME Homer City through 2010 were as follows:

	October through December 2008	2009	2010
	(in millions)
Plant capital expenditures	$11	$29	$55
Environmental expenditures	3	8	14

Total	$14	$37	$69

        Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components, main power transformer replacement and ash site disposal development. Environmental expenditures relate to projects such as mercury emission monitoring and control. EME Homer City plans to fund these expenditures with cash on hand or cash generated from operations. For further discussion regarding possible additional capital expenditures, including environmental control equipment, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007.

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

        The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended September 30, 2008, the senior rent service coverage ratio was 2.95 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $30 million included in restricted cash at September 30, 2008 related to these reserve accounts.

Payments Made Under Subordinated Revolving Loan and Tax Payments

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan with Edison Mission Finance Co., a subsidiary of EME, that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction and payments made pursuant to tax-allocation agreements:

	Nine Months Ended September 30,
	2008(1)	2007
	(in millions)
Payment of interest	$9	$60
Payment of principal	21	68

Subordinated revolving loan payments	30	128
Tax payments under tax-allocation agreements	14	—

Total payments	$44	$128

(1)
On October 1, 2008, EME Homer City made a permitted distribution payment under the subordinated revolving loan of $80 million.

Credit Ratings

        EME Homer City is not currently rated. EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. Credit ratings for EME and EMMT, at September 30, 2008, were as follows:

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

Contractual Obligations and Contingencies

Contractual Obligations

Capital Improvements

        At September 30, 2008, EME Homer City had firm commitments to spend approximately $13 million on capital expenditures during the remainder of 2008 and $8 million in 2009 related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components, main power transformer replacement and environmental improvements such as mercury emission monitoring and control. These capital expenditures are planned to be financed by cash generated from operations.

Other Contractual Obligations

        EME Homer City had entered into contractual agreements during the first nine months of 2008 to purchase materials for environmental controls equipment. These commitments are currently estimated to be $18 million, summarized as follows: 2010—$5 million, 2011—$5 million, 2012—$4 million, and thereafter—$4 million.

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

        On July 10, 2008, EME responded to the RPM Buyers' complaint asking that it be dismissed based upon various legal precedents. A number of other parties, including PJM, also responded to the RPM Buyers' complaint asking that it be dismissed. On September 19, 2008, the FERC dismissed the RPM Buyers' complaint, finding that the RPM Buyers had failed to allege or prove that any party violated

PJM's tariff and market rules, and that the prices determined during the transition period were determined in accordance with PJM's FERC-approved tariff. On October 20, 2008, the RPM Buyers requested rehearing of the FERC's order dismissing their complaint. This matter is currently pending before the FERC. EME Homer City cannot predict the outcome of this matter.

New Source Review Notice of Violation

        On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the Clean Air Act. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. EME Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the United States Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. EME Homer City is investigating the NOV claims and is developing a litigation strategy. EME Homer City cannot predict at this time what effect this matter may have on its facilities, its results of operations, financial position or cash flows.

        EME Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which EME Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting the defense of the claims.

        EME Homer City notified the sale-leaseback owner participants of the Homer City facilities of the NOV under the operative indemnity provisions of the sale-leaseback documents. The owner participants of the Homer City facilities, in turn, have sought indemnification and defense from EME Homer City for costs and liability associated with the EME Homer City NOV. EME Homer City responded by undertaking the indemnity obligation and defense of the claims.

Environmental Matters and Regulations

        For a discussion of EME Homer City's environmental matters, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007 and the notes to the financial statements set forth therein. There have been no significant developments with respect to environmental matters specifically affecting EME Homer City since the filing of EME Homer City's annual report, except as follows:

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

Clean Air Interstate Rule

        In July 2008, a three-judge panel of the District of Columbia Circuit Court of Appeals issued a decision to vacate the CAIR in its entirety and remand to the US EPA to issue a new rule consistent with the decision once the Court issues its mandate. The decision raised significant questions as to whether the US EPA will be able to design cap-and-trade programs for NOX and SO2 that are authorized and consistent with the Clean Air Act provisions that address upwind contributions to downwind states' noncompliance with national ambient air quality standards for ozone and fine particulate matter. Following the decision, the US EPA requested that states reinstate the existing "SIP Call" ozone season NOX cap-and-trade program, which was due to be replaced by the CAIR.

        In September 2008, the US EPA and other parties requested a rehearing of the decision by the same three-judge panel or by the full District of Columbia Circuit Court. In October 2008, the Court ordered the petitioners in the CAIR litigation to file a response to the request for rehearing and specifically address whether any party is seeking to vacate the CAIR and whether the Court should stay its mandate until the US EPA promulgates a revised rule. Although EME Homer City cannot predict the outcome of this proceeding, this latest order suggests that the Court may be willing to leave the CAIR in place in some form. The Court's order vacating the CAIR will not become effective until the Court responds to the petitions for a rehearing of its decision; until then, compliance with the CAIR, including the annual NOX requirements, will be required.

        EME Homer City is monitoring developments related to the D.C. Circuit's CAIR proceedings. Because Pennsylvania promulgated its regulations in response to the CAIR, there is substantial uncertainty as to the impact on Pennsylvania's regulatory program if the Court denies the petitions for rehearing and issues a mandate to vacate the CAIR, which is modeled on the CAIR and is dependent on the interstate emissions trading program established by the CAIR. In addition, the US EPA has allowed states to rely on compliance with the CAIR to satisfy obligations under other Clean Air Act programs, including regional haze regulations and reasonably available control technology requirements. Depending on what happens with respect to the CAIR, the Homer City facilities may be subject to additional requirements pursuant to these programs. EME Homer City continues to plan to meet the requirements of the CAIR as required under current law effective January 1, 2009.

MARKET RISK EXPOSURES

Introduction

        EME Homer City's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its electric generating facilities. These market risks arise from fluctuations in electricity, capacity and fuel prices, emission allowances, and transmission rights. EME Homer City manages these risks in part by using derivative financial instruments in accordance with established policies and procedures.

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

        EMMT uses "earnings at risk" to identify, measure, monitor and control EME Homer City's overall market risk exposure with respect to hedge positions at the Homer City facilities. The use of this measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Earnings at risk measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers and counterparty credit exposure limits.

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the first nine months of 2008 and 2007:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2008	2007	2008	2007
January	$54.32	$40.30	$66.80	$44.63
February	61.74	64.27	68.29	73.93
March	65.37	55.00	70.48	61.02
April	61.99	52.42	69.12	58.74
May	49.37	48.12	59.84	53.89
June	78.72	45.88	98.50	60.19
July	72.39	48.23	91.80	58.89
August	60.16	55.44	73.91	71.00
September	52.33	48.90	66.04	60.14

Nine-Month Average	$61.82	$50.95	$73.86	$60.27

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2008:

24-Hour PJM West Hub Forward Energy Prices(1)
2008
October	$57.79
November	55.32
December	59.53

2009 Calendar "strip"(2)	$66.23
2010 Calendar "strip"(2)	$68.31

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes EME Homer City's hedge position at September 30, 2008:

	2008	2009	2010
GWh	1,708	4,096	2,654
Average price/MWh(1)	$60.90	$82.84	$90.52

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at September 30, 2008 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

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

        The following table summarizes the status of capacity sales for EME Homer City at September 30, 2008:

	October 1, 2008 to May 31, 2009		June 1, 2009 to May 31, 2010	June 1, 2010 to May 31, 2011	June 1, 2011 to May 31, 2012
Fixed Price Capacity Sales
MW	820		1,670	1,813	1,771
Price per MW-day	$111.92		$191.32	$174.29	$110.00
Variable Capacity Sales
MW	905		—	—	—
Price per MW-day	$62.22	(1)	—	—	—

(1)
Actual contract price is a function of NYISO capacity auction clearing prices for October 2008 and forward over-the-counter NYISO capacity prices on September 30, 2008 for November 2008 through May 2009.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjusts the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the nine months ended September 30, 2008, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 16%, compared to 15% during the nine months ended September 30, 2007. The monthly average difference during the 12 months ended September 30, 2008 ranged from 7% to 21%.

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

The following table summarizes the amount of coal under contract at September 30, 2008 for the remainder of 2008 and the following three years.

	October through December 2008	2009	2010	2011
Amount of coal under contract in millions of tons(1)(2)	1.9	4.5	0.4	0.3

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

(2)
At September 30, 2008, there are options to purchase additional coal of 0.3 million tons in 2009, 1.9 million tons in 2010 and 1.4 million tons in 2011.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, increased substantially during 2008 from 2007 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to $143 per ton at October 3, 2008 from $55.25 per ton at December 21, 2007, as reported by the Energy Information Administration. The 2008 increase in the NAPP coal price was primarily attributable to: 1) increased international and Atlantic basin coal demand, 2) port and rail infrastructure problems and monsoon flooding in Australia, 3) a record cold winter in China, and 4) an energy crisis in South Africa.

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

        The average price of purchased SO2 allowances decreased to $316 per ton during the first nine months of 2008 from $521 per ton during 2007. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $155 per ton as of September 30, 2008.

        For an updated discussion of environmental regulations related to emissions, see "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule."

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

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), EME Homer City records unrealized gains or losses. EME Homer City classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities on the statements of cash flows. The following table summarizes unrealized gains (losses) for the third quarters of 2008 and 2007 and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Non-qualifying hedges	$(2)	$(1)	$—	$—
Ineffective portion of cash flow hedges	16	(2)	7	(5)

Total unrealized gains (losses)	$14	$(3)	$7	$(5)

        During the three months ended September 30, 2008, unrealized gains resulting from the ineffective portion of cash flow hedges resulted primarily from a change in the fair value of derivatives from a net derivative liability position at June 30, 2008 to a net derivative asset position at September 30, 2008. SFAS No. 133 limits the amounts recorded in accumulated other comprehensive income to the lesser of the change in the fair value of the derivative or the hedge item (forecasted transaction).

        At September 30, 2008, unrealized losses of $14 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($4 million for the remainder of 2008, $5 million for 2009, and $5 million for 2010).

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The increase in fair value of electricity contracts at September 30, 2008 as compared to December 31, 2007 is attributable to a decline in the average market prices for power as compared to contracted prices at September 30, 2008, which is the valuation date.

	September 30, 2008	December 31, 2007
	(in millions)
Commodity price:
Electricity contracts	$42	$(46)

        In assessing the fair value of EME Homer City's derivative financial instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, primarily based on actively traded prices, of EME Homer City's commodity derivative assets and liabilities as of September 30, 2008:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$42	$12	$30	$—	$—

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

        EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 48% of EME Homer City's operating revenues for the nine months ended September 30, 2008. Moody's rates PJM's debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

        For the nine months ended September 30, 2008, a second customer, Constellation Energy Commodities Group, Inc., accounted for 33% of EME Homer City's operating revenues. Sales to Constellation largely consist of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which has a senior unsecured debt rating of BBB by S&P and Baa2 by Moody's.

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

        Effective July 1, 2008, the human resources module was implemented as part of the Edison International enterprise-wide project. The implementation of this module and the related workflow capabilities resulted in a material change to EME Homer City's financial reporting controls and procedures. Therefore, EME Homer City is modifying the design and documentation of the internal control process and procedures relating to the new timekeeping system to replace and supplement existing internal controls over financial reporting, as appropriate. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in EME Homer City's internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There have been no material legal proceedings against EME Homer City in 2008, except as follows:

New Source Review Notice of Violation

        On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the Clean Air Act. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. EME Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the United States Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. EME Homer City is investigating the NOV claims and is developing a litigation strategy. EME Homer City cannot predict at this time what effect this matter may have on its facilities, its results of operations, financial position or cash flows.

        EME Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which EME Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting the defense of the claims.

        EME Homer City notified the sale-leaseback owner participants of the Homer City facilities of the NOV under the operative indemnity provisions of the sale-leaseback documents. The owner participants of the Homer City facilities, in turn, have sought indemnification and defense from EME Homer City for costs and liability associated with the EME Homer City NOV. EME Homer City responded by undertaking the indemnity obligation and defense of the claims.

ITEM 1A. RISK FACTORS

        For a discussion of the risks, uncertainties, and other important factors which could materially affect EME Homer City's business, financial condition, or future results, refer to "Item 1A. Risk Factors" of EME Homer City's annual report on Form 10-K for the year ended December 31, 2007. The risks described in EME Homer City's annual report on Form 10-K and in this report are not the only risks facing EME Homer City. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect EME Homer City's business, financial condition or future results.

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

EME HOMER CITY GENERATION L.P.
By:	Mission Energy Westside Inc., as General Partner

By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Director and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	November 7, 2008

QuickLinks

TABLE OF CONTENTS
GLOSSARY
  PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE INCOME (In millions, Unaudited)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In millions, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (In millions, Unaudited)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In millions, Unaudited)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4T. CONTROLS AND PROCEDURES
  PART II - OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES