Form 10-K
period 2008-12-31
EME HOMER CITY GENERATION LP
filed 2009-03-02
CIK 1099534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

       Aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of June 30, 2008: $0. Number of shares outstanding of the registrant's Common Stock as of March 2, 2009: Not applicable.

       The registrant meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K under the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

 GLOSSARY

       When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

ARO(s)	asset retirement obligation(s)
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CONE	cost of new entry
EIA	Energy Information Administration
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
EWG(s)	exempt wholesale generator(s)
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	flue gas desulfurization
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
Fitch	Fitch Ratings
FPA	Federal Power Act
FSP SFAS No. 142-3	Financial Accounting Standards Board Staff Position SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets"
GAAP	United States generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
ISO(s)	independent system operator(s)
kV	kilovolt
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOV	notice of violation
NOX	nitrogen oxide
NSR	New Source Review
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company

ii

PJM	PJM Interconnection, LLC
PUHCA 1935	Public Utility Holding Company Act of 1935 (as amended)
PUHCA 2005	Public Utility Holding Company Act of 2005
RPM	reliability pricing model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SCR	selective catalytic reduction
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 158	Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-Retirement Plans"
SFAS No. 161	Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities" (an amendment of FASB No. 133)
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

 Forward-Looking Statements

       This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME Homer City's current expectations and projections about future events based on EME Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME Homer City that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should" and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact EME Homer City, include but are not limited to:

•
the effect of current economic conditions on the availability and creditworthiness of counterparties, and the resulting effects on liquidity in the power and fuel markets in which EME Homer City operates and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;

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

•
governmental, statutory, regulatory or administrative changes or initiatives affecting EME Homer City or the electricity industry generally, including market structure rules and price mitigation strategies;

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect EME Homer City's cost and manner of doing business;

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

•
operating risks, including equipment failure, availability, heat rate, output, availability and cost of spare parts, and costs of repairs and retrofits;

•
creditworthiness of suppliers and their ability to deliver goods and services under their contractual obligations to EME Homer City or to pay damages if they fail to fulfill those obligations;

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

 PART I

ITEM 1.    BUSINESS

Overview

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

       On December 7, 2001, EME Homer City completed a sale-leaseback of its facilities to third-party lessors for an aggregate purchase price of $1.591 billion, made up of $782 million in cash and the assumption of the obligations under Edison Mission Holdings Co.'s 8.137% Senior Secured Bonds due 2019 and 8.734% Senior Secured Bonds due 2026, which EME Homer City refers to collectively as the senior secured bonds (the fair value of which was $809.3 million), which were guaranteed by EME Homer City. EME Homer City's transaction has been accounted for as a lease financing for accounting purposes. For more information on the sale-leaseback transaction, see "Item 8. Financial Statements and Supplementary Data—EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Commitments and Contingencies."

Location and Available Information

       EME Homer City's principal executive offices are located at 1750 Power Plant Road, Homer City, Pennsylvania, 15748-8009, and its telephone number is (724) 479-9011.

       EME Homer City's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, are electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and are available on the Securities and Exchange Commission's internet web site at http://www.sec.gov.

       EME is registered with the Securities and Exchange Commission and has financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding EME, see its respective annual report on Form 10-K for the year ended December 31, 2008.

Description of the Industry

Electric Power Industry

       Historically, investor-owned utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. However, the United States electric industry, including companies engaged in providing generation, transmission, distribution and retail sales and service of electric power, has undergone significant deregulation over the last three decades, which has led to increased competition, especially in the generation sector. Most recently, through the Energy Policy Act of 2005, the U.S. Congress recognized that a significant market for electric power generated by independent power producers, such as EME Homer City, has developed in the United States and indicated that competitive wholesale electricity markets have become accepted as a fundamental aspect of the electricity industry.

       As part of the developments discussed above, the FERC has encouraged the formation of ISOs and RTOs. In those areas where ISOs and RTOs have been formed, market participants have open access to transmission service typically at a system-wide rate. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under "Regulatory Matters—U.S. Federal Energy Regulation."

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

Electric Power Markets

PJM

       The Homer City facilities are located in the control area managed by PJM, an RTO which includes all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering a number of factors, including generator bids, load requirements, transmission congestion and transmission losses. It can also be affected by, among other things, market mitigation measures and energy market price caps.

       PJM requires all load-serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. Load-serving entities and generators, such as EME Homer City, may participate in PJM's capacity markets or transact capacity sales on a bilateral basis. For a discussion of legal challenges to the prices resulting from PJM's capacity auctions, see "Regulatory Matters—PJM Matters—RPM Buyers' Complaint."

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

Competition

       EME Homer City is subject to intense competition from energy marketers, investor-owned utilities, government-owned power agencies, industrial companies, financial institutions, and other independent power producers. Some of EME Homer City's competitors have a lower cost of capital than most independent power producers and, in the case of utilities, are often able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments. These companies may also have competitive advantages as a result of their scale and the location of their generation facilities.

       Environmental regulations, particularly those that impose stringent state specific emission limits, could put EME Homer City's coal-fired plants at a disadvantage compared with competing power plants operating in nearby states and subject only to federal emission limits. Potential future climate change regulations could also put EME Homer City's coal-fired power plants at a disadvantage compared to both power plants utilizing other fuels and utilities that may be able to recover climate change compliance costs through rate mechanisms. In addition, EME Homer City's ability to compete may be affected by governmental and regulatory activities designed to support the construction and operation of power generation facilities fueled by renewable energy sources.

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

       Unit 3 commenced commercial operation in 1977 and has an installed capacity of 650 MW. The boiler for Unit 3 was originally constructed with low NOX burners which satisfied Phase I NOX 1990 CAA standards, and a supplemental over-fired air system was installed in 1995 to further reduce NOX emissions. In addition, a wet scrubber FGD system and a SCR system were installed on Unit 3 in 2001.

       These improvements were made to enable the Homer City generating units to comply with Phase II of Title IV of the 1990 CAA regarding SO2 emissions, the Pennsylvania NOX allowance regulations and Pennsylvania's response to the US EPA SIP Call regarding NOX emissions.

Power Sales

       All the energy and capacity from the Homer City facilities is sold under terms, including price and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Electric power generated at the Homer City facilities is generally sold into the PJM market. PJM has a short-term market, which establishes an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets. For a discussion of the risks related to EME Homer City's sale of electricity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Significant Customers

       During the past three fiscal years, EME Homer City derived a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 54%, 70% and 58% of EME Homer City's operating revenues for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, EMMT also made sales to Constellation Energy Commodities Group, Inc. that accounted for approximately 24% of EME Homer City's operating revenues. For the year ended December 31, 2007, EMMT made sales to American Electric Power that accounted for approximately 11% of EME Homer City's operating revenues. For the year ended December 31, 2006, EMMT made sales to Coral Power, LLC that accounted for approximately 21% of EME Homer City's operating revenues.

Fuel Supply

       Units 1 and 2 collectively consume approximately 3.3 million to 3.5 million tons of mid-range sulfur coal per year. Approximately 90% or more of this coal is obtained under contracts with the remainder purchased in the spot market as needed. Two types of coal are purchased, ready to burn coal and raw coal. Ready to burn coal is of a quality that can be burned directly in Units 1 and 2, whereas the raw coal purchased for consumption by Units 1 and 2 must be cleaned in the Homer City coal cleaning facility, which has the capacity to clean up to 5 million tons of coal per year. The Homer City coal cleaning facility utilizes heavy media cyclones, froth flotation and spiral separators to reduce the ash and sulfur content of the raw coal to meet both combustion and environmental requirements. The Homer City coal cleaning facility is operated by Homer City Coal Processing Corporation under a coal cleaning agreement that expires December 31, 2010.

       Unit 3 consumes approximately 2 million tons of coal per year. EME Homer City purchases the majority of its Unit 3 coal under contracts with the balance purchased in the spot market as needed. A wet scrubber FGD system for Unit 3 enables this unit to burn less expensive, higher sulfur coal, while still meeting environmental standards for emission control.

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

Emission Allowances

       The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pennsylvania regulations implemented the federal NOX SIP Call which required, through 2008, the holding of NOX allowances to cover ozone season NOX emissions. In addition, pursuant to Pennsylvania's implementation of the CAIR, electric generating stations are required to hold seasonal and annual NOX allowances beginning January 1, 2009. As part of the acquisition of the Homer City facilities, EME Homer City obtained the rights to the emission allowances that have been or are allocated to these facilities. EME Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs.

       See "Item 8. Financial Statements and Supplementary Data—EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for a discussion of price risks related to the purchase or sale of emission allowances.

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

Insurance

       EME Homer City maintains insurance policies that it believes are comparable to those carried by other electric generating facilities of similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1.325 billion. Under the terms of the participation agreements entered into as part of EME Homer City's sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. Due to the current market environment, the minimum insurance coverage is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which will permit it to maintain its current insurance coverage through June 1, 2009.

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

Regulatory Matters

General

       EME Homer City's operations are subject to extensive regulation by government agencies. EME Homer City is subject to energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the operation of its facilities, and the use of electric energy, capacity and related products, including ancillary services from those facilities. In addition, EME Homer City is subject to the market rules, procedures, and protocols of the markets in which it participates.

       The laws and regulations that affect EME Homer City and its operations are in a state of flux. Complex and changing environmental and other regulatory requirements could necessitate substantial expenditures and could create a significant risk of expensive delays or significant loss of value in a power plant if the Homer City facilities were to become unable to function as planned due to changing requirements or local opposition.

U.S. Federal Energy Regulation

       The FERC has ratemaking jurisdiction and other authority with respect to wholesale sales and interstate transmission of electric energy (other than transmission that is "bundled" with retail sales) under the FPA and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. Independent power production has been further encouraged by the passage of the Energy Policy Act in 1992, which provided additional exemptions from PUHCA 1935 for EWGs such as EME Homer City, and the Energy Policy Act of 2005, which included provisions for the repeal of PUHCA 1935, amendments to the Public Utility Regulatory Policies Act of 1978 (PURPA), merger review reform, the introduction of new regulations regarding transmission operation improvements, FERC authority to impose civil penalties for violation of its regulations, transmission rate reform and incentives for various generation technologies.

Reliability Standards

       On July 20, 2006, the FERC certified the North American Electric Reliability Corporation (NERC) as its Electric Reliability Organization to establish and enforce reliability standards for the bulk power system. Compliance with these standards became mandatory, on June 18, 2007. EME Homer City believes it has taken all steps to be compliant with current NERC reliability standards that apply to its operations.

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

       EWGs certified in accordance with the FERC's rules under PUHCA 2005 are subject to the FPA and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants EWGs the authority to sell power at market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. On March 12, 1999, the general counsel of the FERC issued a letter determining that, based on the facts stated in EME Homer City's application for EWG status, EME Homer City is an EWG.

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

       The FPA also grants the FERC jurisdiction over the sale or transfer of specified assets, including wholesale power sales contracts and generation facilities, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. Dispositions of EME Homer City's jurisdictional assets or certain types of financing arrangements may require FERC approval.

Transmission of Wholesale Power

       EME Homer City utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is a jurisdictional public utility under the FPA, Order No. 2000, and subsequent orders.

       The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity by, among other things, expanding the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing EWGs, such as EME Homer City, to more effectively compete in the wholesale market.

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

RPM CONE

       On December 12, 2008, PJM submitted revised RPM Tariff sheets pursuant to Section 205 of the FPA, proposing RPM auction modifications relating to CONE values, including a proposal to modify how scarcity pricing revenues are incorporated in the Net Energy and Ancillary Services Revenue Offset, new rules for participation of demand side management resources in the RPM auctions, and a proposed holdback of 2.5% of the reliability requirement from the Base Residual Auction. The CONE is used to construct the demand curve for RPM auctions, and its level affects the clearing price for those auctions (which is determined at the intersection of the supply and demand curves).

       On February 9, 2009, PJM and several other parties to the proceedings filed a proposed settlement with the FERC with a proposed effective date of March 27, 2009. The CONE values in the proposed settlement represent a 10% decrease from those contained in PJM's December 12, 2008 filing. The proposed settlement would retain the 2.5% holdback proposed in PJM's December 12 filing and would increase the length of forward commitment for new capacity resources to seven years, instead of the five years originally proposed by PJM.

       There was a high level of opposition to PJM's proposed modifications from buyers and consumers, and a similarly high level of opposition is expected with respect to the proposed settlement. The effect of the FERC's actions on future RPM auctions cannot be determined at this time. The CONE as proposed for the May 2009 RPM auction for the 2012/2013 delivery year is higher than what is currently effective in the tariff.

Environmental Matters and Regulations

       See the discussion on environmental matters and regulations in Note 9—Commitments and Contingencies under "Item 8. Financial Statements and Supplementary Data—EME Homer City Generation L.P. Notes to Financial Statements," as well as the discussions on the NOV issued to EME Homer City under "Item 3. Legal Proceedings."

Employees

       At December 31, 2008, EME Homer City employed 265 employees, approximately 193 of whom are covered by a collective bargaining agreement governing wages, benefits and working conditions. This collective bargaining agreement will expire on December 31, 2012.

ITEM 1A. RISK FACTORS

Market and Operating Risks

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

       The Homer City facilities derive revenues from the sale of energy and capacity into PJM and from bilateral contracts with power marketers and load-serving entities within PJM, NYISO and the surrounding markets. Participants in PJM and NYISO are not guaranteed any specified rate of return on their capital investments through recovery of mandated rates payable by purchasers of electricity. Therefore, with the exception of nominal revenue, EME Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity and ancillary services. The market prices for these products in PJM and NYISO are influenced by multiple factors beyond EME Homer City's control, which include:

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

•
legal and political challenges to the rules used to calculate capacity payments in the PJM market;

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

       EME Homer City is exposed to market risks through its operation of the Homer City facilities. These market risks include, among others, volatility arising from the timing differences associated with buying fuel, converting fuel into energy and delivering energy to a buyer. Through EMMT, EME Homer City uses forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity and fuel prices. However, EME Homer City cannot provide assurance that these strategies will successfully mitigate market risks.

       EME Homer City may not cover the entire exposure of its assets or positions to market price volatility, and the level of coverage will vary over time. Fluctuating commodity prices may affect EME Homer City's financial results, either favorably or unfavorably, to the extent that assets and positions have not been hedged.

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

       As a result of these and other factors, EME Homer City cannot predict the effect that risk management decisions may have on its business, operating results or financial position.

Competition could adversely affect EME Homer City's business.

       The independent power industry is characterized by numerous capable competitors, some of whom may have more extensive experience in the acquisition and development of power projects, larger staffs, and greater financial resources than EME Homer City. Several participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. This could affect EME Homer City's ability to compete effectively in the markets in which those entities operate.

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

       In addition to the competition already existing in the markets in which EME Homer City presently operates or may consider operating in the future, EME Homer City is likely to encounter significant competition as a result of further consolidation of the power industry by mergers and asset reallocations, which could create larger competitors, as well as new market entrants. In addition, regulatory initiatives may result in changes in the power industry to which EME Homer City may not be able to respond in as timely and effective manner as its competitors.

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

       Due to the current market environment, the minimum insurance coverage specified under the EME Homer City sale-leaseback documents is not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements that permits it to maintain its current insurance coverage through June 1, 2009. Failure to maintain insurance pursuant to the sale-leaseback documents, absent a waiver, could result in an event of default under the documents, which could have a material adverse effect on EME Homer City.

Regulatory and Environmental Risks

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

       EME Homer City devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with environmental regulatory requirements. EME Homer City believes that it is currently in substantial compliance with environmental regulatory requirements. However, the US EPA has issued an NOV to EME Homer City alleging violations of the CAA. The current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect the Homer City facilities. Also, coal plant emissions of NOX and SO2, mercury and particulates are subject to increased controls and mitigation expenses under current regulations and may be subject to new, possibly stricter, regulation in the future. The continued operation of the Homer City facilities may require substantial capital expenditures for environmental controls.

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

Financing Risks

Restrictions in the participation agreements and facility leases limit or prohibit EME Homer City from entering into some transactions that it otherwise might enter into.

       Under the participation agreements entered into as part of the sale-leaseback transaction, EME Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, EME Homer City's liquidity is substantially based on its ability to generate cash flow from operations. If EME Homer City is unable to generate cash flow from operations necessary to meet its obligations, EME Homer City will have limited ability to obtain additional capital unless its partners provide funding, which they are under no legal obligation to do.

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

Credit Risks

The creditworthiness of EME Homer City's customers, suppliers, transporters and other business partners could affect EME Homer City's business and operations.

       EME Homer City is exposed to risks associated with the creditworthiness of its key customers, suppliers and business partners, many of whom may be adversely affected by the current conditions in the financial markets. Deterioration in the financial condition of EME Homer City's counterparties increases the possibility that EME Homer City may incur losses from the failure of counterparties to perform according to the terms of their contractual arrangements.

       EME Homer City's operations depend on contracts for the supply and transportation of fuel and other services required for the operation of its generation facilities and are exposed to the risk that counterparties to contracts will not perform their obligations. If a fuel supplier or transporter failed to perform under a contract, EME Homer City would need to obtain alternate supplies or transportation, which could result in higher costs or disruptions in its operations. If the defaulting counterparty is in poor financial condition, damages related to a breach of contract may not be recoverable. Accordingly, the failure of counterparties to fulfill their contractual obligations could have a material adverse effect on EME Homer City's financial results.

Volatility of Earnings

The accounting for EME Homer City's hedging activities may increase the volatility of its quarterly and annual financial results.

       EMMT, on behalf of EME Homer City, engages in hedging activities in order to mitigate EME Homer City's exposure to market risk with respect to electricity sales from its generation facilities, fuel utilized by those facilities and emission allowances. EMMT generally attempts to balance its fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. These derivative contracts are recorded on EME Homer City's balance sheet at fair value pursuant to SFAS No. 133. Some of these derivative contracts do not qualify under SFAS No. 133 for hedge accounting, and changes in their fair value are therefore recognized currently in earnings as unrealized gains or losses. As a result, EME Homer City's financial results will at times be volatile and subject to fluctuations in value primarily due to changes in electricity prices.

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

       EME Homer City leases the surface of an approximately 14-acre parcel to Alpha Coal Sales Company, LLC upon which the coal blending facility is located. Alpha Coal, using an operator, blends various coals mined by Alpha and others for sale to EME Homer City. The Alpha Coal lease expires on December 31, 2009.

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

ITEM 3.    LEGAL PROCEEDINGS

New Source Review Notice of Violation

       On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the CAA. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. EME Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the United States Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. EME Homer City cannot predict at this time what effect this matter may have on its facilities, its results of operations, financial position or cash flows.

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

       Dividends will be paid when declared by EME Homer City's general partner. No cash dividends were paid by EME Homer City during 2008, 2007 or 2006.

ITEM 6.    SELECTED FINANCIAL DATA

       The selected financial data was derived from EME Homer City's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this annual report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
INCOME STATEMENT DATA
Operating revenues from marketing affiliate	$717	$764	$642	$591	$497
Operating expenses	464	491	452	463	367

Operating income	253	273	190	128	130
Interest and other income	5	8	20	4	1
Interest expense	(124)	(139)	(145)	(147)	(151)

Income (loss) before income taxes	134	142	65	(15)	(20)
Provision (benefit) for income taxes	49	54	26	(4)	(8)

Net income (loss)	$85	$88	$39	$(11)	$(12)

	As of December 31,
	2008	2007	2006	2005	2004
	(in millions)
BALANCE SHEET DATA
Assets	$2,186	$2,135	$2,264	$2,261	$2,159
Current liabilities	309	309	310	488	236
Long-term debt to affiliates	358	394	512	439	476
Lease financing	1,150	1,207	1,260	1,310	1,357
Other long-term obligations	44	70	45	89	32
Partners' equity (deficit)	325	155	137	(65)	58

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
CASH FLOW DATA
Cash provided by operating activities	$50	$152	$89	$77	$68
Cash used in financing activities	(89)	(122)	(34)	(79)	(60)
Cash used in investing activities	(44)	(2)	(1)	(12)	(26)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME Homer City's current expectations and projections about future events based on EME Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME Homer City that is incorporated in this MD&A, or that refers to or incorporates this MD&A, may also contain forward-looking statements. In this MD&A and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Forward-Looking Statements" and "Item 1A. Risk Factors" for a discussion of some of the risks, uncertainties and other important factors that could cause results to differ, or otherwise could impact EME Homer City. Additional information about the risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire annual report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business. Forward-looking statements speak only as of the date they are made, and EME Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME Homer City with the Securities and Exchange Commission.

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

Commodity Prices

       The market price for merchant energy in PJM increased significantly during the first half of 2008 and then decreased significantly in the second half of the year. The average 24-hour PJM market price for energy per MWh at the Homer City busbar was higher in 2008 as compared to 2007 by 13.1%. However, since June 30, 2008, forward energy prices in PJM have decreased substantially driven by lower natural gas prices and current global economic conditions. At December 31, 2008, forward energy market prices for 2009 for the PJM West Hub have decreased by 42% since June 30, 2008. At the same time, EME Homer City's average cost of fuel per MWh increased in 2008 by 4%. At December 31, 2008, EME Homer City had contracted for substantially all of its coal requirements for 2009. Unless these energy prices change, energy gross margins for unhedged volumes from EME Homer City will decrease from 2008. See "Market Risk Exposures—Commodity Price Risk" for further discussion.

Environmental Developments

       The content of potential climate change regulation in the future remains uncertain. While debate continues at the national level over domestic climate policy and the appropriate scope and terms of any federal legislation, many states are developing state-specific measures or participating in regional legislative initiatives to reduce GHG emissions. State and regional regulations may vary and may be more stringent and costly than federal legislative proposals currently being debated in the U.S. Congress. Key uncertainties include whether a cap-and-trade program will be implemented similar to the US EPA Acid Rain Program, and, if implemented, whether emission allowances would be provided to affected parties without cost for a period of time. In the absence of legislation, it is also possible that CO2 will be regulated by the US EPA pursuant to authority granted under the CAA in its current form. Furthermore, the rate of decrease in GHG emissions and the cost to purchase allowances would be significant factors in determining whether environmental controls for other emissions would be economic to install. Programs to reduce GHG emissions could significantly increase the cost of generating electricity from fossil fuels as well as the cost of purchased power. The potential impact on EME Homer City will depend upon how the factors discussed above and many other considerations are resolved. For further discussion of environmental regulations, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations."

Overview of EME Homer City's Operating Performance

       EME Homer City's net income was $85 million in 2008 and $88 million in 2007. The primary changes in earnings of 2008 compared to 2007 consisted of the following:

•
a $42 million (pre-tax) decline in realized gross margin resulting primarily from lower energy revenues as a result of lower generation;

•
a $31 million (pre-tax) increase in unrealized gains related to power contracts (see "Market Risk Exposures—Accounting for Energy Contracts" for more information); and

•
a $9 million (pre-tax) reduction in interest expense related to the subordinated revolving loan with Edison Mission Finance due to lower debt balances.

       See "Results of Operations" for further discussion of EME Homer City's operating results.

Critical Accounting Policies and Estimates

Introduction

       The accounting policies described below are viewed by management as "critical" because their correct application requires the use of material judgments and estimates, and they have a material impact on EME Homer City's results of operations and financial position.

Derivative Financial Instruments and Hedging Activities

       EME Homer City uses derivative financial instruments for hedging activities for non-trading purposes. Derivative financial instruments are mainly utilized by EME Homer City to manage exposure from changes in electricity and fuel prices. EME Homer City follows SFAS No. 133, which requires derivative financial instruments to be recorded at their fair value unless an exception applies. SFAS No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The remaining gain or loss on the derivative instrument, if any, is recognized currently in earnings. For further discussion, see "Market Risk Exposures—Accounting for Energy Contracts."

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

Fair Value Accounting

       EME Homer City follows SFAS No. 157 which established a framework for measuring fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (referred to as an "exit price" in SFAS No. 157). EME Homer City's assets and liabilities carried at fair value primarily consist of derivative contracts and money market funds. Derivative contracts primarily relate to power and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange traded, over-the-counter traded or structured transactions.

       EME Homer City makes estimates and significant judgments in order to determine the fair value of an instrument including those related to quoted market prices, time value of money, volatility of the underlying commodities, non-performance risks and other factors. If quoted market prices are not available, internally maintained models are used to determine the fair value. Under SFAS No. 157, when actual market prices, or relevant observable inputs are not available it is appropriate to use unobservable inputs which reflect management assumptions, including extrapolating limited short-term observable data and developing correlations between liquid and non-liquid trading hubs. In assessing non-performance risks, EME Homer City reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of non-performance.

       In addition, SFAS No. 157 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See "EME Homer City Generation L.P. Notes to Financial Statements—Note 2. Fair Value Measurements" for further information.

       Level 3 includes primarily derivatives that trade infrequently (such as financial transmission rights at illiquid locations) and derivatives with counterparties that have significant non-performance risks. For illiquid financial transmission rights, EME Homer City reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when EME Homer City concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. In circumstances when EME Homer City cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EME Homer City continues to assess valuation methodologies used to determine fair value.

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

       The assessment of impairment is a critical accounting policy because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (3) if an impairment exists, the fair value of the asset or asset group. Factors that EME Homer City considers important, which could trigger an impairment, include operating losses, projected future operating losses, the financial condition of counterparties or significant negative industry or economic trends. The expected future undiscounted cash flow from the Homer City facilities is a critical accounting policy because: (1) estimates of future prices of energy and capacity in wholesale energy markets and fuel prices are susceptible to significant change, (2) uncertainties exist regarding the impact of existing and future environmental regulations, (3) the period of the forecast is over an extended period of time due to the length of the estimated remaining useful lives, and (4) the impact of an impairment on EME Homer City's financial position and results of operations would be material.

Accounting for Contingencies

       In accordance with SFAS No. 5, "Accounting for Contingencies," EME Homer City records loss contingencies when it determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. These reserves are based on management judgment and estimates taking into consideration available information and are adjusted when events or circumstances cause these judgments or estimates to change. EME Homer City provides disclosure for contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. Gain contingencies are recognized in the financial statements when they are realized. Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenue and expenses recorded on the consolidated financial statements. See "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies," and "EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations" for a discussion of contingencies and regulatory issues, respectively.

Income Taxes

       SFAS No. 109, "Accounting for Income Taxes" requires the asset and liability approach for financial accounting and reporting for deferred income taxes. EME Homer City uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (FIN No. 48) clarified the accounting for uncertain tax positions. FIN No. 48 (adopted on January 1, 2007) requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. Management continues to monitor and assess new income tax developments. See "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Income Taxes" for additional details.

       As part of the process of preparing its financial statements, EME Homer City is required to estimate its income taxes in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within EME Homer City's balance sheet. In addition, estimated taxes for uncertain tax positions are accrued and included in accrued liabilities or other long-term liabilities in the balance sheet. Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Accounting for tax obligations requires judgments, including estimating reserves for potential adverse outcomes regarding tax positions that have been taken. Management uses judgment in determining whether the evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit.

       At December 31, 2008, EME Homer City had net federal and state deferred tax assets of $45 million. In assessing the realization of EME Homer City's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of EME Homer City's deferred income tax assets depends upon its ability to generate taxable income in the future or utilize losses through a reduction in the loan with Edison Mission Finance Co. On a quarterly basis, management evaluates the recoverability of its deferred tax assets to ensure there is adequate support for the realization of the deferred tax assets. In the event management were to determine that EME Homer City would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made.

       For additional information regarding EME Homer City's accounting policies, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies."

RESULTS OF OPERATIONS

Summary

       The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Years Ended December 31,
	2008	2007	2006
Operating Revenues (in millions)	$717	$764	$642
Statistics
Generation (in GWh)	11,334	13,649	12,286
Equivalent availability(1)	80.7%	89.4%	81.9%
Capacity factor(2)	68.3%	82.5%	74.3%
Load factor(3)	84.6%	92.4%	90.7%
Forced outage rate(4)	9.8%	4.1%	13.5%
Average realized energy price/MWh(5)	$56.24	$54.40	$48.02
Capacity revenue only (in millions)	$46	$30	$16
Average fuel costs/MWh	$23.35	$22.45	$23.05

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

(5)
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less unrealized SFAS No. 133 gains (losses) and other non-energy related revenue by (ii) total generation as shown in the table below. Revenue related to capacity sales are excluded from the calculation of average realized energy price.

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Operating revenues	$717	$764	$642
Less:
Unrealized (gains) losses	(21)	10	(35)
Capacity and other revenues	(59)	(31)	(17)

Realized revenues	$637	$743	$590

Generation (in GWh)	11,334	13,649	12,286
Average realized energy price/MWh	$56.24	$54.40	$48.02

Operating Revenues

       Operating revenues decreased $47 million in 2008 compared to 2007, and increased $122 million in 2007 compared to 2006. The 2008 decrease was primarily attributable to lower generation partially offset by higher average realized energy prices, an increase in unrealized gains related to hedge contracts

(described below), an increase in capacity revenues and the sale of excess coal inventory. Higher forced outages, lower off-peak dispatch and extended planned overhauls in 2008 contributed to lower generation. Capacity revenues increased in 2008 compared to 2007, as a result of participating in the PJM RPM auction. The 2007 increase was primarily attributable to higher generation and higher average realized energy prices, as compared to 2006. EME Homer City also had higher capacity revenues as a result of participating in the PJM RPM auctions. These increases were adversely affected by the timing of unrealized gains and losses from hedging activities. Hedging activities are described in more detail below.

       Included in operating revenues were unrealized gains (losses) from hedging activities of $21 million, $(10) million and $35 million for 2008, 2007 and 2006, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts was primarily attributable to changes in the difference between energy prices at PJM West Hub and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). See "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Energy Contracts" for more information regarding forward market prices and unrealized gains (losses), respectively.

       The average realized energy price received by EME Homer City increased to $56.24/MWh in 2008 as compared to $54.40/MWh in 2007 and $48.02/MWh in 2006. The average realized energy prices compare to average real-time market prices at the Homer City busbar of $57.72/MWh in 2008, $51.03/MWh in 2007 and $45.15/MWh in 2006. The average realized energy price for 2008 was below the average real-time market price at the Homer City busbar primarily due to effective hedge prices being below market prices for the same period. The average realized energy price for 2007 and 2006 was higher than the average real-time market price due to hedge contracts entered into in prior periods.

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

Operating Expenses

       Operating expenses decreased $27 million in 2008 compared to 2007, and increased $39 million in 2007 compared to 2006. Operating expenses consisted of expenses for fuel, loss (gain) on sale of emission allowances, plant operations, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Fuel expenses decreased $36 million in 2008 compared to 2007, and increased $23 million in 2007 compared to 2006. The 2008 decrease was primarily attributable to lower coal consumption as a result of lower generation and lower SO2 emission allowance costs. The 2007 increase was due to higher coal consumption as a result of higher generation, partially offset by lower coal prices and lower cost of SO2 emission allowances. EME Homer City's cost of SO2 emission allowances was $19 million, $31 million and $35 million in 2008, 2007 and 2006, respectively. The 2008 decrease was attributable to lower emission allowances required due to lower generation and lower market prices. In 2007, EME Homer City purchased more SO2 emission allowances, as compared to 2006, at lower market prices. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

       Loss (gain) from the sale of emission allowances was $(0.2) million, $1 million and $(2) million during 2008, 2007 and 2006, respectively. In 2008, EME Homer City sold excess SO2 emission allowances to third parties. In 2007 and 2006, EME Homer City sold excess NOX emission allowances to affiliates and third parties.

       Plant operations increased $7 million in 2008 compared to 2007, and $13 million in 2007 compared to 2006. Plant operations include labor and overhead, contract services, parts and supplies and other administrative costs. The 2008 increase was primarily attributable to higher maintenance expenses in 2008. EME Homer City had higher forced outages and scheduled maintenance in 2008 due to tube leak repairs, an extended planned overhaul and a fan motor failure. The 2007 increase was primarily attributable to higher maintenance costs related to a planned outage at Unit 2 during the second quarter. Planned maintenance expenses vary year to year based on the scheduled cycle times of equipment.

       Depreciation and amortization were $64 million, $61 million and $60 million during 2008, 2007 and 2006, respectively. As a result of the sale-leaseback in December 2001, depreciation and amortization consists primarily of EME Homer City's leasehold interest, which is being depreciated over the minimum term of the leases of 33.67 years.

       Administrative and general expenses were $4 million, $4 million and $5 million during 2008, 2007 and 2006, respectively.

Other Income (Expense)

       Interest and other income was $5 million, $8 million and $20 million during 2008, 2007 and 2006, respectively. Interest and other income typically relates to interest earned on cash and cash equivalents. In 2008, EME Homer City recorded other income of $3 million related to the settlement of a legal dispute. In 2007, EME Homer City recorded other income of $3 million related to an adjustment to the Unit 3 outage insurance claim from 2006. In 2006, EME Homer City recorded other income of $11 million for the estimated insurance recovery related to a Unit 3 outage.

       Interest expense was $124 million, $139 million and $145 million during 2008, 2007 and 2006, respectively. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also included interest of $29 million, $38 million and $40 million during 2008, 2007 and 2006, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance Co. EME Homer City had lower long-term debt balances during 2008 as compared to 2007 on the subordinated revolving loan agreement.

Provision for Income Taxes

       EME Homer City had effective income tax provision rates of 37%, 38% and 40% in 2008, 2007 and 2006, respectively. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

       The net fees earned by EMMT were $1 million for each of the years ended December 31, 2008, 2007 and 2006. Beginning in the second quarter of 2003, EMMT began prepaying in full for the following month's expected power generation. As a result of the accelerated payments, EME Homer City had payables due to EMMT of $65 million and $73 million at December 31, 2008 and 2007, respectively.

       EME Homer City entered into several transactions through EMMT for the purchase or sale of SO2 and NOX allowances. All transactions were completed at market price on the date of the transaction. Net consideration paid by EME Homer City was $33 million, $74 million and $27 million during 2008, 2007 and 2006, respectively.

Affiliate Financing

       EME Homer City obtained financing from Edison Mission Finance Co. in connection with its acquisition of the Homer City facilities, in the form of a subordinated revolving loan. The subordinated revolving loan matures in 2014, with no scheduled repayment prior to its maturity. This loan is subordinated to EME Homer City's lease rent obligations, with interest and principal payments subject to limitations based on EME Homer City's ability to make distributions under the sale-leaseback agreements. On December 8, 2003, EME Homer City amended and restated the subordinated revolving loan agreement and issued a note evidencing its repayment obligations under the loan agreement. The amended and restated subordinated revolving loan agreement had no effect on the financial terms of the agreement.

Tax-Allocation Agreements

       EME Homer City is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its indirect parent, Edison Mission Holdings Co. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, EME Homer City will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures in effect since EME Homer City's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which EME Homer City uses the long term state tax apportionment factors of the Edison International group. Also, while EME Homer

City is generally subject to separate return limitations for net losses, under the tax-allocation agreement EME Homer City is permitted to transfer to Edison Mission Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in its intercompany account balances (including the subordinated revolving loan). EME Homer City also files a separate state income tax return in Pennsylvania. Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $85 million and $91 million at December 31, 2008 and 2007, respectively.

       On March 31, 2006, EME Homer City entered into an amendment of its tax-allocation agreement with Edison Mission Holdings to provide for the option, at EME Homer City's discretion, to settle federal and state income tax liabilities under the tax-allocation agreement through an increase in indebtedness under the subordinated revolving loan agreement with Edison Mission Finance. In 2008 and 2006, pursuant to this amendment, EME Homer City elected this option to settle $42 million and $60 million, respectively, of intercompany tax liabilities through a loan under the subordinated revolving loan agreement with Edison Mission Finance.

Services Agreements with EME and Edison International

       Certain administrative services such as payroll, employee benefit programs, insurance, and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs and other services totaling $8 million for each of the years ended December 31, 2008, 2007 and 2006. EME Homer City had a net payable of $1 million and $0.3 million at December 31, 2008 and 2007, respectively, due to Edison International.

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

Management and Administration Agreement with Midwest Generation EME, LLC

       EME Homer City and Midwest Generation EME entered into a management and administration agreement pursuant to which Midwest Generation EME charges EME Homer City for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2008, 2007 and 2006 were $3 million, $2 million and $3 million, respectively. EME Homer City had a payable of $0.1 million at both December 31, 2008 and 2007 due to Midwest Generation EME related to this agreement.

New Accounting Pronouncements

       New accounting pronouncements are discussed in Note 1—Summary of Significant Accounting Policies—New Accounting Pronouncements under "EME Homer City Generation L.P. Notes to Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

Cash Flow

       At December 31, 2008, EME Homer City had cash and cash equivalents of $59 million compared to $142 million at December 31, 2007. Net working capital at December 31, 2008 was $(42) million compared to $(55) million at December 31, 2007. The working capital deficit primarily results from amounts due to affiliates.

       Net cash provided by operating activities was $50 million, $152 million and $89 million in 2008, 2007 and 2006, respectively. The 2008 decrease was primarily due to an increase in coal inventory primarily due to lower than expected generation, lower realized operating revenues and timing of cash receipts and disbursements related to working capital items. The 2007 increase was primarily attributable to higher net income in 2007, an increase of SO2 emission allowances and the timing of cash receipts and disbursement related to working capital items. EME Homer City made a $35 million interest payment to Edison Mission Finance in January 2007.

       Net cash used in financing activities was $89 million, $122 million and $34 million in 2008, 2007 and 2006, respectively. The 2008 decrease was primarily due to $82 million less in debt repayments under the subordinated revolving loan agreement, as compared to 2007. The 2007 increase was primarily attributable to total repayments of $118 million in 2007, versus total borrowings of $14 million in 2006, under the subordinated revolving loan agreement with Edison Mission Finance. In addition, EME Homer City received a payment of $45 million from the termination of the lease swap agreement in 2007, compared to advances of $61 million received under the lease swap agreement in 2006.

       Net cash used in investing activities was $44 million, $2 million and $1 million in 2008, 2007 and 2006, respectively. The 2008 increase was primarily due to a $32 million increase in capital expenditures. The 2007 increase was primarily due to a release of funds from EME Homer City's restricted cash accounts in 2007 as compared to the 2006 proceeds received from the sale of emission allowances and from a settlement with Alstom Power in connection with the 2002 outage of Unit 3. Capital expenditures were $44 million, $12 million and $11 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in 2008 capital expenditures primarily related to the preparation of the Homer City facilities for year round operation of its SCR's due to annual NOX requirements in 2009, replacement of major boiler components and upgrades to boiler and turbine controls.

       The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements. EME Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Capital Expenditures and Lease Covenants

       At December 31, 2008, the three-year estimated capital expenditures by EME Homer City were as follows:

	2009	2010	2011
	(in millions)
Plant capital expenditures	$29	$55	$29
Environmental expenditures	8	14	32

Total	$37	$69	$61

       Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components and main power transformer replacement. Environmental expenditures relate to projects such as mercury emission monitoring and control. EME Homer City plans to fund these expenditures with cash on hand or cash generated from operations. See further discussion regarding possible additional capital expenditures, including environmental control equipment, under "EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation."

       Under the participation agreements entered into as part of the sale-leaseback transaction, EME Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, EME Homer City's liquidity is substantially based on its ability to generate cash flow from operations. If EME Homer City is unable to generate cash flow from operations necessary to meet its obligations, EME Homer City will have limited ability to obtain additional capital unless its partners provide additional funding, which they are under no legal obligation to do.

       The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2008, the senior rent service coverage ratio was 2.05 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

       EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $30 million included in restricted cash at December 31, 2008 related to these reserve accounts.

Payments Made Under Subordinated Revolving Loan and Tax Payments

       The following table summarizes the payments by EME Homer City under its subordinated revolving loan with Edison Mission Finance Co., a subsidiary of EME, that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction and payments made pursuant to tax-allocation agreements:

	Years Ended December 31,
	2008	2007	2006(1)
	(in millions)
Payment of interest	$31	$69	$—
Payment of principal	79	118	—

Subordinated revolving loan payments	110	187	—
Tax payments under tax-allocation agreements	15	—	—

Total payments	$125	$187	$—

(1)
In 2006, EME made an equity contribution of $8.8 million for working capital purposes. Subsequently, EME Homer City made a permitted distribution to EME of $8.8 million through a payment of interest on the subordinated revolving loan.

Credit Ratings

       EME Homer City is not currently rated. EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. Credit ratings for EME and EMMT, at December 31, 2008, were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME	B1	BB-	BB-
EMMT	Not Rated	BB-	Not Rated

       On December 23, 2008, S&P assigned a negative outlook to its corporate ratings for EME and EMMT. EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

       EME Homer City's sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with EMMT to sell forward the output of its facilities if EMMT does not have an investment grade credit rating from S&P or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City, which is not rated, sold all the output from its facilities through EMMT in 2008, which has a below investment grade credit rating. In order to continue to sell forward the output of its facilities through EMMT, either: (1) a consent from the sale-leaseback owner participant must be obtained; or (2) EMMT must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that allows it to enter into such sales, under specified conditions, through March 1, 2014. EME Homer City is permitted to sell the output of its facilities into the spot market at any time. See "Market Risk Exposures—Commodity Price Risk."

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

       The following table summarizes EME Homer City's significant contractual obligations as of December 31, 2008:

		Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt to affiliate(1)	$513	$—	$—	$—	$513
Lease financing(2)	2,280	151	315	309	1,505
Operating lease obligations(3)	2	1	1	—	—
Purchase obligations:
Capital improvements	17	17	—	—	—
Fuel supply contracts	280	233	43	4	—
Coal cleaning agreement	11	6	5	—	—
Other contractual obligations	40	7	24	9	—
Employee benefit plan contribution(4)	1	1	—	—	—

Total Contractual Obligations	$3,144	$416	$388	$322	$2,018

(1)
See "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Long-Term Debt" for additional details. Table assumes long-term debt is held to maturity. Amount also includes interest payments totaling $155 million over life of debt.

(2)
Amount includes interest payments over the life of the lease.

(3)
See "EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Commitments and Contingencies—Lease Commitments" for additional details.

(4)
Amount includes estimated contribution for pension plans and postretirement benefits other than pensions. The estimated contributions beyond 2009 are not available. For more information, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other Than Pensions."

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

Purchase Obligations

Capital Improvements

       At December 31, 2008, EME Homer City had firm commitments in 2009 for capital expenditures primarily related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components and main power transformer replacement.

Fuel Supply Contracts

       At December 31, 2008, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements.

Coal Cleaning Agreement

       Effective January 1, 2006, EME Homer City entered into a coal cleaning agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. The agreement expires on December 31, 2010.

Other Contractual Obligations

       At December 31, 2008, EME Homer City had contractual commitments for the purchase of limestone, ammonia and materials for environmental controls equipment.

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

Indemnity Provided as Part of the Acquisition of the Homer City Facilities

       In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. See "—Contingencies—New Source Review Notice of Violation" for discussion of the NOV received by EME Homer City and associated indemnity claims. EME Homer City has not recorded a liability related to this indemnity.

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

New Source Review Notice of Violation

       On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the CAA. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. EME Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the United States Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. EME Homer City cannot predict at this time what effect this matter may have on its facilities, its results of operations, financial position or cash flows.

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

Environmental Matters and Regulations

       See the discussion on environmental matters and regulations in Note 9—Commitments and Contingencies under "EME Homer City Generation L.P. Notes to Financial Statements."

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

       EMMT uses "gross margin at risk" to identify, measure, monitor and control EME Homer City's overall market risk exposure with respect to hedge positions at the Homer City facilities. The use of this measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Gross margin at risk measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers and counterparty credit exposure limits.

Hedging Strategy

       To reduce its exposure to market risk, EME Homer City hedges a portion of its electricity sales through EMMT. To the extent that EME Homer City does not hedge its electricity sales, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through:

•
the use of future contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange or executed bilaterally with counterparties,

•
forward sales transactions entered into on a bilateral basis with third parties, including electric utilities and power marketing companies, and

•
participation in capacity auctions.

       The extent to which EME Homer City hedges its market price risk depends on several factors. First, EME Homer City evaluates over-the-counter market prices to determine whether the types of hedge transactions set forth above at forward market prices are sufficiently attractive compared to assuming the risk associated with fluctuating spot market sales. Second, EME Homer City's ability to enter into hedging transactions depends upon EMMT's credit capacity and upon the forward sales markets having sufficient liquidity to enable EME Homer City to identify appropriate counterparties for hedging transactions. In the case of hedging transactions related to the generation and capacity of the Homer City facilities, credit support is provided by EME.

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

       The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the past three years:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City Busbar			PJM West Hub
	2008	2007	2006	2008	2007	2006
January	$54.32	$40.30	$48.67	$66.80	$44.63	$54.57
February	61.74	64.27	49.54	68.29	73.93	56.39
March	65.37	55.00	53.26	70.48	61.02	58.30
April	61.99	52.42	48.50	69.12	58.74	49.92
May	49.37	48.12	44.71	59.84	53.89	48.55
June	78.72	45.88	38.78	98.50	60.19	45.78
July	72.39	48.23	53.68	91.80	58.89	63.47
August	60.16	55.44	58.60	73.91	71.00	76.57
September	52.33	48.90	33.26	66.04	60.14	34.40
October	44.46	53.89	37.42	52.88	61.11	39.65
November	44.99	47.27	40.13	54.50	55.25	44.83
December	46.74	52.58	35.29	50.62	59.67	40.53

Yearly Average	$57.72	$51.03	$45.15	$68.56	$59.87	$51.08

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

       The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar year 2009 and calendar year 2010 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub during 2008:

	24-Hour PJM West Hub Forward Energy Prices(1)
	2009	2010
January 31, 2008	$69.06	$68.43
February 29, 2008	75.03	72.59
March 31, 2008	75.55	71.76
April 30, 2008	79.64	74.91
May 31, 2008	83.91	78.42
June 30, 2008	94.90	87.10
July 31, 2008	75.89	73.66
August 31, 2008	70.49	70.44
September 30, 2008	66.23	68.31
October 31, 2008	59.32	62.97
November 30, 2008	58.17	62.39
December 31, 2008	54.66	59.21

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

       EMMT engages in hedging activities for the Homer City facilities to hedge the risk of future change in the price of electricity. Hedging activities are typically weighted toward on-peak periods. The following table summarizes EME Homer City's hedge position at December 31, 2008:

	2009	2010
GWh	4,096	2,662
Average price/MWh(1)	$82.94	$90.53

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at December 31, 2008 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

       The average price/MWh for EME Homer City's hedge position is based on the PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. See "—Basis Risk" below for a discussion of the difference.

Capacity Price Risk

       On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM provides a mechanism for PJM to satisfy the region's need for generation capacity, the cost of which is allocated to load-serving entities through a locational reliability charge.

       The following table summarizes the status of capacity sales for EME Homer City at December 31, 2008:

	January 1, 2009 to May 31, 2009		June 1, 2009 to May 31, 2010	June 1, 2010 to May 31, 2011	June 1, 2011 to May 31, 2012
Fixed Price Capacity Sales
MW	820		1,670	1,813	1,771
Price per MW-day	$111.92		$191.32	$174.29	$110.00
Variable Capacity Sales
MW	905		—	—	—
Price per MW-day	$56.56	(1)	—	—	—

(1)
Actual contract price is a function of NYISO capacity auction clearing prices in January through April 2009 and forward over-the-counter NYISO capacity prices on December 31, 2008 for May 2009.

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

       Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjust the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During 2008, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 16%, compared to 15% during 2007 and 12% during 2006. The monthly average difference during 2008 ranged from 7% to 21%.

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

Coal Price Risk

       The Homer City facilities purchase coal primarily obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements extending through 2012. The following table summarizes the amount of coal under contract at December 31, 2008 for the next four years:

	2009	2010	2011	2012
Amount of coal under contract in millions of equivalent tons(1)(2)	5.1	0.6	0.3	0.1

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

(2)
At December 31, 2008, there are options to purchase additional coal of 0.7 million tons in 2010 and 0.6 million tons in 2011, 0.5 million tons in 2012 and 0.1 million tons in 2013. Options to purchase 1.2 million tons in 2010 and 2011 are the subject of a dispute with the supplier. Pending dispute resolution, EME Homer City is exposed to price risk related to these volumes at December 31, 2008.

       EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, increased substantially during 2008 and increased steadily during 2007 from 2006. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) ranged from $61.75 per ton to $150 per ton during 2008 and decreased to a price of $76 per ton at January 9, 2009, as reported by the EIA. The 2008 increase in NAPP coal prices was primarily attributable to increased international and Atlantic basin coal demand resulting from a variety of factors in several countries consuming this coal. The current global economic conditions have tempered this demand and prices moderated as 2008 came to a close. In 2007, the price of NAPP coal fluctuated between $44.00 per ton to $55.25 per ton, which was the price per ton at December 21, 2007, as reported by the EIA. In 2006, the price of NAPP coal fluctuated between $37.50 per ton and $45.00 per ton, with a price of $43.00 per ton at December 15, 2006, as reported by the EIA. The 2007 increase in the NAPP coal price was in line with normal market price volatility.

Emission Allowances Price Risk

       The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pennsylvania regulations implemented the federal NOX SIP Call which required, through 2008, the holding of NOX allowances to cover ozone season NOX emissions. In addition, pursuant to Pennsylvania's implementation of the CAIR, electric generating stations are required to hold seasonal and annual NOX allowances beginning January 1, 2009. As part of the acquisition of the Homer City facilities, EME Homer City obtained the rights to the emission allowances that have been or are allocated to these facilities. EME Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. See "EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" for further discussion of the CAIR.

       EME Homer City is subject to price risk for purchases of emission allowances required for actual emissions greater than allowances held. The market price for emission allowances may vary significantly. For example, the average purchase price of SO2 allowances was $315 per ton in 2008, $512 per ton in 2007 and $664 per ton in 2006. Based on broker's quotes and information from public sources, the spot price for SO2 allowances was $210 per ton at December 31, 2008. EME Homer City does not anticipate any requirements to purchase SO2 emission allowances for 2009.

       Based on EME Homer City's anticipated annual and seasonal NOX requirements for 2009 beyond those allowances already purchased, EME Homer City expects that a 10% change in the price of annual and seasonal NOX emission allowances at December 31, 2008 would increase or decrease pre-tax income in 2009 by approximately $0.1 million.

       See "EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions.

Accounting for Energy Contracts

       EME Homer City uses a number of energy contracts to manage exposure from changes in the price of electricity, including forward sales and purchases of physical power and forward price swaps which settle only on a financial basis (including futures contracts). EME Homer City follows SFAS No. 133, and under this Standard these energy contracts are generally defined as derivative financial instruments. Importantly, SFAS No. 133 requires changes in the fair value of each derivative financial instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative financial instruments, see "Management's Overview; Critical Accounting Policies and Estimates—Critical Accounting Policies and Estimates—Derivative Financial Instruments and Hedging Activities."

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

       EME Homer City classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the statements of cash flows. The following table summarizes unrealized gains (losses) for the three-year period ended December 31, 2008:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Non-qualifying hedges	$1	$(1)	$2
Ineffective portion of cash flow hedges	20	(9)	33

Total unrealized gains (losses)	$21	$(10)	$35

       At December 31, 2008, unrealized losses of $0.1 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods (unrealized gains (losses) of $(1.6) million for 2009, $1 million for 2010, $0.3 million for 2011, and $0.2 million for 2012).

Fair Value of Financial Instruments

       EME Homer City adopted SFAS No. 157 effective January 1, 2008. The standard established a hierarchy for fair value measurements. See "EME Homer City Generation L.P. Notes to Financial Statements—Note 2. Fair Value Measurements," for further discussion of EME Homer City's adoption of SFAS No. 157.

       The following table summarizes the fair values for outstanding financial instruments used for hedging activities:

	December 31, 2008	December 31, 2007
	(in millions)
Commodity price:
Electricity contracts	$130	$(46)

       In assessing the fair value of EME Homer City's derivative financial instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The increase in fair value of electricity contracts at December 31, 2008 as compared to December 31, 2007 is attributable to a decline in the average market prices for power as compared to contracted prices at December 31, 2008, which is the valuation date. A 10% change in the market price at December 31, 2008 would increase or decrease the fair value of outstanding derivative commodity price contracts by approximately $47 million. The following table summarizes the maturities and the related fair value of EME Homer City's commodity derivative assets and liabilities as of December 31, 2008:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices provided by external sources	$130	$77	$53	$—	$—

       Prices provided by external sources in the preceding table include derivatives whose fair value is based on forward market prices in active markets adjusted for non-performance risks which would be considered Level 2 derivative positions when there are no unobservable inputs that are significant to the valuation. EMMT obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

Credit Risk

       In conducting EME Homer City's hedging activities, EMMT contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME Homer City would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting damages owed to EME Homer City. Further, EME Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time a counterparty defaulted.

       To manage credit risk, EMMT looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that EMMT would expect to incur if a counterparty failed to perform pursuant to the terms of its contractual obligations. EMMT measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EMMT also takes other appropriate steps to limit or lower credit exposure.

       EMMT has established processes to determine and monitor the creditworthiness of counterparties. EMMT manages the credit risk of its counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of EMMT's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

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

       EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 54% of EME Homer City's operating revenues for the year ended December 31, 2008. Moody's rates PJM's debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

       For 2008, a second customer, Constellation Energy Commodities Group, Inc., accounted for 24% of EME Homer City's operating revenues. Sales to Constellation largely consist of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which has a senior unsecured debt rating of BBB by S&P and Baa3 by Moody's.

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

Management's Report on Internal Control Over Financial Reporting

       EME Homer City's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Exchange Act Rule 13a-15(f), for EME Homer City. Under the supervision and with the participation of the partnership's principal executive officer and principal financial officer, EME Homer City's management conducted an evaluation of the effectiveness of EME Homer City's internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, EME Homer City's management concluded that EME Homer City's internal controls over financial reporting were effective as of December 31, 2008.

Internal Control Over Financial Reporting

       There were changes as described below in EME Homer City's internal controls over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, EME Homer City's internal controls over financial reporting.

       Effective July 1, 2008, the human resources module was implemented as part of the Edison International enterprise-wide project. The implementation of this module and the related workflow capabilities resulted in a material change to EME Homer City's financial reporting controls and procedures. Therefore, EME Homer City has modified the design and documentation of the internal control process and procedures relating to the new timekeeping system to replace and supplement existing internal controls over financial reporting, as appropriate. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in EME Homer City's internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

       None.

 EME HOMER CITY GENERATION L.P.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner of EME Homer City Generation, L.P.:

       In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EME Homer City Generation L.P. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in Notes 1, 2, 7 and 8 to the financial statements, the Partnership changed the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006, uncertain tax positions as of January 1, 2007, and fair value measurement and disclosure accounting principles as of January 1, 2008.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 2, 2009

 EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME
(In millions)

	Years Ended December 31,
	2008	2007	2006
Operating Revenues from Marketing Affiliate	$717	$764	$642
Operating Expenses
Fuel	270	306	283
Loss (gain) on sale of emission allowances	—	1	(2)
Plant operations	126	119	106
Depreciation and amortization	64	61	60
Administrative and general	4	4	5

Total operating expenses	464	491	452

Operating income	253	273	190

Other Income (Expense)
Interest and other income	5	8	20
Interest expense	(124)	(139)	(145)

Total other expense	(119)	(131)	(125)

Income before income taxes	134	142	65
Provision for income taxes	49	54	26

Net Income	$85	$88	$39

The accompanying notes are an integral part of these financial statements.

 EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In millions)

	December 31,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$59	$142
Due from affiliates	—	1
Fuel inventory	51	30
Spare parts inventory	28	26
Derivative assets	78	—
Deferred taxes	—	6
Intangible assets	36	45
Other current assets	15	4

Total current assets	267	254

Property, Plant and Equipment	2,199	2,155
Less accumulated depreciation and amortization	476	411

Net property, plant and equipment	1,723	1,744

Deferred taxes	80	96
Long-term derivative assets	54	—
Restricted cash	37	37
Long-term intangible assets	25	4

Total Assets	$2,186	$2,135

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$20	$17
Accrued liabilities	10	16
Due to affiliates	152	169
Interest payable	27	31
Interest payable to affiliates	7	8
Derivative liabilities	1	15
Deferred taxes	35	—
Current portion of lease financing	57	53

Total current liabilities	309	309

Long-term debt to affiliate	358	394
Lease financing, net of current portion	1,150	1,207
Benefit plans and other	43	39
Long-term derivative liabilities	1	31

Total Liabilities	1,861	1,980

Commitments and Contingencies (Note 9)
Partners' Equity	325	155

Total Liabilities and Partners' Equity	$2,186	$2,135

The accompanying notes are an integral part of these financial statements.

 EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In millions)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2005	$(66)	$1	$(65)
Net income	39	—	39
Adjustment to initially apply SFAS No. 158, net of income tax benefit of $1	(2)	—	(2)
Other comprehensive income	165	—	165

Balance at December 31, 2006	136	1	137

Net income	88	—	88
Other comprehensive loss	(70)	—	(70)

Balance at December 31, 2007	154	1	155

Net income	85	—	85
Other comprehensive income	85	—	85

Balance at December 31, 2008	$324	$1	$325

The accompanying notes are an integral part of these financial statements.

 EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2008	2007	2006
Net Income	$85	$88	$39
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Prior service adjustment, net of tax	2	—	—
Net gain (loss) adjustment, net of tax expense (benefit) of $(4) and $1 for 2008 and 2007, respectively	(7)	2	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $46, $(85) and $118 for 2008, 2007 and 2006, respectively	64	(116)	161
Reclassification adjustments included in net income, net of income tax benefit of $18, $32 and $3 for 2008, 2007 and 2006, respectively	26	44	4

Other comprehensive income (loss)	85	(70)	165

Comprehensive Income	$170	$18	$204

The accompanying notes are an integral part of these financial statements.

 EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net income	$85	$88	$39
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	62	60
Deferred taxes	(4)	(18)	(2)
Loss (gain) on sale of emission allowances	—	1	(2)
Increase in due to/from affiliates	(16)	50	28
Decrease (increase) in inventory	(23)	16	(11)
Decrease (increase) in other current assets	(11)	16	(17)
Decrease (increase) in intangible assets	(12)	(44)	1
Increase (decrease) in accounts payable and other current liabilities	(3)	5	(7)
Increase (decrease) in interest payable	(5)	(33)	30
Increase (decrease) in other liabilities	(2)	(1)	4
Decrease (increase) in derivative assets and liabilities	(21)	10	(34)

Net cash provided by operating activities	50	152	89

Cash Flows From Financing Activities
Refund of deposit under lease swap agreement	—	45	—
Advances under lease swap agreement	—	—	61
Payments under lease swap agreement	—	—	(62)
Borrowings on long-term obligations from affiliates	—	—	14
Repayments to affiliates	(36)	(118)	—
Repayments of lease financing	(53)	(49)	(47)

Net cash used in financing activities	(89)	(122)	(34)

Cash Flows From Investing Activities
Capital expenditures	(44)	(12)	(11)
Proceeds from sale of emission allowances	—	—	6
Proceeds from settlement claim	—	—	4
Restricted cash	—	10	—

Net cash used in investing activities	(44)	(2)	(1)

Net increase (decrease) in cash and cash equivalents	(83)	28	54
Cash and cash equivalents at beginning of period	142	114	60

Cash and cash equivalents at end of period	$59	$142	$114

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

       On December 7, 2001, EME Homer City completed a sale-leaseback of the Homer City facilities to third-party lessors for an aggregate purchase price of $1.591 billion, made up of $782 million in cash and assumption of debt (the fair value of which was $809 million). This transaction has been accounted for as a lease financing for accounting purposes.

Basis of Presentation

       The preparation of financial statements in conformity with GAAP requires EME Homer City to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

       Cash equivalents include money market funds totaling $38 million and $37 million at December 31, 2008 and 2007, respectively. The carrying value of cash equivalents approximates fair value due to maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

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

Income Taxes

       EME Homer City has made an election to be taxed as a corporation for federal and California state tax purposes. EME Homer City is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its indirect parent, Edison Mission Holdings Co. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, EME Homer City will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures in effect since EME Homer City's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which EME Homer City uses the state tax apportionment factors of the Edison International group. Also, while EME Homer City is generally subject to separate return limitations for net losses, under the tax-allocation agreement EME Homer City is permitted to transfer to Edison Mission Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in its intercompany account balances (including the subordinated revolving loan). EME Homer City also files a separate state income tax return in Pennsylvania. Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $85 million and $91 million at December 31, 2008 and 2007, respectively.

       EME Homer City accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. At December 31, 2008, EME Homer City had net federal and state deferred tax assets of $45 million. In assessing the realization of EME Homer City's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of EME Homer City's deferred income tax assets depends upon its ability to generate taxable income in the future or utilize losses through a reduction in the loan with Edison Mission Finance. On a quarterly basis, management evaluates the recoverability of its deferred tax assets to ensure there is adequate support for the realization of the deferred tax assets. In the event management were to determine that EME Homer City would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Because EME Homer City is expected to realize deferred tax assets through future taxable income or by reduction of intercompany loans, no valuation allowance has been recorded.

       Interest expense and penalties associated with income taxes are reflected in provision (benefit) for income taxes on the statements of income. For further discussion, see Note 7—Income Taxes.

Intangible Assets

       Intangible assets consist of emission allowances purchased by EME Homer City. These emission allowances are stated at weighted average cost. Emission allowances do not have a pre-determined contractual term or expiration date.

Inventory

       Inventory consists of spare parts, coal, fuel oil, and other raw materials and is stated at the lower of weighted average cost or market.

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

Statement of Financial Accounting Standards No. 159—

       In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115," which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. EME Homer City adopted this pronouncement effective January 1, 2008. The adoption of this standard had no impact because EME Homer City did not make an optional election to report additional financial assets and liabilities at fair value.

Statement of Financial Accounting Standards No. 157—

       In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. EME Homer City adopted SFAS No. 157 effective January 1, 2008. The adoption did not result in any retrospective adjustment to its financial statements. The accounting requirements for employers' pension and other postretirement benefit plans were effective at the end of 2008, which was the next measurement date for these benefit plans. EME Homer City will adopt this standard for nonrecurring nonfinancial assets and liabilities measured at fair value during the first quarter of 2009. Since this standard is applied prospectively, AROs existing before the adoption of the standard will not be adjusted for nonperformance risk. For further discussion, see Note 2—Fair Value Measurements.

FSP SFAS No. 157-3—

       In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on EME Homer City's financial statements.

Statement of Financial Accounting Standards No. 162—

       In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with GAAP. This statement transfers the GAAP hierarchy from the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles" to the FASB. SFAS No. 162 was effective on November 15, 2008. The adoption of this standard did not have an impact on EME Homer City's results of operations, financial position or cash flows.

Accounting Principles Not Yet Adopted

Statement of Financial Accounting Standards No. 161—

       In March 2008, the FASB issued SFAS No. 161, which requires additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 was effective for fiscal years beginning after November 15, 2008, with early adoption permitted. EME Homer City will adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 impacts disclosures only, the adoption of this standard will not have an impact on EME Homer City's results of operations, financial position or cash flows.

FSP SFAS No. 142-3—

       In April 2008, the FASB issued FSP SFAS No. 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. EME Homer City will adopt FSP SFAS No. 142-3 in the first quarter of 2009. The adoption of this position will not have an impact on EME Homer City's results of operations, financial position or cash flows.

FSP SFAS No. 132(R)-1—

       In December 2008, the FASB issued FSP SFAS No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This position requires additional plan asset disclosures about the major categories of assets, the inputs and valuation techniques used to measure fair value, the level within the fair value hierarchy, the effect of using significant unobservable inputs (Level 3) and significant concentrations of risk. This position is effective for years ending after December 15, 2009 and therefore, EME Homer City will adopt FSP SFAS No. 132(R)-1 at year-end 2009. FSP SFAS No. 132(R)-1 will impact disclosures only and will not have an impact on EME Homer City's results of operations, financial position or cash flows.

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

Restricted Cash

       Certain cash balances are restricted to pay amounts required for lease payments and provide collateral. Included in restricted cash were $30 million at each of December 31, 2008 and 2007 related to lease payments, and $7 million at each of December 31, 2008 and 2007 for collateral related to an environmental bond. See Note 9—Commitments and Contingencies—Lease Commitments—Facilities Sale Leaseback, for additional information regarding the lease payments.

Revenue Recognition

       EME Homer City records revenue and related costs as electricity is generated or services are provided unless EME Homer City is subject to SFAS No. 133 and does not qualify for the normal sales and purchases exception. EME Homer City enters into power and fuel hedging and optimization transactions under a contract with EMMT. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, EME Homer City takes title to the commodities, and assumes the risks and rewards of ownership. Therefore, EME Homer City records settlement of non-trading physical forward contracts on a gross basis. Consistent with Emerging Issues Task Force No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes," EME Homer City nets the cost of purchased power against related third-party sales in markets. Financial swap and option transactions are settled net and, accordingly, EME Homer City does not take title to the underlying commodity. Therefore, gains and losses from settlement of financial swaps and options are recorded net in operating revenues in the accompanying income statements. Managed risks typically include commodity price risk associated with fuel purchases and power sales.

Note 2. Fair Value Measurements

       SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price" in SFAS No. 157). SFAS No. 157 clarifies that a fair value measurement for a liability should reflect the entity's nonperformance risk. In addition, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are:

•
Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities;

•
Level 2—Pricing inputs include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•
Level 3—Prices or valuations that require inputs that are both significant to the fair value measurements and unobservable.

       EME Homer City's assets and liabilities carried at fair value primarily consist of derivative contracts and money market funds. Derivative contracts primarily relate to power and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange traded or over-the-counter traded.

       The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. The majority of derivative contracts used for hedging purposes are based on forward market prices in active markets (PJM West Hub) adjusted for non-performance risks. EMMT obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades. The majority of the fair value of EME Homer City's derivative contracts determined in this manner are classified as Level 2.

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

       In assessing non-performance risks, EME Homer City reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of non-performance. In light of recent market events, EME Homer City utilized market prices for credit default swaps in reducing the fair value of derivative assets by $1 million at December 31, 2008.

       Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices (unadjusted) in active markets.

       The following table sets forth EME Homer City's financial assets that were accounted for at fair value as of December 31, 2008 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total at December 31, 2008
	(in millions)
Assets at Fair Value
Money market funds(1)	$38	$—	$—	$38
Derivative contracts	—	131	—	131
Liabilities at Fair Value
Derivative contracts	$—	$(1)	$—	$(1)

(1)
Included in cash and cash equivalents on EME Homer City's balance sheet.

       The following table sets forth a summary of changes in the fair value of EME Homer City's Level 3 derivative contracts, net for the periods ended December 31, 2008:

2008
(in millions)
Fair value of derivative contracts, net at January 1, 2008	$(2)
Total realized/unrealized gains (losses):
Included in earnings(1)	36
Included in accumulated other comprehensive income (loss)	—
Purchases and settlements, net	(36)
Transfers in or out of Level 3	2

Fair value of derivative contracts, net at December 31, 2008	$—

(1)
Reported in operating revenues on EME Homer City's statements of income.

       The change in unrealized gains (losses) related to derivative contracts, net held at December 31, 2008 for the year-ended December 31, 2008 was immaterial.

       The carrying amount and fair value for outstanding derivative contracts at December 31, 2007 was a liability of $46 million.

Note 3. Risk Management

Commodity Price Risk Management

       EME Homer City's risk management policy allows for the use of derivative financial instruments through EMMT to limit financial exposure from fluctuations in electricity, capacity, fuel prices, emission allowances and transmission rights for non-trading purposes. Use of these instruments exposes EME Homer City to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME Homer City's risk management policies, through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. EMMT uses "gross margin at risk" to identify, measure, monitor and control EME Homer City's overall market risk exposure with respect to hedge positions at the Homer City facilities. The use of this measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Gross margin at risk measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers and counterparty credit exposure limits.

Credit Risk

       In conducting EME Homer City's hedging activities, EMMT contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME Homer City would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting damages owed to EME Homer City. Further, EME Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time a counterparty defaulted.

       To manage credit risk, EMMT looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that EMMT would expect to incur if a counterparty failed to perform pursuant to the terms of its contractual obligations. EMMT measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EMMT also takes other appropriate steps to limit or lower credit exposure.

       EMMT has established processes to determine and monitor the creditworthiness of counterparties. EMMT manages the credit risk of its counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of EMMT's counterparties.

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

       EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 54%, 70% and 58% of EME Homer City's operating revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Moody's rates PJM's debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

       For the year ended December 31, 2008, EMMT made sales to Constellation Energy Commodities Group, Inc. that accounted for approximately 24% of EME Homer City's operating revenues. Sales to Constellation largely consisted of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which has a senior unsecured debt rating of BBB by S&P and Baa3 by Moody's. For the year ended December 31, 2007, EMMT made sales to American Electric Power Service Corporation that accounted for approximately 11% of EME Homer City's operating revenues. For the year ended December 31, 2006, EMMT made sales to Coral Power, LLC that accounted for approximately 21% of EME Homer City's operating revenues.

Note 4. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive gain (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Gains (Losses) and Prior Service Adjustments, Net(1)	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2006	$58	$(2)	$56
Change for 2007	(72)	2	(70)

Balance at December 31, 2007	(14)	—	(14)
Change for 2008	90	(5)	85

Balance at December 31, 2008	$76	$(5)	$71

(1)
For further detail, see Note 8—Compensation and Benefit Plans.

       Unrealized gains on cash flow hedges, net of tax, at December 31, 2008, included unrealized gains on commodity hedges related to futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, $45 million, after tax, of the net unrealized gains on cash flow hedges at December 31, 2008 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded net gain (losses) of $6 million, $(28) million and $(4) million during the years ended December 31, 2008, 2007 and 2006, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues on EME Homer City's income statements.

Note 5. Property, Plant and Equipment

       At December 31, 2008 and 2007, property, plant and equipment consisted of the following:

	2008	2007
	(in millions)
Land	$7	$7
Power plant facilities	3	3
Plant and equipment under lease financing	1,591	1,591
Leasehold improvements	127	105
Emission allowances	434	434
Construction in progress	26	5
Equipment, furniture and fixtures	10	9
Capitalized leased equipment	1	1

	2,199	2,155
Less accumulated depreciation and amortization	476	411

Property, plant and equipment, net	$1,723	$1,744

       As a result of the sale-leaseback transaction on December 7, 2001, a majority of the generating facilities and equipment were classified as power plant and equipment under lease financing. EME Homer City recorded amortization expense related to the leased facilities of $47 million for all three years ended December 31, 2008, 2007 and 2006. Accumulated amortization related to the leased facilities was $335 million and $287 million at December 31, 2008 and 2007, respectively.

Asset Retirement Obligations

       EME Homer City applies SFAS No. 143, "Accounting for Asset Retirement Obligations" as interpreted by FIN No. 47, "Accounting for Conditional Asset Retirement Obligations." SFAS No. 143 as interpreted requires entities to record the fair value of a liability for an ARO in the period in which it is incurred, including a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. When an ARO liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

       EME Homer City recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

	2008	2007	2006
	(in millions)
Beginning balance	$6	$6	$5
Accretion expense	—	—	1
Change in estimates	(3)	—	—

Ending balance	$3	$6	$6

Note 6. Long-Term Debt

       EME Homer City entered into a subordinated revolving loan agreement during 1999 with Edison Mission Finance Co. This loan agreement bears interest at a fixed rate of 8.0% on outstanding amounts and terminates on March 18, 2014. On December 8, 2003, EME Homer City amended and restated the loan agreement with Edison Mission Finance and issued a note evidencing its repayment obligations under the loan agreement. The amended and restated loan agreement had no effect on the financial terms of the agreement. EME Homer City owed approximately $358 million and $394 million under the loan agreement at December 31, 2008 and 2007, respectively. EME Homer City is restricted under the participation agreements entered into as a part of the sale-leaseback transaction from making any payments under this facility unless specified conditions are met.

       EME Homer City incurred interest costs related to its affiliate debt of $29 million, $38 million and $40 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 7. Income Taxes

       Income tax provision includes the current tax provision from operating income and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax asset were:

	Years Ended December 31,
	2008	2007
	(in millions)
Deferred tax assets
Lease financing	$116	$109
Derivative instruments	—	19
Accrued expenses and liabilities	5	3
State taxes	3	5
Other	1	1

Total	125	137
Deferred tax liabilities
Property, plant and equipment—basis differences	$29	$35
Derivative instruments	51	—

Total	80	35

Deferred tax asset, net	$45	$102

Classification of accumulated deferred income taxes:
Included in current assets	$—	$6
Included in non-current assets	80	96
Included in current liabilities	35	—

       The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Current
Federal	$43	$56	$22
State	12	19	6

Total current	55	75	28

Deferred
Federal	(3)	(18)	(2)
State	(3)	(3)	—

Total deferred	(6)	(21)	(2)

Provision for income taxes	$49	$54	$26

       Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Provision for federal income taxes at statutory rate	$47	$50	$23
Increase (decrease) in taxes from:
State tax, net of federal benefit	5	10	4
Qualified production deduction	(3)	(3)	(1)
Changes in uncertain tax positions	—	(3)	—

Total provision for income taxes	$49	$54	$26

Effective tax rate	37%	38%	40%

Accounting for Uncertainty in Income Taxes

       The following table provides a reconciliation of unrecognized tax benefits:

	December 31,
	2008	2007
	(in millions)
Beginning balance	$—	$4
Tax positions taken during current year
Increases	—	—
Decreases	—	2
Tax positions taken during a prior year
Increases	—	—
Decreases	—	2
Decreases for settlements during the period	—	2
Decreases resulting from a lapse in statute of limitations	—	—

Ending balance	$—	$—

       The total amount of accrued interest and penalties was $0.4 million as of December 31, 2008 and 2007. The total amount of interest income and penalties recognized in income tax expense was none and $1 million for 2008 and 2007, respectively. EME Homer City remains subject to examination by the Internal Revenue Service, the California Franchise Tax Board, and other state authorities from 1994 to present. EME Homer City is included in the federal consolidated income tax return filed by Edison International. During 2008, the Internal Revenue Service commenced an examination of Edison International's consolidated federal income tax return for the tax years 2003 through 2006.

       On March 31, 2006, EME Homer City entered into an amendment of its tax-allocation agreement with Edison Mission Holdings to provide for the option, at EME Homer City's discretion, to settle federal and state income tax liabilities under the tax-allocation agreement through an increase in indebtedness under the subordinated revolving loan agreement with Edison Mission Finance. In 2008 and 2006, pursuant to this amendment, EME Homer City elected this option to settle $42 million and $60 million, respectively, of intercompany tax liabilities through a loan under the subordinated revolving loan agreement with Edison Mission Finance.

Note 8. Compensation and Benefit Plans

       Employees of EME Homer City are eligible for various benefit plans of Edison International.

Employee Savings Plan

       A 401(k) plan is maintained to supplement eligible employees' retirement income. EME Homer City matches 100% of non-union employee contributions up to 6% of such employees' base annual compensation. EME Homer City also matches 70% of contributions made by union employees, up to 4% of base annual compensation. Employer contributions vest 20% per year. Contribution expense was approximately $1 million for each year ended December 31, 2008, 2007 and 2006.

Pension Plans and Postretirement Benefits Other Than Pensions

       SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension plan and other postretirement plans as assets or liabilities in their balance sheet; the assets or liabilities are normally offset through other comprehensive income. EME Homer City adopted SFAS No. 158 prospectively on December 31, 2006.

Pension Plans

       EME Homer City maintains a pension plan specifically for the benefit of its union employees. A portion of EME Homer City's non-union employees participate in the Edison International pension plan. Eligibility depends on a number of factors, including the employee's hire date. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The Edison International plan has a cash balance feature. The expected contributions (all by employer) for the plans are approximately $1 million for the year ended December 31, 2009. The fair value of plan assets is determined primarily by quoted market prices.

       Volatile market conditions have affected the value of the trusts established to fund its future long-term pension benefits. The market value of the investments (reflecting investment returns, contributions and benefit payments) within the plan trusts declined significantly during 2008. This reduction in the value of plan assets will result in increased future pension expense and contributions. Changes in the plan's funded status affect the assets and liabilities recorded on the balance sheet in accordance with SFAS No. 158. The Pension Protection Act of 2006 establishes new minimum funding standards and restricts plans underfunded by more than 20% from providing lump sum distributions and adopting amendments that increase plan liabilities.

       Information on plan assets and benefits obligations is shown below:

	Years Ended December 31,
	2008	2007
	(in millions)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$25	$24
Service cost	1	1
Interest cost	2	1
Actuarial gain	(1)	(1)

Projected benefit obligation at end of year	$27	$25

Change in plan assets
Fair value of plan assets at beginning of year	$19	$16
Actual return (loss) on plan assets	(6)	1
Employer contributions	2	2

Fair value of plan assets at end of year	$15	$19

Funded status at end of year	$(12)	$(6)

Amounts recognized in balance sheets:
Long-term liabilities	$(12)	$(6)
Amounts recognized in accumulated other comprehensive income (loss):
Net loss (gain)	$5	$(2)
Accumulated benefit obligation at end of year	$23	$21
Pension plan with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$27	$25
Accumulated benefit obligation	23	21
Fair value of plan assets	15	19
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	6.25%	6.25%
Rate of compensation increase	5.0%	4.5% to 5.0%

  Expense components and other amounts recognized in other comprehensive income (loss)

       Expense components:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Service cost	$1	$2	$2
Interest cost	2	1	1
Expected return on plan assets	(2)	(1)	(1)

Total expense	$1	$2	$2

       Other changes in plan assets and benefit obligations recognized in other comprehensive loss:

	Years Ended December 31,
	2008	2007
	(in millions)
Net loss (gain)	$5	$(2)

Total in other comprehensive (income) loss	$5	$(2)

Total in expense and other comprehensive loss	$6	$—

       The estimated amortization amounts reclassified from other comprehensive loss for 2009 are $0.4 million for net gain.

	Years Ended December 31,
	2008	2007	2006
Weighted-average assumptions:
Discount rate	6.25%	5.75%	5.5%
Rate of compensation increase	5.0%	4.5% to 5.0%	5.0%
Expected long-term return on plan assets	7.5%	7.5%	7.5%

       The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending December 31,	(in millions)
2009	$1
2010	1
2011	2
2012	2
2013	2
2014-2018	9

       Asset allocations are:

		December 31,
	Target for 2009
		2008	2007
United States equity	39%	41%	47%
Non-United States equity	17%	22%	25%
Private equity	4%	4%	2%
Fixed income	40%	33%	26%

Postretirement Benefits Other Than Pensions

       A portion of EME Homer City's non-union employees retiring at or after age 55 with at least ten years of service are eligible for postretirement health care, dental, life insurance and other benefits paid in part by EME Homer City. Eligibility depends on a number of factors, including the employee's hire date. Employees in union-represented positions who were eligible to retire prior to May 14, 2002 are covered under the postretirement benefit plans of GPU, Inc., their employer prior to EME Homer City's acquisition of the facilities in 1999. Commencing in 2009, union-represented employees who retire at age 55 with ten years of service are eligible for subsidized health care, dental and vision benefits. The expected contributions (all by the employer) for the postretirement benefits other than pensions trust are $1 million for the year ended December 31, 2009.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2008	2007
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$25	$23
Service cost	1	1
Interest cost	1	1
Actuarial loss	3	—
Amendments	(2)	—
Benefits paid	(1)	—

Benefit obligation at end of year	$27	$25

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1	—
Benefits paid	(1)	—

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(27)	$(25)

Amounts recognized in balance sheets:
Long-term liabilities	$(27)	$(25)
Amounts recognized in accumulated other comprehensive (income) loss:
Prior service credit	$(2)	$—
Net loss	5	2
Weighted-average assumptions used to determine obligations at end of year: Discount rate	6.25%	6.25%
Assumed health care cost trend rates:
Rate assumed for following year	8.75%	9.25%
Ultimate rate	5.5%	5.0%
Year ultimate rate reached	2016	2015

  Expense components and other amounts recognized in other comprehensive income

       Expense components:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Service cost	$1	$1	$1
Interest cost	1	1	1

Total expense	$2	$2	$2

       Other changes in plan assets and benefit obligations recognized in other comprehensive loss:

	Years Ended December 31,
	2008	2007
	(in millions)
Net loss (gain)	$6	$(1)
Prior service credit	(3)	—

Total in other comprehensive (income) loss	$3	$(1)

Total in expense and other comprehensive loss	$5	$1

       The estimated amortization amounts reclassified from other comprehensive loss for 2009 are $0.3 million for net loss and $(0.3) million for prior service credit.

	Years Ended December 31,
	2008	2007	2006
Weighted-average assumptions used to determine expense:
Discount rate	6.25%	5.75%	5.5%
Assumed health care cost trend rates:
Current year	9.25%	9.25%	10.25%
Ultimate rate	5.0%	5.0%	5.0%
Year ultimate rate reached	2015	2015	2011

       Increasing the health care cost trend rate by one percentage point would increase the accumulated benefit obligation as of December 31, 2008, by $4 million and annual aggregate service and interest costs by $0.3 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated benefit obligation as of December 31, 2008, by $4 million and annual aggregate service and interest costs by $0.3 million.

       The following benefit payments are expected to be paid:

Year ended December 31,	Before Subsidy(1)	Net
	(in millions)
2009	$1	$1
2010	1	1
2011	1	1
2012	1	1
2013	2	2
2014-2018	10	10

(1)
Medicare Part D prescription drug benefits.

Discount Rate

       The discount rate enables EME Homer City to state expected future cash flows at a present value on the measurement date. EME Homer City selects its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows, matching the timing and amount of expected benefit payments. Two corporate yield curves were considered, Citigroup and AON.

Description of Pension Investment Strategies

       The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. As a result of the significant increase in global financial markets volatility, during 2008 and in early 2009, the trusts' investment committee approved interim changes in target asset allocations. EME Homer City employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles, and securities. Plan, asset class and individual manager performance is measured against targets. EME Homer City also monitors the stability of its investments managers' organizations.

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

       Permitted ranges around asset class portfolio weights are plus or minus 3%. Where approved by the fiduciary investment committee, futures contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Where authorized, a few of the plan's investment managers employ limited use of derivatives, including futures contracts, options, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage the plans or any portfolios.

Determination of the Expected Long-Term Rate of Return on Assets

       The overall expected long-term rate of return on assets assumption is based on the long-term target asset allocation for plan assets and capital markets return forecasts for asset classes employed. A portion of postretirement benefits other than pensions trust asset returns are subject to taxation, so the expected long-term rate of return for these assets is determined on an after-tax basis.

Capital Markets Return Forecasts

       Capital markets return forecasts are based on a long-term equilibrium forecast from an independent firm, as well as a separate analysis of expected equilibrium returns. The independent firm uses its research and judgment to determine long-term equilibrium forecasts. A core set of macroeconomic variables is used including real GDP growth, personal consumption expenditures, the federal funds target rate, dividend yield, and the treasury yield curve. Fixed income, equity and private equity returns are determined from these factors. In addition, a separate analysis of equilibrium returns is made. The estimated total return for fixed income is based on an equilibrium yield for intermediate United States government bonds plus a premium for exposure to non-government bonds in the broad fixed income market. The equilibrium yield is based on analysis of historic and projected data and is consistent with experience over various economic environments. The premium of the broad market over United States government bonds is an historic average premium. The estimated rate of return for equity includes a 3% premium over the estimated total return of intermediate United States government bonds. The rate of return for private equity is estimated to be a 5% premium over public equity, reflecting a premium for higher volatility and illiquidity.

Note 9. Commitments and Contingencies

Lease Commitments

       EME Homer City had operating leases in place relating mainly to tractors and trucks. EME Homer City also has a lease financing with respect to its facilities, which is described in more detail below. At December 31, 2008, the future minimum payments over the next five years were as follows:

Years Ending December 31,	Operating Leases	Lease Financing
	(in millions)
2009	$1	$151
2010	1	155
2011	—	160
2012	—	160
2013	—	149
Thereafter	—	1,505

Total future commitments	$2	2,280

Amount representing interest		1,073

Net commitments		$1,207

       Operating lease expense amounted to $2 million, $2 million and $1 million in 2008, 2007 and 2006, respectively.

Facilities Sale-Leaseback

       On December 7, 2001, EME Homer City completed the sale-leaseback of its Homer City facilities to third-party lessors for an aggregate purchase price of $1.591 billion, comprised of $782 million in cash and assumption of debt (the fair value of which was $809 million). The leases EME Homer City entered into as part of this transaction are referred to as facility leases. The transaction has been accounted for as a lease financing for accounting purposes, which means that EME Homer City reflects the Homer City facilities as an asset on its balance sheet, although EME Homer City has no legal ownership, and records the net present value of the future minimum lease payments as lease debt. Under the terms of the 33.67 year leases, EME Homer City is obligated to make semi-annual lease payments on each April 1 and October 1. The gain on the sale of the Homer City facilities has been deferred and is being amortized over the term of the lease.

       Under the participation agreements entered into as part of the sale-leaseback transaction, EME Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, EME Homer City's liquidity is substantially based on its ability to generate cash flow from operations. If EME Homer City is unable to generate cash flow from operations necessary to meet its obligations, EME Homer City will have limited ability to obtain additional capital unless its partners provide additional funding, which they are under no legal obligation to do.

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

       In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1, subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2008, the senior rent service coverage ratio was 2.05 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. If all accrued rent, including both the senior portion and the equity portion of the rent, has been paid and all other required conditions have been met, amounts remaining in the distribution account will be available for distribution to the partners in EME Homer City or available to prepay principal under the intercompany loan agreement with Edison Mission Finance, subject to certain restrictions in the sale-leaseback documentation, including restrictions on distributions.

       EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $30 million included in restricted cash at each December 31, 2008 and 2007 related to these reserve accounts.

Termination of Lease Swap Agreement

       In connection with the sale-leaseback transaction, EME Homer City had entered into a swap agreement with a bank in order to more effectively match its cash flow, which generally is higher during the summer months when energy prices are higher, with its lease payments. On March 30, 2007, EME Homer City terminated the lease swap agreement and received a refund of the net deposit and the accrued interest totaling $46 million.

Other Commitments

Capital Improvements

       At December 31, 2008, EME Homer City had firm commitments to spend approximately $17 million on capital expenditures in 2009 primarily related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components and main power transformer replacement. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

       At December 31, 2008, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to be $280 million in the next four years summarized as follows: 2009—$233 million; 2010—$29 million; 2011—$14 million; and 2012—$4 million.

Coal Cleaning Agreement

       Effective January 1, 2006, EME Homer City entered into a coal cleaning agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by EME Homer City. The agreement expires on December 31, 2010. Based on the contract provisions, the minimum commitments are currently estimated to be $11 million in the next two years summarized as follows: 2009—$6 million and 2010—$5 million.

Other Contractual Obligations

       At December 31, 2008, EME Homer City had contractual commitments for the purchase of limestone, ammonia and materials for environmental controls equipment. The minimum commitments are currently estimated to be $40 million in the next five years summarized as follows: 2009—$7 million; 2010—$12 million; 2011—$12 million; 2012—$5 million; and 2013—$4 million.

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

Indemnity Provided as Part of the Acquisition of the Homer City Facilities

       In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. See "—Contingencies—New Source Review Notice of Violation" for discussion of the NOV received by EME Homer City and associated indemnity claims. EME Homer City has not recorded a liability related to this indemnity.

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

New Source Review Notice of Violation

       On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the CAA. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. EME Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the United States Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. EME Homer City cannot predict at this time what effect this matter may have on its facilities, its results of operations, financial position or cash flows.

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

       At December 31, 2007, EME Homer City had a $1 million receivable recorded related to an insurance claim related to a main transformer failure on Unit 3 in 2006. During 2007 and 2006, $3 million and $11 million, respectively, related to business interruption insurance coverage were recorded and have been reflected in other income (expense) on EME Homer City's statements of income. EME Homer City received $1 million and $18 million in cash payments related to insurance claims during 2008 and 2007, respectively.

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

Air Quality Regulation

       The federal CAA, state clean air acts, and federal and state regulations implementing such statutes have substantial impacts on power generation facilities, particularly coal-fired plants. Federal environmental regulations require reductions in emissions and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. Compliance with these regulations and SIPs will affect the costs and the manner in which EME Homer City conducts its business, and will likely require EME Homer City to make substantial additional capital expenditures. There is no assurance that EME Homer City would be able to recover these increased costs from its customers or that EME Homer City's financial position and results of operations would not be materially adversely affected as a result.

Clean Air Interstate Rule

       The CAIR, issued by the US EPA on March 10, 2005, applies to 28 eastern states and the District of Columbia and is intended to address ozone and fine particulate matter attainment issues by reducing regional NOX and SO2 emissions. The CAIR reduces the current CAA Title IV Phase II SO2 emission allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also requires reductions in regional NOX emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. Pennsylvania has developed SIPs to meet CAIR requirements. The Pennsylvania SIPs for the CAIR substantively matched the federal CAIR requirements.

       The CAIR was challenged in court by state, environmental and industry groups, and in July 2008 a three-judge panel of the District of Columbia Circuit Court of Appeals issued a decision to vacate the CAIR in its entirety and remand to the US EPA to issue a new rule consistent with the decision once the Court issued its mandate. The decision raised significant questions as to whether the US EPA would be able to design cap-and-trade programs for NOX and SO2 that are authorized and consistent with the CAA provisions that address upwind contributions to downwind states' noncompliance with national ambient air quality standards for ozone and fine particulate matter. Following the decision, the US EPA requested that states reinstate the existing "SIP Call" ozone season NOX cap-and-trade program, which was due to be replaced by the CAIR.

       In September 2008, the US EPA and other parties requested a rehearing of the decision by the same three-judge panel or by the full District of Columbia Circuit Court. In December 2008, the Court remanded the CAIR to the US EPA without vacating the rule, "so that the US EPA may remedy CAIR's flaws in accordance with the Court's July 11, 2008 opinion in the case." The practical impact of the remand is that CAIR requirements became effective January 1, 2009 and are to remain in place until the US EPA promulgates a revised rule. The timing and substance of the revised rule are not yet clear. The Court did not set a date by which the US EPA must act on the remand, but the judges noted that they did not intend to grant an indefinite stay of their decision and that the petitioners could bring a petition to the Court if US EPA fails to act in a timely manner. There is substantial uncertainty as to how the US EPA will address the deficiencies identified by the Court and the impact revised regulations will have on SIPs promulgated to implement the CAIR. In addition, the US EPA has allowed states to rely on compliance with the CAIR to satisfy obligations under other CAA programs, including regional haze regulations and reasonably available control technology requirements. Depending on what happens with respect to the CAIR, the Homer City facilities may be subject to additional requirements pursuant to these programs.

       EME Homer City expects that compliance with the CAIR, and revised or additional state regulations promulgated to comply with a revised CAIR and/or other air regulatory requirements, could result in increased capital expenditures and operating expenses.

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

Clean Air Mercury Rule

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

       On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit vacated both rules and remanded the matter to the US EPA. The United States and the Utility Air Regulatory Group had petitioned the Supreme Court to review the D.C. Circuit's decision, but the United States subsequently filed a motion to withdraw its petition based on a determination by the US EPA to develop a new mercury regulation pursuant to Section 112 of the CAA. On February 23, 2009, the U.S. Supreme Court declined to review the D.C. Circuit's decision.

       Until CAMR is replaced by a new mercury rule, mercury regulation will come from state regulatory bodies. As described below, the Homer City facilities are already subject to significant unit-specific mercury emission reduction requirements under Pennsylvania law (although, as noted below, a Pennsylvania court has recently invalidated Pennsylvania's mercury regulations). Until new federal standards are developed, EME Homer City will not be able to determine whether it will be necessary to undertake measures beyond those required by state regulations.

       On February 17, 2007, the PADEP published in the Pennsylvania Bulletin regulations that would require coal-fired power plants to reduce mercury emissions by 80% by 2010 and 90% by 2015. The rule does not allow the use of emissions trading to achieve compliance. The rule became final upon publication. The Pennsylvania CAMR SIP, which embodies PADEP's mercury regulation, was pending approval by the US EPA prior to the February 8, 2008 Court of Appeals decision vacating the federal CAMR. On September 15, 2008, PPL Generation filed a Petition for Review with the Commonwealth Court seeking relief from Pennsylvania's mercury rule for coal-fired power plants, alleging that the PADEP cannot regulate power plant emission sources under Section 111 of the CAA, but must instead consider emission controls on a case-by-case basis as required by Section 112. On January 30, 2009, the Court issued an opinion declaring Pennsylvania's mercury rule unlawful, invalid and unenforceable, and enjoining Pennsylvania from continued implementation and enforcement of the rule. The PADEP has appealed this matter to the Pennsylvania Supreme Court.

       If the Homer City facilities are required to meet the 2010 deadline for mercury emissions reductions, EME Homer City would plan to achieve compliance by operating an existing FGD system on one generating unit and utilizing an appropriate combination of sorbent injection and coal washing on the other two units. In order to meet reductions in emissions by the 2015 deadline, it is likely that additional environmental control equipment will need to be installed. If additional environmental equipment is required in the form of FGD equipment, EME Homer City would need to make commitments during 2011 or 2012. EME Homer City continues to study available environmental control technologies and estimated costs to reduce SO2 and mercury and to monitor developments related to mercury and other environmental regulations.

Ambient Air Quality Standards

       The US EPA designated non-attainment areas for its 8-hour ozone standard on April 30, 2004, and for its fine particulate matter standard on January 5, 2005. Indiana County, the location of the Homer City facilities, is in a non-attainment area for both standards.

       On September 22, 2006 the US EPA issued a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same as originally proposed but the 24-hour fine particulate standard is significantly more stringent. On February 24, 2009, the U.S. Court of Appeals for the D.C. Circuit remanded the annual fine particulate matter standard to the US EPA for review. The more stringent 24-hour fine particulate standard (and depending on the course of the remand, a further revised annual standard) may require states to impose further emission reductions beyond those necessary to meet the existing standards. EME Homer City anticipates that any such further emissions reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

       On March 12, 2008, the US EPA issued a final rule to make revisions to the primary and secondary national ambient air quality standards for ozone. With regard to the primary and standards for ozone, the US EPA reduced the level of the 8-hour standard to 0.075 parts per million (ppm). The US EPA solicited comment on alternative levels down to 0.060 ppm and up to and including retaining the current 8-hour standard of 0.08 ppm (effectively 0.084 ppm using current data rounding conventions). The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. EME Homer City anticipates that any such further emission reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

       In March 2007, the PADEP requested a redesignation of Clearfield and Indiana counties to attainment with respect to the 8-hour ozone standard. The PADEP also submitted a maintenance plan indicating that the existing (and upcoming) regulations controlling emissions of volatile organic compounds and NOX will result in continued compliance with the 8-hour ozone standard. The US EPA accepted the plan on August 1, 2007. Accordingly, EME Homer City believes that the Homer City facilities will likely not need to install additional pollution control as a result of the 8-hour ozone standard.

       With respect to fine particulates, Pennsylvania submitted the SIP to the US EPA on December 7, 2007. EME Homer City does not believe at this time that it will impose more stringent requirements than those already applicable to the Homer City Facilities.

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

       States were required to revise their SIPs by December 2007 to demonstrate reasonable further progress towards meeting regional haze goals. On January 9, 2009, the US EPA found that 37 states, including Pennsylvania, had failed to submit all or a portion of their regional haze SIPs. For those states that have yet to make a submission, or that have made a submission that does not include particular SIP elements, the US EPA is making a "finding of failure to submit." The US EPA finding initiates a two-year deadline for issuance of a Federal Implementation Plan which would provide the basic program requirements for each state that has not completed an approved plan of its own by January 15, 2011.

Emission reductions achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. It is possible that sources subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the CAIR although, as previously noted, the D.C. Circuit Court's decision to remand the CAIR to the US EPA means that there is substantial uncertainty as to the future of the federal and state CAIR programs. However, until the SIPs are revised, EME Homer City cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

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

       On June 12, 2008, EME Homer City Generation LP received an NOV from the US EPA alleging that certain construction projects, all completed before EME Homer City acquired the Homer City facilities, violated various provisions of the NSR rules and Title V permit requirements. Discussions with the US EPA, the U.S. Department of Justice as well as state enforcement officials and environmental groups are under way. See "—Commitments and Contingencies—Contingencies—New Source Review Notice of Violation" for further discussion.

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

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing large power plants. The purpose of the regulation was to reduce substantially the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Depending on the findings of the demonstration studies contemplated by the rule to demonstrate the costs and benefits of compliance, cooling towers and/or other mechanical means of reducing impingement and entrainment of aquatic organisms could have been required.

       On January 27, 2007, the Second Circuit rejected the US EPA rule and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost benefit and restoration to achieve compliance with the rule. On July 9, 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. On December 2, 2008 the Supreme Court heard oral arguments on this case. A decision is expected during the first half of 2009. The US EPA has delayed rulemaking pending the decision of the court. Although the rule to be generated in the new rulemaking process could have a material impact on EME Homer City's operations, until the final compliance criteria have been published, EME Homer City cannot reasonably determine the financial impact.

       The discharge from the treatment plant receiving the wastewater stream from EME Homer City's Unit 3 FGD system has exceeded the stringent water-quality based limits for selenium in the station's NPDES permit. As a result, EME Homer City was notified in April 2002 by the PADEP that it was included in the Quarterly Noncompliance Report submitted to the US EPA. EME Homer City and the PADEP have entered into a consent order and agreement related to selenium discharge, which was entered by the Pennsylvania state court on July 17, 2007. Under the consent order and agreement, EME Homer City paid a civil penalty of $200,000 and agreed to install modifications to its wastewater system to achieve consistent compliance with discharge limits. EME Homer City has experienced very few exceedances since entering into the consent order and agreement.

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

Coal Combustion Wastes

       US EPA regulations currently classify coal combustion wastes as solid wastes that are exempt from hazardous waste requirements under what is known as the Bevill Amendment. The exemption applies to fly ash, bottom, slag, and flue gas emission control wastes generated from the combustion of coal or other fossil fuels. The US EPA has studied coal combustion wastes extensively and in 2000 concluded that fossil fuel combustions wastes do not warrant regulation as a hazardous waste under Subtitle C of the Resource Conservation and Recovery Act. However, the US EPA also concluded, in 2000 and again in a 2007 Notice of Data Availability and request for public comment, that coal combustion wastes disposed of in surface impoundments and landfills, or used for minefill, do require regulation under Subtitle D (as solid wastes) under the Resource Conservation and Recovery Act. The current classification of coal combustion wastes as exempt from hazardous waste requirements enables beneficial uses of coal combustion wastes, such as for cement production and fill materials.

       Legislation has been introduced in the U.S. House of Representatives and the US EPA is reviewing options for regulation of coal ash. The US EPA and many state regulatory agencies, including the PADEP, are reviewing existing ash storage and disposal units and the adequacy of existing regulatory standards. EME Homer City is monitoring state legislative and regulatory activity, but cannot predict the outcome of this activity.

       Additional regulation of the storage, disposal, and beneficial uses of coal combustion wastes would affect the costs and the manner in which EME Homer City conducts its business, and would likely require EME Homer City to make additional capital expenditures with no assurance that the increased costs could be recovered from customers.

Climate Change

Federal Legislative Initiatives

       To date, the United States has pursued a voluntary GHG emissions reduction program to meet its obligations as a signatory to the United Nations Framework Convention on Climate Change. As a result of increased attention to climate change in the U.S., however, numerous bills have been introduced in recent sessions of the U.S. Congress that would reduce GHG emissions in the U.S. Enactment of climate change legislation within the next several years now seems likely. However, there is still significant uncertainty about the cost of complying with any future GHG emission requirements. These costs will depend upon many factors, including the required levels of GHG emission reductions, the timing of those reductions, the impact on fuel prices, whether emission allowances will be allocated with or without cost to existing generators, and whether flexible compliance mechanisms, such as a GHG offset program similar to those sanctioned under the CAA for conventional pollutants, will be part of the policy.

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

Regional Legislative Initiatives

       On December 20, 2005, seven northeastern states entered into a Memorandum of Understanding to create a regional initiative to establish a cap-and-trade GHG program for electric generators, referred to as the Regional Greenhouse Gas Initiative (RGGI). In August 2006, the participating states issued a model rule to be used as a basis for individual state legislative and regulatory action to implement the program. The RGGI states (now numbering ten states) have passed laws and/or regulations to implement the RGGI program, which commenced in 2009. Pennsylvania is not a signatory to the RGGI, although it participated as an observer of the process.

       Implementing regulations for such regional initiatives may be more stringent and costly than federal legislative proposals currently being debated in the U.S. Congress. It cannot yet be determined whether or to what extent any federal legislative system would preempt regional or state initiatives, although such preemption would greatly simplify compliance and eliminate regulatory duplication. If state and/or regional initiatives are allowed to stand together with federal legislation, generators could be required to purchase allowances to satisfy their state and federal compliance obligations.

Litigation Developments

       Climate change regulation may be affected by litigation in federal and state courts. For example, on April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et al. v.

Environmental Protection Agency, et. al., ruling that the US EPA has the authority to regulate GHG emissions of new motor vehicles under the CAA and that it has a duty to determine whether GHG emissions of new motor vehicles contribute to climate change or offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that the US EPA's failure to make the necessary determination or offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the CAA related to emissions of motor vehicles, a parallel provision of the CAA applies to stationary sources such as electric generators, and there is litigation pending in the D.C. Circuit Court of Appeals, Coke Oven Task Force v. Environmental Protection Agency, in which the holding in Massachusetts v. Environmental Protection Agency, et al., may be applied to stationary sources such as power plants. In July 2008, the US EPA issued an advanced notice of proposed rulemaking that presented relevant information and solicited public comment as to how the US EPA should respond to the Massachusetts case, but the US EPA did not take further action on this rulemaking prior to the end of President Bush's term in office.

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

       The net fees earned by EMMT were $1 million for each of the years ended December 31, 2008, 2007 and 2006. Beginning in the second quarter of 2003, EMMT began prepaying in full for the following month's expected power generation. As a result of the accelerated payments, EME Homer City had payables due to EMMT of $65 million and $73 million at December 31, 2008 and 2007, respectively.

       EME Homer City entered into several transactions through EMMT for the purchase or sale of SO2 and NOX allowances. All transactions were completed at market price on the date of the transaction. Net consideration paid by EME Homer City was $33 million, $74 million and $27 million during 2008, 2007 and 2006, respectively.

Affiliate Financing

       EME Homer City obtained financing from Edison Mission Finance in connection with its acquisition of the Homer City facilities. For further discussion, see Note 6—Long-Term Debt.

Services Agreements with EME and Edison International

       Certain administrative services such as payroll, employee benefit programs, insurance, and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to EME Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). EME Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, EME Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. EME Homer City believes the allocation methodologies are reasonable. EME Homer City made reimbursements for the cost of these programs and other services totaling $8 million for each of the years ended December 31, 2008, 2007 and 2006. EME Homer City had a net payable of $1 million and $0.3 million at December 31, 2008 and 2007, respectively, due to Edison International.

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

Management and Administration Agreement with Midwest Generation EME, LLC

       EME Homer City and Midwest Generation EME entered into a management and administration agreement pursuant to which Midwest Generation EME charges EME Homer City for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2008, 2007 and 2006 were $3 million, $2 million and $3 million, respectively. EME Homer City had a payable of $0.1 million at both December 31, 2008 and 2007 due to Midwest Generation EME related to this agreement.

Note 11. Supplemental Cash Flows Information

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash paid
Interest	$130	$172	$115
Income taxes	22	4	2
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement	$42	$—	$60

Note 12. Quarterly Financial Data (unaudited)

2008	First	Second	Third(i)	Fourth	Total
	(in millions)
Operating revenues	$185	$127	$236	$169	$717
Operating income	67	1	119	66	253
Provision (benefit) for income taxes	14	(12)	36	11	49
Net income (loss)	22	(18)	55	26	85

2007	First	Second	Third(i)	Fourth	Total
	(in millions)
Operating revenues	$198	$176	$199	$191	$764
Operating income	76	50	80	67	273
Provision for income taxes	17	6	21	10	54
Net income	25	10	29	24	88

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

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

       The following table sets forth the aggregate fees billed to EME Homer City for the fiscal years ended December 31, 2008 and December 31, 2007, by PricewaterhouseCoopers LLP:

	EME Homer City Generation L.P. ($000)
	2008	2007
Audit Fees	$407	$456
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

       During the fiscal year ended December 31, 2008, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

 PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	List of Financial Statements
		See Index to Financial Statements at Item 8 of this report.
	(2)	List of Financial Statement Schedules
		Schedules have been omitted because they are not applicable or because the required information is included on the financial statements or notes thereto.
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

Exhibit No.	Description
4.2.2	Form of Initial Lessor Note (included in Exhibit 4.2), incorporated by reference to Exhibit 4.2.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
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

Exhibit No.	Description
4.8	Assumption and Release Agreement, dated as of December 7, 2001, among Edison Mission Holdings Co., Edison Mission Finance Co., EME Homer City Generation L.P. and The Bank of New York (as successor in interest to United States Trust Company of New York), as Bondholder Trustee and Collateral Agent, incorporated by reference to Exhibit 4.8 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
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

Exhibit No.	Description
10.6	Amended and Restated Subordinated Revolving Loan Agreement, dated as of December 8, 2003, by and between EME Homer City Generation L.P., as Borrower and Edison Mission Finance Co., as Lender, incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 8-K filed December 12, 2003.
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

Exhibit No.	Description
10.13	Master Purchase, Sale and Services Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.33 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2002.
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

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Director and Vice President
Date:	March 2, 2009

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy F. Gorney Guy F. Gorney	Director and President (Principal Executive Officer)	March 2, 2009
/s/ John P. Finneran, Jr. John P. Finneran, Jr.	Director and Vice President (Principal Financial Officer)	March 2, 2009
/s/ Mark C. Clarke Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	March 2, 2009
/s/ Steven D. Eisenberg Steven D. Eisenberg	Director and Vice President	March 2, 2009

QuickLinks

GLOSSARY
Forward-Looking Statements
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
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9A(T). CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
EME HOMER CITY GENERATION L.P. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EME HOMER CITY GENERATION L.P. STATEMENTS OF INCOME (In millions)
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In millions)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (In millions)
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE INCOME (In millions)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In millions)
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