Form 10-Q
period 2009-03-31
EME HOMER CITY GENERATION LP
filed 2009-05-08
CIK 1099534

Use these links to rapidly review the document

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
MARKET RISK EXPOSURES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares outstanding of the registrant's ownership interests as of May 8, 2009: Not applicable.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Revenues from Marketing Affiliate	$165	$185
Operating Expenses
Fuel	64	72
Loss on sale of emission allowances	1	—
Plant operations	34	29
Depreciation and amortization	16	16
Administrative and general	1	1

Total operating expenses	116	118

Operating income	49	67

Other Income (Expense)
Interest and other income	—	1
Interest expense	(31)	(32)

Total other expense	(31)	(31)

Income before income taxes	18	36
Provision for income taxes	7	14

Net Income	$11	$22

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended March 31,
	2009	2008
Net Income	$11	$22
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $29 million and $(38) million for the three months ended March 31, 2009 and 2008, respectively	42	(53)
Reclassification adjustments included in net income, net of income tax expense of $11 million and $3 million for the three months ended March 31, 2009 and 2008, respectively	(16)	(6)

Other comprehensive income (loss)	26	(59)

Comprehensive Income (Loss)	$37	$(37)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In millions, Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$115	$59
Fuel inventory	61	51
Spare parts inventory	28	28
Derivative assets	122	78
Intangible assets	34	36
Other current assets	7	15

Total current assets	367	267

Property, Plant and Equipment	2,207	2,199
Less accumulated depreciation and amortization	493	476

Net property, plant and equipment	1,714	1,723

Deferred taxes	76	80
Long-term derivative assets	62	54
Restricted cash	37	37
Long-term intangible assets	25	25

Total Assets	$2,281	$2,186

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$32	$20
Accrued liabilities	10	10
Due to affiliates	62	152
Interest payable	51	27
Interest payable to affiliates	14	7
Derivative liabilities	9	1
Deferred taxes	47	35
Current portion of lease financing	57	57

Total current liabilities	282	309

Long-term debt to affiliate	443	358
Lease financing, net of current portion	1,150	1,150
Benefit plans and other	44	43
Long-term derivative liabilities	—	1

Total Liabilities	1,919	1,861

Commitments and Contingencies (Note 7)
Partners' Equity	362	325

Total Liabilities and Partners' Equity	$2,281	$2,186

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In millions, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2008	$324	$1	$325
Net income	11	—	11
Other comprehensive income	26	—	26

Balance at March 31, 2009	$361	$1	$362

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$11	$22
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15	16
Deferred taxes	(2)	(3)
Loss on sale of emission allowances	1	—
Decrease (increase) in due to/from affiliates	(5)	1
Increase in inventory	(10)	(7)
Decrease in other current assets	4	1
Decrease in intangible assets	2	4
Increase in accounts payable and other current liabilities	16	13
Increase in interest payable	31	24
Increase in other liabilities	—	1
Decrease in derivative assets and liabilities	—	1

Net cash provided by operating activities	63	73

Cash Flows From Financing Activities
Repayments of long-term obligation to affiliate	—	(21)

Net cash used in financing activities	—	(21)

Cash Flows From Investing Activities
Capital expenditures	(8)	(7)
Proceeds from sale of emission allowances	1	—

Net cash used in investing activities	(7)	(7)

Net increase in cash and cash equivalents	56	45
Cash and cash equivalents at beginning of period	59	142

Cash and cash equivalents at end of period	$115	$187

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

        EME Homer City's significant accounting policies are described in "Note 1—Summary of Significant Accounting Policies" on page 60 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008. EME Homer City follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2009 as discussed below in "—New Accounting Pronouncements." This quarterly report should be read in conjunction with such financial statements.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards No. 157—

        Effective January 1, 2009, EME Homer City adopted SFAS No. 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The adoption of SFAS No. 157 for nonrecurring fair value measurements had no impact on EME Homer City's financial statements.

Statement of Financial Accounting Standards No. 161—

        In March 2008, the FASB issued SFAS No. 161, which requires additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. EME Homer City adopted this pronouncement effective January 1, 2009. Since SFAS No. 161 impacts disclosures only, the adoption of this standard did not have an impact on EME Homer City's results of operations, financial position or cash flows. For additional information regarding the adoption of SFAS No. 161, see Note 3—Derivative Instruments.

FSP SFAS No. 142-3—

        In April 2008, the FASB issued FSP SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other

U.S. generally accepted accounting principles. EME Homer City adopted this pronouncement effective January 1, 2009. The adoption of this position had no impact on EME Homer City's results of operations, financial position or cash flows.

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

FSP SFAS No. 157-4—

        In April 2009, the FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly." FSP SFAS No. 157-4 affirms the objective of a fair value measurement, which is to identify the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the measurement date between market participants ("exit price") in the current inactive market. FSP SFAS No. 157-4 includes guidance on identifying circumstances that indicate when there is no active market or transactions where the price inputs being used represent distressed or forced sales. If either of these conditions exists, FSP SFAS No. 157-4 provides additional direction for estimating fair value and requires disclosure of a change in valuation technique (and the related inputs) resulting from the application of this position and to quantify its effects, if practicable. EME Homer City will adopt FSP SFAS No. 157-4 in the second quarter of 2009 and is currently evaluating the impact, if any, that the adoption of this position could have on its financial statements.

FSP SFAS No. 115-2—

        In April 2009, the FASB issued FSP SFAS No. 115-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP SFAS No. 115-2 changes existing guidance for determining whether impairment is other than temporary for debt securities. Under FSP SFAS No. 115-2, an entity would write down to fair value through earnings, impaired debt securities that it currently intends to sell or for which it is more likely than not it will have to sell before recovery. If an entity does not intend and will not be required to sell a debt security but it is probable that the entity will not collect all amounts due, the entity will separate the other-than-temporary impairment into two components: 1) the amount due to credit loss would be recognized in earnings, and 2) the remaining portion would be recognized in other comprehensive income. EME Homer City will adopt FSP SFAS No. 115-2 in the second quarter of 2009 and is currently evaluating the impact, if any, that the adoption of this position could have on its financial statements.

FSP SFAS No. 107-1 and APB No. 28-1—

        In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This position requires disclosures about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim reporting periods as well as annual statements. EME Homer City will adopt this position in the second quarter of 2009.

Since FSP SFAS No. 107-1 and APB No. 28-1 impacts disclosure only, the adoption of this position will not have an impact on EME Homer City's results of operations, financial position or cash flows.

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

  •
  Level 2—Pricing inputs include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the derivative instrument; and

  •
  Level 3—Prices or valuations that require inputs that are both significant to the fair value measurements and unobservable.

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

        The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. The majority of derivative contracts used for hedging purposes are based on forward market prices in active markets (PJM West Hub) adjusted for nonperformance risks. EMMT obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades. The majority of the fair value of EME Homer City's derivative contracts determined in this manner are classified as Level 2.

        Derivatives that trade infrequently (such as financial transmission rights and over-the-counter derivatives at illiquid locations) and derivatives with counterparties that have significant nonperformance risks, as discussed below, are classified as Level 3. For illiquid financial transmission rights, EME Homer City reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when EME Homer City concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. In circumstances where EME Homer City cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EME Homer City continues to assess valuation methodologies used to determine fair value.

        In assessing nonperformance risks, EME Homer City reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. EME Homer City reduced the fair value of derivative assets for nonperformance risks by $6 million at March 31, 2009.

        Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices (unadjusted) in active markets.

        The following table sets forth EME Homer City's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy as of March 31, 2009 and December 31, 2008:

As of March 31, 2009	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$1	$—	$—	$—	$1
Derivative contracts	—	177	1	6	184
Liabilities at Fair Value
Derivative contracts	$—	$(3)	$—	$(6)	$(9)

As of December 31, 2008	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$38	$—	$—	$—	$38
Derivative contracts	—	131	—	1	132
Liabilities at Fair Value
Derivative contracts	$—	$(1)	$—	$(1)	$(2)

(1)
Included in cash and cash equivalents on EME Homer City's balance sheet.

(2)
Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

        The following table sets forth a summary of changes in the fair value of EME Homer City's Level 3 derivative contracts, net for the period ended March 31, 2009:

2009
(in millions)
Fair value of derivative contracts, net at January 1, 2009	$—
Total realized/unrealized gains (losses):
Included in earnings(1)	1
Included in accumulated other comprehensive income (loss)	—
Purchases and settlements, net	—
Transfers in or out of Level 3	—

Fair value of derivative contracts, net at March 31, 2009	$1

(1)
Reported in operating revenues on EME Homer City's statements of income.

        The change in unrealized gains (losses) related to derivative contracts, net held at March 31, 2009 during the quarter ended March 31, 2009 was immaterial.

Note 3. Derivative Instruments

        EME Homer City uses derivative instruments to reduce its exposure to fluctuations in the price of electricity, capacity and fuel, emission allowances and transmission rights which may impact cash flow from its power plant operations. To the extent that EME Homer City does not use derivative instruments to hedge these price risks, the unhedged portions will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily entered into using derivative instruments including:

  •
  futures contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange or executed bilaterally with counterparties,

  •
  forward sales transactions entered into on a bilateral basis with third parties, including electric utilities, power marketing companies and financial institutions, and

  •
  capacity transactions, including participation in capacity auctions.

        The extent to which EME Homer City hedges its market price risk depends on several factors. First, EME Homer City evaluates over-the-counter market prices to determine if forward market prices are sufficiently attractive compared to the risks associated with the fluctuating spot market. Second, EME Homer City evaluates the sufficiency of EMMT's credit capacity and whether the forward sales markets have sufficient liquidity to enable EME Homer City to identify appropriate counterparties for hedge transactions. In the case of hedging transactions related to the generation and capacity of the Homer City facilities, credit support is provided by EME. Hedge transactions entered into by EME Homer City are accounted for under SFAS No. 133.

        SFAS No. 133, as amended and interpreted by accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires a company to record derivatives on its balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as a normal sale and purchase. Under SFAS No. 133, all changes in the fair value of derivative instruments are recognized currently in earnings, unless specific hedge criteria are met, which requires that EME Homer City formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        SFAS No. 133 sets forth the accounting requirements for cash flow hedges. SFAS No. 133 provides that the effective portion of gains or losses on derivative instruments designated and qualifying as cash flow hedges be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gains or losses on the derivative instruments, if any, must be recognized currently in earnings.

        Many of the derivative instruments entered into for risk management purposes (also referred to as non-trading purposes) meet the requirements for hedge accounting under SFAS No. 133. However, not all derivative instruments entered into for risk management purposes will qualify for hedge accounting treatment. Furthermore, EME Homer City utilizes derivative contracts that are designed to adjust financial and/or physical positions that reduce costs or increase gross margin. Accordingly, risk management positions may not be designated as cash flow hedges and are thus marked to market through current period earnings (derivatives that are entered into for risk management, but which are not designated as cash flow hedges, are referred to as economic hedges).

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on the settlement of transactions), EME Homer City records unrealized gains or losses. EME Homer City classifies unrealized gains and losses from energy contracts in operating revenues. In addition, the results of derivative activities are recorded in cash flows from operating activities in the statements of cash flows.

        Where EME Homer City's derivative instruments are subject to a master netting agreement and the criteria of FASB Interpretation (FIN) No. 39 "Offsetting of Amounts Related to Certain Contracts" are met, EME Homer City presents its derivative assets and liabilities on a net basis in its balance sheet.

Notional Volumes of Derivative Instruments

        The following table summarizes the notional volumes of derivatives used for hedging activities:

Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards	Sales	GWh	5,750	(1)	6,949	(2)
Electricity	Forwards	Purchases	GWh	—		6,949	(2)
Electricity	Congestion	Sales	GWh	—		136	(3)
Electricity	Congestion	Purchases	GWh	—		373	(3)

(1)
Includes forward and futures contracts that qualify for hedge accounting under SFAS No. 133.

(2)
EME Homer City also entered into transactions that adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. These positions largely offset each other. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges under SFAS No. 133.

(3)
Congestion contracts are financial transmission rights, transmission congestion contracts or congestion revenue rights. These positions are similar to a swap, where the buyer is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

Fair Value of Derivative Instruments

        The following table summarizes the gross fair value of commodity derivative instruments for non-trading purposes at March 31, 2009:

	Derivative Assets			Derivative Liabilities
	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets
	(in millions)
Cash flow hedges	$113	$62	$175	$—	$—	$—	$175
Economic hedges	78	7	85	78	7	85	—

	$191	$69	$260	$78	$7	$85	$175
Netting	(69)	(7)	(76)	(69)	(7)	(76)	—

Total	$122	$62	$184	$9	$—	$9	$175

Income Statement Impact of Derivative Instruments

        The following table provides the activity of accumulated other comprehensive income for the three months ended March 31, 2009, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity(1)	Income Statement Location
	(in millions)
Accumulated other comprehensive income derivative gain at December 31, 2008	$130
Effective portion of changes in fair value	71
Reclassification from accumulated other comprehensive income to net income	(27)	Operating revenues(2)

Accumulated other comprehensive income derivative gain at March 31, 2009	$174

(1)
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at March 31, 2009 and December 31, 2008 were $102 million and $76 million, respectively.

(2)
Represents reclassification of unrealized gains to operating revenues.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded a net gain of $1 million and a net loss of $6 million during the first quarters of 2009 and 2008, respectively, representing the amount of cash flow hedge ineffectiveness and is reflected in operating revenues in the income statement.

        The effect of realized and unrealized gains from derivative instruments used for non-trading purposes on the statement of income for the period ended March 31, 2009 is presented below:

Type	Income Statement Location	Amount
		(in millions)
Economic hedges	Operating revenues	$1

Note 4. Accumulated Other Comprehensive Income

        Accumulated other comprehensive income consisted of the following:

	Unrealized Gains on Cash Flow Hedges	Unrecognized Gains (Losses) and Prior Service Adjustments, Net(1)	Accumulated Other Comprehensive Income
	(in millions)
Balance at December 31, 2008	$76	$(5)	$71
Current period change	26	—	26

Balance at March 31, 2009	$102	$(5)	$97

(1)
For further detail, see Note 5—Compensation and Benefit Plans.

        Unrealized gains on cash flow hedges, net of tax, at March 31, 2009, included unrealized gains on commodity hedges related to futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, $70 million, after tax, of the net unrealized gains on cash flow hedges at March 31, 2009 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of March 31, 2009, EME Homer City had made approximately $0.3 million in contributions to its pension plans and estimates to make $0.3 million of contributions in the last nine months of 2009.

        The following are components of pension expense:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Service cost	$0.3	$0.4
Interest cost	0.3	0.4
Expected return on plan assets	(0.2)	(0.4)
Amortization of net loss	0.1	—

Total expense	$0.5	$0.4

Postretirement Benefits Other Than Pensions

        As of March 31, 2009, EME Homer City had made approximately $0.2 million in contributions to its postretirement benefits other than pensions and estimates to make $0.4 million of contributions in the last nine months of 2009.

        The following are components of postretirement benefits expense:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Service cost	$0.2	$0.2
Interest cost	0.4	0.3
Amortization of prior service credit	(0.1)	—
Amortization of unrecognized net loss	0.1	0.1

Total expense	$0.6	$0.6

Note 6. Income Taxes

        EME Homer City had effective income tax provision rates during the three months ended March 31, 2009 and 2008 of 38% and 39%, respectively. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Note 7. Commitments and Contingencies

Commitments

Capital Improvements

        At March 31, 2009, EME Homer City had firm commitments to spend approximately $20 million on capital expenditures during the remainder of 2009 primarily related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components and main power transformer replacement. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        At March 31, 2009, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to be $220 million summarized as follows: remainder of 2009—$177 million; 2010—$33 million; and 2011—$10 million.

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

Indemnity Provided as Part of the Acquisition of the Homer City Facilities

        In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. For a discussion of the NOV received by EME Homer City and associated indemnity claims, see "—Contingencies—New Source Review Notice of Violation." EME Homer City has not recorded a liability related to this indemnity.

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

        EME Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which EME Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting a portion of defense costs related to the claims.

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

Ash Disposal Site

        EME Homer City's ash disposal site is a permitted Class I Residual Waste Landfill, the most stringently regulated of the three categories of residual waste landfills authorized by the regulations of the PADEP. EME Homer City's permit allows it to dispose of coal combustion by-products, including fly ash, bottom ash, pyrites, gypsum, and miscellaneous plant wastes at the landfill. The wastes are deposited in compacted layers within lifts, or sections. Each lift where coal ash is disposed must be capped and covered when it reaches final grade. EME Homer City must also monitor groundwater quality at and adjacent to the ash disposal site through a network of monitoring wells and report the results to the PADEP on a periodic basis. In the event that a disposal facility's groundwater monitoring identifies degradation in any of its wells, the PADEP's regulations require the facility to first confirm the existence and nature of the degradation by conducting a groundwater assessment. If the assessment confirms groundwater degradation in excess of the applicable regulatory standards, the facility is then required to prepare and implement an abatement plan that could include measures such as installing a liner in a previously unlined area. To date, no degradation has been found in the groundwater monitoring system at EME Homer City that would require the development of an assessment or abatement plan. EME Homer City also provides financial assurance in the form of a surety bond to guarantee its closure and post-closure obligations at the landfill. The estimated closure date is 2018. Based on the remaining capacity of the landfill and the estimated material requiring future disposal, EME Homer City has begun permitting additional areas for expansion of the landfill. Management does not believe that the costs of maintaining and closing the ash disposal site will have a material impact on EME Homer City's financial statements.

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

Environmental Matters and Regulations

        The construction and operation of power plants are subject to environmental regulation by federal, state and local authorities. EME Homer City believes that it is in substantial compliance with existing environmental regulatory requirements. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental and other regulatory authorities, cases in which new theories of liability are recognized, and settlements agreed to by other companies that establish precedent or expectations for the power industry, could affect the costs and the manner in which EME Homer City conducts its business and could require substantial additional capital or operational expenditures or the ceasing of operations at certain of its facilities. There is no assurance that EME Homer City's financial position and results of operations would not be materially adversely affected. EME Homer City is unable to predict the precise extent to which additional laws and regulations may affect its future operations and capital expenditure requirements. For a more complete discussion of EME Homer City's environmental contingencies, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations" on page 83 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

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

Note 8.  Supplemental Cash Flows Information

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash paid
Interest	$—	$8
Income taxes	5	6
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with affiliate	$85	$—

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

        Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in the "Item 1A. Risk Factors" on page 13 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect EME Homer City's business. Forward-looking statements speak only as of the date they are made, and EME Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME Homer City with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2008, and as compared to the first quarter ended March 31, 2008. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

        This MD&A is presented in four sections:

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

        The Homer City facilities are located in the control area managed by PJM. The energy and capacity from the Homer City facilities are sold under terms, including price and quantity, arranged by EMMT, on behalf of EME Homer City, to customers through a combination of bilateral agreements, forward energy sales and spot market sales. For further discussion of forward market prices, see "Market Risk Exposures."

Economic Conditions and Commodity Prices

        Continuing economic recessionary conditions, among other things, were a contributing factor to a decline in electrical demand for the PJM West Hub location during the first quarter of 2009. The electrical load, calculated from published data by PJM, for this location declined 2% compared to the first quarter of 2008. The decline in natural gas prices together with lower electrical demand have resulted in significantly lower energy prices. The average 24-hour PJM market price for energy at the PJM West Hub declined to $49.09/MWh during the first quarter of 2009 as compared to $68.52/MWh during the first quarter of 2008. In the first quarter of 2009, EME Homer City's average realized energy price of $57.03/MWh was higher than the average 24-hour PJM market price due to higher hedge prices.

Overview of EME Homer City's Operating Performance

        EME Homer City's net income for the first quarter of 2009 was $11 million, compared to $22 million for the first quarter of 2008. The decrease in earnings was primarily attributable to lower realized gross margin and higher plant maintenance expenses. The decline in realized gross margin was due to lower generation driven primarily by lower energy prices, particularly in off-peak periods, and annual NOX emission allowance costs beginning in 2009.

        For further discussion of EME Homer City's operating results, see "Results of Operations."

Critical Accounting Policies and Estimates

        For a discussion of EME Homer City's critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 on page 26 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Summary

        The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of EME Homer City's operations.

	Three Months Ended March 31,
	2009	2008
Operating Revenues (in millions)	$165	$185
Statistics
Generation (in GWh)	2,658	3,192
Equivalent availability(1)	76.8%	87.5%
Capacity factor(2)	65.1%	77.5%
Load factor(3)	84.7%	88.5%
Forced outage rate(4)	12.3%	9.5%
Average realized energy price/MWh(5)	$57.03	$55.94
Capacity revenue only (in millions)	$12	$8
Average fuel costs/MWh	$24.01	$22.57

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

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating revenues	$165	$185
Less:
Unrealized losses	—	1
Capacity and other revenues	(13)	(8)

Realized revenues	$152	$178

Generation (in GWh)	2,658	3,192
Average realized energy price/MWh	$57.03	$55.94

Operating Revenues

        Operating revenues decreased $20 million in the first quarter of 2009, compared to the first quarter of 2008. The decrease was primarily attributable to lower generation, partially offset by higher average realized energy prices and higher capacity revenues primarily due to higher capacity prices. A higher forced outage rate and an increase in planned outages contributed to lower generation. The increase in forced outage rate was mainly attributed to forced unit deratings which were required to prevent stack opacity exceedances from reaching levels in excess of the allowable limits. For more information regarding opacity regulations, see "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulations." The number and duration of opacity limit exceedances has increased at EME Homer City as lower dispatch has resulted in more unit operation in a load ramping mode. Recent efforts to optimize unit ramp rates and combustion parameters have reduced the deratings required to avoid stack opacity exceedances.

        Included in operating revenues were unrealized losses from hedging activities of $1 million for the first quarter of 2008. Unrealized losses were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information, see "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Derivative Instruments."

Seasonal Disclosure

        Due to higher electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Homer City facilities vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Homer City facilities are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

Operating Expenses

        Operating expenses decreased $2 million for the first quarter of 2009, compared to the first quarter of 2008. Operating expenses consist of fuel, loss on sale of emission allowances, plant operations, depreciation and amortization, and administrative and general expenses. The primary changes in the components of operating expenses are discussed below.

        Fuel expenses decreased $8 million for the first quarter of 2009, compared to the first quarter of 2008. The decrease was primarily attributable to lower generation partially offset by annual NOX emission allowances costs beginning in 2009. Included in fuel costs were $7 million and $5 million during the quarters ended March 31, 2009 and 2008, respectively, related to the net cost of emission allowances.

        Plant operations expense increased $5 million for the first quarter of 2009, compared to the first quarter of 2008. The increase was primarily attributable to planned maintenance that was accelerated into the first quarter of 2009 resulting in an additional 20 days of planned outages as compared to the first quarter of 2008.

Other Income (Expense)

        Interest expense decreased $1 million in the first quarter of 2009, compared to the first quarter of 2008. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also included interest of $7 million and $8 million in the first quarters of 2009 and 2008, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance.

Provision for Income Taxes

        EME Homer City had effective income tax provision rates during the first three months of 2009 and 2008 of 38% and 39%, respectively. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes resolution of issues pertaining to EME Homer City, which are timing in nature.

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

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

Cash Flow

        At March 31, 2009, EME Homer City had cash and cash equivalents of $115 million, compared to $59 million at December 31, 2008. Net working capital at March 31, 2009 was $85 million, compared to $(42) million at December 31, 2008. The increase in working capital was primarily attributable to an $85 million reduction in amounts due to affiliates as a result of a non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with Edison Mission Finance, and a $36 million increase in current net derivative assets, driven by lower average market prices for power as compared to contracted prices at March 31, 2009.

        Net cash provided by operating activities decreased $10 million in the first quarter of 2009, compared to the first quarter of 2008. The 2009 decrease was primarily due to lower net income during the first quarter of 2009 as compared to the first quarter of 2008.

        Net cash used in financing activities decreased $21 million in the first quarter of 2009, compared to the first quarter of 2008. During the first quarter of 2008, EME Homer City made $21 million of repayments on its affiliate subordinated revolving loan agreement, and did not make any repayments during the first quarter of 2009.

        Net cash used in investing activities was $7 million in both the first quarter of 2009 and 2008. EME Homer City had capital expenditures of $8 million and $7 million during the first quarter of 2009 and 2008, respectively.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements.

Interim Funding Arrangements

        During April 2009, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $25 million to EME Homer City under the subordinated revolving loan agreement in place between Edison Mission Finance and EME Homer City. The funds were used to assist EME Homer City with a cash shortfall resulting from reduced revenues and higher maintenance expenses. The proceeds of the subordinated loans were deposited in EME Homer City's operating account. Depending on the timing of cash receipts and disbursements before the summer period, EME may provide additional funds through Edison Mission Finance. Such loans are expected to be repaid by the end of 2009.

Capital Expenditures and Lease Covenants

        At March 31, 2009, the estimated capital expenditures by EME Homer City through 2011 were as follows:

	April through December 2009	2010	2011
	(in millions)
Plant capital expenditures	$25	$55	$29
Environmental expenditures	2	15	32

Total	$27	$70	$61

        Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components and main power transformer replacement. Environmental expenditures relate to projects such as mercury emission monitoring and control. EME Homer City plans to fund these expenditures with cash on hand or cash generated from operations. For further discussion regarding possible additional capital expenditures, including environmental control equipment, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation" on page 83 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

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

        The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended March 31, 2009, the senior rent service coverage ratio was 1.85 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $30 million included in restricted cash at March 31, 2009 related to these reserve accounts.

Payments Made Under Subordinated Revolving Loan and Tax Payments

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan with Edison Mission Finance Co., a subsidiary of EME, that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction and payments made pursuant to tax-allocation agreements:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Payment of interest	$—	$8
Payment of principal	—	22

Subordinated revolving loan payments	—	30
Tax payments	—	—

Total payments	$—	$30

Credit Ratings

        EME Homer City is not currently rated. EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. Credit ratings for EME and EMMT, at March 31, 2009, were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME	B1	BB-	BB-
EMMT	Not Rated	BB-	Not Rated

        On December 23, 2008, S&P assigned a negative outlook to its corporate ratings for EME and EMMT. On March 24, 2009, Moody's placed its corporate and debt ratings for EME under review for possible downgrade. EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

        EME Homer City's sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with EMMT to sell forward the output of its facilities if EMMT does not have an investment grade credit rating from S&P or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City, which is not rated, currently sells all the output from its facilities through EMMT, which has a below investment grade credit rating. In order to continue to sell forward the output of its facilities through EMMT, either: (1) a consent from the sale-leaseback owner participant must be obtained; or (2) EMMT must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that allows it to enter into such sales, under specified conditions, through March 1, 2014. EME Homer City is permitted to sell the output of its facilities into the spot market at any time. For more information, see "Market Risk Exposures—Commodity Price Risk."

Contractual Obligations

Fuel Supply Contracts

        At March 31, 2009, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to be $220 million summarized as follows: remainder of 2009—$177 million; 2010—$33 million; and 2011—$10 million.

Environmental Matters and Regulations

        For a discussion of EME Homer City's environmental matters, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations" on page 83 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to environmental matters specifically affecting EME Homer City since the filing of EME Homer City's annual report, except as follows:

Clean Water Act—Cooling Water Standards and Regulations

        In January 2007, the Second Circuit rejected the US EPA rule on cooling water intake structures and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost-benefit analysis for determining the best technology available and the use of restoration to achieve compliance with the rule. In July 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. In April 2009, the U.S. Supreme Court reversed the Second Circuit and held that the US EPA may consider, but is not required to use, cost-benefit analysis in formulating regulations under Clean Water Act Section 316(b).

Air Quality Regulations

        The PADEP opacity regulations limit stack opacity to 20% on a one-minute average. PADEP's prior policy recognized the occurrence of transient exceedances of the standard, and allowed such exceedances within certain parameters (below 30% opacity and up to 1.5% of a unit's operating time). On April 18, 2009, the PADEP changed its opacity policy, eliminating many exemptions and reducing the allowable exceedance rate to 0.5% of a unit's operating time, effective as of April 1, 2009. EME Homer City has undertaken optimization of unit ramp rates and combustion parameters to reduce the deratings required to meet the opacity standards. Additional capital improvements may also be required.

MARKET RISK EXPOSURES

Introduction

        EME Homer City's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its electric generating facilities. These market risks arise from fluctuations in electricity, capacity and fuel prices, emission allowances, and transmission rights. EME Homer City manages these risks in part by using derivative instruments in accordance with established policies and procedures.

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and the PJM West Hub (EME Homer City's primary trading hub) during the first three months of 2009 and 2008:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2009	2008	2009	2008
January	$53.22	$54.32	$59.32	$66.80
February	42.86	61.74	46.31	68.29
March	38.08	65.37	41.63	70.48

Quarterly Average	$44.72	$60.48	$49.09	$68.52

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2009:

24-Hour PJM West Hub Forward Energy Prices(1)
2009
April	$38.51
May	37.95
June	42.97
July	54.07
August	47.74
September	41.35
October	38.98
November	41.12
December	46.65
2010 Calendar "strip"(2)	$50.00

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at the PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        EMMT engages in hedging activities for the Homer City facilities to hedge the risk of future change in the price of electricity. Hedging activities are typically weighted toward on-peak periods. The following table summarizes EME Homer City's hedge position at March 31, 2009:

	2009	2010
GWh	3,088	2,662
Average price/MWh(1)	$83.65	$90.61

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2009 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price/MWh for EME Homer City's hedge position is based on the PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. For a discussion of the difference, see "—Basis Risk" below.

Capacity Price Risk

        On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM provides a mechanism for PJM to satisfy the region's need for generation capacity, the cost of which is allocated to load-serving entities through a locational reliability charge.

        The following table summarizes the status of capacity sales for EME Homer City at March 31, 2009:

	April 1, 2009 to May 31, 2009		June 1, 2009 to May 31, 2010	June 1, 2010 to May 31, 2011	June 1, 2011 to May 31, 2012
Fixed Price Capacity Sales
MW	820		1,670	1,813	1,771
Price per MW-day	$111.92		$191.32	$174.29	$110.00
Variable Capacity Sales
MW	905		—	—	—
Price per MW-day	$58.57	(1)	—	—	—

(1)
Actual contract price is a function of NYISO capacity auction clearing prices for April 2009 and forward over-the-counter NYISO capacity prices on March 31, 2009 for May 2009.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjust the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the three months ended March 31, 2009, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 9%, compared to 12% during the three months ended March 31, 2008. The monthly average difference between prices at the Homer City busbar and those at the PJM West Hub during the 12 months ended March 31, 2009 ranged from 8% to 21%.

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

Coal Price Risk

        The Homer City facilities purchase coal primarily obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements extending through 2011. The following table summarizes the amount of coal under contract at March 31, 2009 for the remainder of 2009 and the following two years:

	April through December 2009	2010	2011
Amount of coal under contract in millions of equivalent tons(1)(2)	3.8	0.8	0.2

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

(2)
At March 31, 2009, there are options to purchase additional coal of 0.8 million tons in 2010 and 0.6 million tons in 2011, 0.5 million tons in 2012 and 0.1 million tons in 2013. Options to purchase 1.2 million tons in 2010 and 2011 are the subject of a dispute with the supplier. Pending dispute resolution, EME Homer City is exposed to price risk related to these volumes at March 31, 2009.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, decreased during 2009 from 2008 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) decreased to $43.50 per ton at May 1, 2009 from $76 per ton at January 9, 2009, as reported by the Energy Information Administration. The 2009 decrease in NAPP coal prices was due in part to the current global economic conditions that have lessened the demand for coal, high levels of inventories and fuel switching.

Emission Allowances Price Risk

        The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's implementation of the CAIR, electric generating stations are required to hold seasonal and annual NOX allowances beginning January 1, 2009. As part of the acquisition of the Homer City facilities, EME Homer City obtained the rights to the emission allowances that have been or are allocated to these facilities. EME Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. For further discussion of the CAIR, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" on page 83 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

        EME Homer City is subject to price risk for purchases of emission allowances required for actual emissions greater than allowances held. The market price for emission allowances may vary significantly. The average price of purchased SO2 allowances was $315 per ton during 2008. Based on broker's quotes and information from public sources, the spot price for SO2 allowances was $62 per ton at March 31, 2009.

        For a discussion of environmental regulations related to emissions, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations" on page 83 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

Accounting for Derivative Instruments

        EME Homer City uses derivative instruments to reduce its exposure to fluctuations in the price of electricity, capacity and fuel, emission allowances and transmission rights which may impact cash flow from its power plant operations. These derivative instruments include forward sales transactions entered into on a bilateral basis with third parties, futures contracts, full requirements services contracts or load requirements services contracts and capacity transactions. SFAS No. 133 requires changes in the fair value of each derivative instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative instruments, see "EME Homer City Generation L.P. and Subsidiaries Notes to Financial Statements—Note 3. Derivative Instruments," and also refer to "Derivative Financial Instruments and Hedging Activities" in Item 7 on page 26 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

        EME Homer City classifies unrealized gains and losses from derivative instruments as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the statements of cash flows. The following table summarizes unrealized gains (losses) for the first quarters of 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Non-qualifying hedges	$(1)	$1
Ineffective portion of cash flow hedges	1	(2)

Total unrealized gains (losses)	$—	$(1)

Fair Value of Derivative Instruments

        EME Homer City adopted SFAS No. 157 effective January 1, 2008. The standard established a hierarchy for fair value measurements. For further discussion of EME Homer City's adoption of SFAS No. 157, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 2. Fair Value Measurements."

        The fair value of outstanding derivative instruments at March 31, 2009 and December 31, 2008 was $175 million and $130 million, respectively. In assessing the fair value of EME Homer City's derivative instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The increase in fair value of commodity contracts at March 31, 2009 as compared to December 31, 2008 is attributable to a decline in the average market prices for power as compared to contracted prices at March 31, 2009, which is the valuation date. The following table summarizes the maturities and the related fair value of EME Homer City's commodity derivative assets and liabilities as of March 31, 2009:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices provided by external sources	$174	$113	$61	$—	$—
Prices based on models and other valuation methods	1	—	1	—	—

Total	$175	$113	$62	$—	$—

        Prices provided by external sources in the preceding table include derivatives whose fair value is based on forward market prices in active markets adjusted for nonperformance risks which would be considered Level 2 derivative positions when there are no unobservable inputs that are significant to the valuation. EMMT obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

 Credit Risk

        In conducting EME Homer City's hedging activities, EMMT contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME Homer City would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the nonperforming counterparty were unable to pay the resulting damages owed to EME Homer City. Further, EME Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time a counterparty defaulted.

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

        EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 20% of EME Homer City's operating revenues for the three months ended March 31, 2009. Moody's rates PJM's debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

        For the three months ended March 31, 2009, a second customer, Constellation Energy Commodities Group, Inc., accounted for 65% of EME Homer City's operating revenues. Sales to Constellation largely consist of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which has a senior unsecured debt rating of BBB by S&P and Baa3 by Moody's.

Interest Rate Risk

        EME Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its subordinated revolving loan with Edison Mission Finance. EME Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

Regulatory Matters

        For a discussion of EME Homer City's regulatory matters, refer to "Regulatory Matters" in Item 1 on page 9 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to regulatory matters specifically affecting EME Homer City since the filing of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008, except as follows:

RPM CONE

        On March 26, 2009, the FERC issued an order accepting the CONE values submitted by PJM in its February 9, 2009 filing. The FERC-accepted CONE as proposed for the May 2009 RPM auction for the 2012/2013 delivery year is higher than the previously approved CONE value. In addition, the FERC approved a proposal that would set a higher net region-wide CONE value. The FERC also accepted other RPM provisions, such as the holdback of 2.5% of the reliability requirement from the Base Residual Auction to encourage Demand Side Management which could reduce the clearing price for market capacity. Several parties have requested rehearing of the order. This matter is currently pending before the FERC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7 on page 42 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        For a discussion of EME Homer City's legal proceedings, refer to "Item 3. Legal Proceedings" on page 20 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to legal proceedings specifically affecting EME Homer City since the filing of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

ITEM 1A. RISK FACTORS

        For a discussion of the risks, uncertainties, and other important factors which could materially affect EME Homer City's business, financial condition, or future results, refer to "Item 1A. Risk Factors" on page 13 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008. The risks described in EME Homer City's annual report on Form 10-K and in this report are not the only risks facing EME Homer City. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect EME Homer City's business, financial condition or future results.

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

EME HOMER CITY GENERATION L.P.
By:	Mission Energy Westside Inc., as General Partner

By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Director and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	May 8, 2009