Form 10-Q
period 2009-06-30
EME HOMER CITY GENERATION LP
filed 2009-08-07
CIK 1099534

Use these links to rapidly review the document

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

        Number of shares outstanding of the registrant's ownership interests as of August 7, 2009: Not applicable.

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CAIR	Clean Air Interstate Rule
CONE	cost of new entry
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FSP SFAS No. 132(R)-1	Financial Accounting Standards Board Staff Position SFAS No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets"
FSP SFAS No. 157-4
Financial Accounting Standards Board Staff Position SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly"
GWh	gigawatt-hours
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOV	notice of violation
NOX	nitrogen oxide
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services

ii

SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 165	Statement of Financial Accounting Standards No. 165, "Subsequent Events"
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

STATEMENTS OF INCOME (LOSS)

(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues from Marketing Affiliate	$161	$127	$326	$312
Operating Expenses
Fuel	63	52	127	124
Loss on sale of emission allowances	—	—	1	—
Plant operations	21	57	55	86
Depreciation and amortization	16	16	32	32
Administrative and general	1	1	2	2

Total operating expenses	101	126	217	244

Operating income	60	1	109	68

Other Income (Expense)
Interest and other income	—	1	—	2
Interest expense	(32)	(32)	(63)	(64)

Total other expense	(32)	(31)	(63)	(62)

Income (loss) before income taxes	28	(30)	46	6
Provision (benefit) for income taxes	10	(12)	17	2

Net Income (Loss)	$18	$(18)	$29	$4

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income (Loss)	$18	$(18)	$29	$4
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(16) million and $(96) million for the three months and $13 million and $(134) million for the six months ended June 30, 2009 and 2008, respectively	(31)	(134)	11	(187)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(10) million and $(38) million for the three months and $1 million and $(35) million for the six months ended June 30, 2009 and 2008, respectively	19	54	3	48

Other comprehensive income (loss)	(12)	(80)	14	(139)

Comprehensive Income (Loss)	$6	$(98)	$43	$(135)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS

(In millions, Unaudited)

	June 30, 2009	December 31, 2008
Assets

Current Assets
Cash and cash equivalents	$107	$59
Fuel inventory	67	51
Spare parts inventory	30	28
Derivative assets	123	78
Intangible assets	30	36
Other current assets	6	15

Total current assets	363	267

Property, Plant and Equipment	2,214	2,199
Less accumulated depreciation and amortization	509	476

Net property, plant and equipment	1,705	1,723

Deferred taxes	89	80
Long-term derivative assets	42	54
Restricted cash	27	37
Long-term intangible assets	25	25

Total Assets	$2,251	$2,186

Liabilities and Partners' Equity

Current Liabilities
Accounts payable	$25	$20
Accrued liabilities	5	10
Due to affiliates	84	152
Interest payable	22	27
Interest payable to affiliate	24	7
Derivative liabilities	4	1
Deferred taxes	49	35
Current portion of lease financing	63	57

Total current liabilities	276	309

Long-term debt to affiliate	473	358
Lease financing, net of current portion	1,087	1,150
Benefit plans and other	47	43
Long-term derivative liabilities	—	1

Total Liabilities	1,883	1,861

Commitments and Contingencies (Note 7)

Partners' Equity	368	325

Total Liabilities and Partners' Equity	$2,251	$2,186

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY

(In millions, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2008	$324	$1	$325
Net income	29	—	29
Other comprehensive income	14	—	14

Balance at June 30, 2009	$367	$1	$368

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

 STATEMENTS OF CASH FLOWS

(In millions, Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net Income	$29	$4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31	32
Deferred taxes	(6)	(8)
Loss on sale of emission allowances	1	—
Increase in due to affiliates	21	1
Increase in inventory	(18)	(27)
Decrease (increase) in other current assets	5	(1)
Decrease in intangible assets	6	6
Increase in accounts payable and other current liabilities	5	26
Increase (decrease) in interest payable	12	(1)
Increase in other liabilities	4	2
Decrease (increase) in derivative assets and liabilities	(5)	7

Net cash provided by operating activities	85	41

Cash Flows From Financing Activities
Borrowings on long-term obligation to affiliate	25	—
Repayments of long-term obligation to affiliate	—	(21)
Repayments of lease financing	(57)	(53)

Net cash used in financing activities	(32)	(74)

Cash Flows From Investing Activities
Capital expenditures	(16)	(26)
Proceeds from sale of emission allowances	1	—
Decrease in restricted cash	10	—

Net cash used in investing activities	(5)	(26)

Net increase (decrease) in cash and cash equivalents	48	(59)
Cash and cash equivalents at beginning of period	59	142

Cash and cash equivalents at end of period	$107	$83

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
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

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

        Management has performed an evaluation of subsequent events through August 7, 2009, the date the financial statements were issued.

Cash Equivalents

        Cash equivalents include money market funds totaling $37 million and $38 million at June 30, 2009 and December 31, 2008, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards No. 165—

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize these events or transactions; and the disclosures that an entity should make. EME Homer City adopted SFAS No. 165 effective April 1, 2009. The adoption of this standard had no impact on EME Homer City's results of operations, financial position or cash flows.

FSP SFAS No. 157-4—

        In April 2009, the FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly." FSP SFAS No. 157-4 affirms the objective of a fair value measurement, which is to identify the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the measurement date between market participants ("exit price") under current market conditions. FSP SFAS No. 157-4 includes guidance on identifying circumstances that indicate when there is no active market or transactions where the price inputs being used represent distressed or forced sales. If either of these conditions exists, FSP SFAS No. 157-4 provides additional direction for estimating fair value and requires disclosure of a change in valuation technique (and the related inputs) resulting from the application of this position and to quantify its effects, if practicable. This position also requires disclosures on a more disaggregated basis for investments in debt and equity securities measured at fair value. EME Homer City adopted FSP SFAS No. 157-4 effective April 1, 2009. The adoption of this position had no impact on EME Homer City's results of operations, financial position or cash flows.

FSP SFAS No. 115-2 and SFAS No. 124-2—

        In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This position amends existing guidance for determining whether impairment is other than temporary for debt securities. Under this position, an entity writes down to fair value through earnings, impaired debt securities that it currently intends to sell or for which it is more likely than not it will be required to sell before the anticipated recovery. If an entity does not intend and will not be required to sell a debt security but it is probable that the entity will not collect all amounts due, the entity will separate the other-than-temporary impairment into two components: 1) the amount due to credit loss would be recognized in earnings, and 2) the remaining portion would be recognized in other comprehensive income. EME Homer City adopted this position effective April 1, 2009, resulting in increased disclosures. The adoption of this position did not have an impact on EME Homer City's results of operations, financial position or cash flows. For disclosures, see "—Cash Equivalents."

FSP SFAS No. 107-1 and APB No. 28-1—

        In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This position requires disclosures about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim reporting periods as well as annual statements. EME Homer City adopted this position effective April 1, 2009. Since FSP SFAS No. 107-1 and APB No. 28-1 impacts disclosure only, the adoption of this position did not have an impact on EME Homer City's results of operations, financial position or cash flows. For disclosures, see Note 2—Fair Value Measurements.

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

Statement of Financial Accounting Standards No. 168—

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles." This Statement establishes the Codification to become the source of authoritative, nongovernmental U.S. GAAP superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates. Two levels of U.S. GAAP will exist: authoritative and non-authoritative. Codification is not intended to change U.S. GAAP or guidance issued by the SEC. However, Codification will affect the way EME Homer City researches accounting issues and references U.S. GAAP in its notes to financial statements and MD&A. EME Homer City will adopt this Statement in the third quarter of 2009.

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

  •
  Level 2—Pricing inputs that include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the derivative instrument; and

  •
  Level 3—Prices or valuations that require inputs that are both significant to the fair value measurements and unobservable.

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

        Derivatives that trade infrequently (such as financial transmission rights and over-the-counter derivatives at illiquid locations) and derivatives with counterparties that have significant nonperformance risks, as discussed below, are classified as Level 3. For illiquid financial transmission rights, EMMT reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when EMMT concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. In circumstances where EMMT cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EMMT continues to assess valuation methodologies used to determine fair value.

        In assessing nonperformance risks, EMMT reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. EME Homer City reduced the fair value of derivative assets for nonperformance risks by $2 million at June 30, 2009.

        Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices (unadjusted) in active markets.

        The following table sets forth EME Homer City's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy as of June 30, 2009 and December 31, 2008:

As of June 30, 2009	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$37	$—	$—	$—	$37
Derivative contracts	—	164	—	1	165
Liabilities at Fair Value
Derivative contracts	$—	$(3)	$—	$(1)	$(4)

As of December 31, 2008	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$38	$—	$—	$—	$38
Derivative contracts	—	131	—	1	132
Liabilities at Fair Value
Derivative contracts	$—	$(1)	$—	$(1)	$(2)

(1)
Included in cash and cash equivalents on EME Homer City's balance sheet.

(2)
Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

        The following table sets forth a summary of changes in the fair value of EME Homer City's Level 3 derivative contracts, net for the periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Fair value of derivative contracts, net at beginning of periods	$1	$—	$—	$(2)
Total realized/unrealized gains (losses):
Included in earnings(1)	(1)	—	—	2
Included in accumulated other comprehensive income	—	(4)	—	(3)
Purchases and settlements, net	—	—	—	(2)
Transfers in or out of Level 3	—	1	—	2

Fair value of derivative contracts, net at June 30	$—	$(3)	$—	$(3)

(1)
Reported in operating revenues on EME Homer City's statements of income.

        The change in unrealized gains (losses) related to derivative contracts, net held at June 30, 2009 during the three months and six months ended June 30, 2009 and 2008 was immaterial.

Long-term Obligations

        The carrying amount of EME Homer City's subordinated loan with an affiliate was $473 million at June 30, 2009 and $358 million at December 31, 2008. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City facilities.

Note 3. Derivative Instruments

        EME Homer City uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in electricity, capacity and fuel prices, emission allowances and transmission rights. To the extent that EME Homer City does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily entered into using derivative instruments including:

  •
  futures contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange or executed bilaterally with counterparties,

  •
  forward sales transactions entered into on a bilateral basis with third parties, including electric utilities, power marketing companies and financial institutions, and

  •
  capacity transactions.

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

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on the settlement of transactions), EME Homer City records unrealized gains or losses. EME Homer City classifies unrealized gains and losses from commodity contracts in operating revenues. In addition, the results of derivative activities are recorded in cash flows from operating activities in the statements of cash flows.

        Where EME Homer City's derivative instruments are subject to a master netting agreement and the criteria of FASB Interpretation (FIN) No. 39 "Offsetting of Amounts Related to Certain Contracts" are met, EME Homer City presents its derivative assets and liabilities on a net basis in its balance sheet.

Notional Volumes of Derivative Instruments

        The following table summarizes the notional volumes of derivatives used for hedging activities at June 30, 2009:

Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges	Economic Hedges
Electricity	Forwards	Sales	GWh	4,726(1)	5,355(2)
Electricity	Forwards	Purchases	GWh	—	5,355(2)
Electricity	Congestion	Sales	GWh	—	136(3)
Electricity	Congestion	Purchases	GWh	—	3,328(3)

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

Fair Value of Derivative Instruments

        The following table summarizes the gross fair value of commodity derivative instruments for non-trading purposes at June 30, 2009:

	Derivative Assets			Derivative Liabilities
							Net Assets
	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal
	(in millions)
Cash flow hedges	$119	$42	$161	$—	$—	$—	$161
Economic hedges	71	5	76	71	5	76	—

	$190	$47	$237	$71	$5	$76	$161
Netting	(67)	(5)	(72)	(67)	(5)	(72)	—

Total	$123	$42	$165	$4	$—	$4	$161

Income Statement Impact of Derivative Instruments

        The following table provides the activity of accumulated other comprehensive income for the six months ended June 30, 2009, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity(1)	Income Statement Location
	(in millions)
Accumulated other comprehensive income derivative gain at December 31, 2008	$130
Effective portion of changes in fair value	24
Reclassification from accumulated other comprehensive income to net income	2	Operating revenues(2)

Accumulated other comprehensive income derivative gain at June 30, 2009	$156

(1)
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at June 30, 2009 and December 31, 2008 were $90 million and $76 million, respectively.

(2)
Represents reclassification of unrealized losses to operating revenues.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded a net gain of $4 million and a net loss of $10 million during the second quarters of 2009 and 2008, respectively, and a net gain of $5 million and a net loss of $16 million during the six months ended June 30, 2009 and 2008, respectively, representing the amount of cash flow hedge ineffectiveness and is reflected in operating revenues in the income statement.

        The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the statement of income for the periods ended June 30, 2009 is presented below:

Type	Income Statement Location	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
		(in millions)
Economic hedges	Operating revenue		$(3)		$(4)

Note 4. Accumulated Other Comprehensive Income

        Accumulated other comprehensive income consisted of the following:

	Unrealized Gains on Cash Flow Hedges	Unrecognized Gains (Losses) and Prior Service Adjustments, Net(1)	Accumulated Other Comprehensive Income
	(in millions)
Balance at December 31, 2008	$76	$(5)	$71
Current period change	14	—	14

Balance at June 30, 2009	$90	$(5)	$85

(1)
For further detail, see Note 5—Compensation and Benefit Plans.

        Unrealized gains on cash flow hedges, net of tax, at June 30, 2009, included unrealized gains on commodity hedges related to futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than EME Homer City's contract prices. As EME Homer City's hedged positions are realized, $69 million, after tax, of the net unrealized gains on cash flow hedges at June 30, 2009 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of June 30, 2009, EME Homer City had made approximately $0.3 million in contributions to its pension plans and estimates to make $0.3 million of contributions in the last six months of 2009.

        The following are components of pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$0.3	$0.3	$0.6	$0.7
Interest cost	0.5	0.4	0.8	0.8
Expected return on plan assets	(0.3)	(0.4)	(0.5)	(0.8)
Amortization of net loss	0.1	—	0.2	—

Total expense	$0.6	$0.3	$1.1	$0.7

Postretirement Benefits Other Than Pensions

        As of June 30, 2009, EME Homer City had made approximately $0.3 million in contributions to its postretirement benefits other than pensions and estimates to make $0.3 million of contributions in the last six months of 2009.

        The following are components of postretirement benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	0.5	0.5	0.9	0.8
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.1)
Amortization of net loss	0.1	—	0.2	0.1

Total expense	$0.6	$0.6	$1.2	$1.2

Note 6. Income Taxes

        EME Homer City had effective income tax provision rates during the six months ended June 30, 2009 and 2008 of 37% and 40%, respectively. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes resolution of issues pertaining to EME Homer City which were timing in nature. During the second quarter of 2009, EME Homer City recorded an income tax benefit of $0.3 million due to the settlement and related estimated impact of interest and state income taxes. The amount recorded is subject to change based on the final determination of interest and state taxes and items affected under the tax-allocation agreement.

Note 7. Commitments and Contingencies

Commitments

Capital Improvements

        At June 30, 2009, EME Homer City had firm commitments to spend approximately $13 million on capital expenditures during the remainder of 2009 and $5 million in 2010 primarily related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components and main power transformer replacement. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        At June 30, 2009, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to be $177 million summarized as follows: remainder of 2009—$121 million; 2010—$46 million; and 2011—$10 million.

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

Contingencies

RPM Buyers' Complaint

        On May 30, 2008, a group of entities referring to themselves as the "RPM Buyers" filed a complaint at the FERC asking that PJM's RPM, as implemented through the transitional base residual auctions establishing capacity payments for the period from June 1, 2008 through May 31, 2011, be found to have produced unjust and unreasonable capacity prices. On September 19, 2008, the FERC dismissed the RPM Buyers' complaint, finding that the RPM Buyers had failed to allege or prove that any party violated PJM's tariff and market rules, and that the prices determined during the transition period were determined in accordance with PJM's FERC-approved tariff. On October 20, 2008, the RPM Buyers requested rehearing of the FERC's order dismissing their complaint. On June 18, 2009, the FERC denied rehearing of the order.

New Source Review Notice of Violation

        On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the Clean Air Act. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. On June 30, 2009, the US EPA issued a request for information to EME Homer City under Section 114 of the CAA. EME Homer City is working on a response to the request. EME Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the United States Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. EME Homer City cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

Insurance

        EME Homer City maintains insurance policies that it believes are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1.6 billion. Under the terms of the participation agreements entered into as part of EME Homer City's sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages with insurers having specific minimum ratings if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. In addition, some of the insurers providing EME Homer City's insurance do not meet the minimum ratings required under the participation agreement. Due to the current market environment, the minimum insurance coverage and rating are not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance through June 1, 2010.

        EME Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are consistent with the requirements of the participation agreements. However, some insurers providing general liability coverage do not meet the minimum ratings requirements under the participation agreements. The waiver obtained permits EME Homer City to retain these insurers for all of its insurance coverages.

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

Note 8. Supplemental Cash Flows Information

	Six Months Ended June 30,
	2009	2008
	(in millions)
Cash paid
Interest	$51	$64
Income taxes	8	6
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with affiliate	$90	$—

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2008, and as compared to the second quarter of 2008 and six months ended June 30, 2008. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

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

Economic Conditions and Commodity Prices

        Continuation of the economic recession, among other factors, contributed to declines in electrical demand for the PJM West Hub location during the six months ended June 30, 2009. The electrical load, calculated from published data by PJM, for this location declined 4% compared to the six months ended June 30, 2008. The decline in price of natural gas, which often serves as the marginal fuel source in the region, together with lower electrical demand have resulted in significantly lower energy prices. The average 24-hour PJM market price for energy at the PJM West Hub declined to $41.40/MWh during the six months ended June 30, 2009 as compared to $72.17/MWh during the six months ended June 30, 2008. In the first six months ended June 30, 2009, EME Homer City's average realized energy price per MWh was higher than the average 24-hour PJM market price due to higher hedge prices.

Climate Change Legislation

        On June 26, 2009, the American Clean Energy and Security Act was passed by the U.S. House of Representatives. The bill would establish a 20% mandatory federal combined efficiency and renewable electricity standard for certain retail electricity suppliers and establish a cap-and-trade system for carbon emissions commencing in 2012. Under the cap-and-trade system, a cap to reduce aggregate greenhouse gas emissions from all covered entities would be established and decline over time. Emitters of greenhouse gases would be required to have allowances for greenhouse gas emissions emitted during a relevant measurement period. The bill would provide for stated portions of required allowances to be allocated (including allocation to merchant generators) free of charge in declining amounts over time. Emitters of greenhouse gases would have to purchase the remainder of their required allowances in the open market, although a portion may be provided by so-called offset credits (for alternative greenhouse gas conservation efforts). Legislation to regulate greenhouse gas emissions is now being considered by the U.S. Senate, and the timing, content, and potential effects on EME Homer City of climate change legislation, if any, that may be ultimately passed by the Congress and signed into law by the President remain uncertain.

Overview of EME Homer City's Operating Performance

        EME Homer City's net income (loss) for the second quarter and six months ended June 30, 2009 was $18 million and $29 million, respectively, compared to $(18) million and $4 million for the second quarter and six months ended June 30, 2008, respectively. The second quarter increase in earnings was primarily attributable to higher realized gross margin and lower plant maintenance expenses. The increase in realized gross margin was primarily due to higher capacity revenues and higher generation (driven primarily by higher availability), partially offset by lower average realized energy prices. The year-to-date increase in earnings was primarily attributable to lower plant maintenance expenses. In 2008, higher forced outages, lower off-peak dispatch and extended planned overhauls contributed to lower generation and higher maintenance expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues (in millions)	$161	$127	$326	$312
Statistics
Generation (in GWh)	3,025	2,250	5,683	5,442
Equivalent availability(1)	90.5%	61.6%	83.7%	74.6%
Capacity factor(2)	73.4%	54.6%	69.3%	66.0%
Load factor(3)	81.1%	88.7%	82.8%	88.6%
Forced outage rate(4)	7.0%	12.1%	9.5%	10.6%
Average realized energy price/MWh(5)	$46.24	$53.81	$51.29	$55.06
Capacity revenue only (in millions)	$18	$11	$30	$19
Average fuel costs/MWh	$20.91	$23.23	$22.36	$22.84

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

(5)
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less unrealized gains (losses) and other non-energy related revenue by (ii) total generation as shown in the table below. Revenue related to capacity sales are excluded from the calculation of average realized energy price.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions)
Operating revenues	$161	$127	$326	$312
Less:
Unrealized (gains) losses	(5)	6	(5)	7
Capacity and other revenues	(17)	(11)	(30)	(19)

Realized revenues	$139	$122	$291	$300

Generation (in GWh)	3,025	2,250	5,683	5,442
Average realized energy price/MWh	$46.24	$53.81	$51.29	$55.06

  The average realized energy price is presented as an aid in understanding the operating results of the Homer City facilities. Average realized energy price is a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as operating revenues. Management believes that the average realized energy price is more meaningful for investors as it reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices.

Operating Revenues

        Operating revenues increased $34 million and $14 million in the second quarter and six months ended June 30, 2009, respectively, compared to the corresponding periods of 2008. The second quarter increase was primarily attributable to higher energy revenues, due to higher generation but partially offset by lower average realized energy prices, unrealized gains related to hedge contracts (described below) and an increase in capacity revenues due to higher capacity prices obtained in the PJM RPM auctions. The year-to-date increase was primarily attributable to unrealized gains related to hedge contracts and an increase in capacity revenues, partially offset by lower energy revenues resulting from lower average realized energy prices.

        Included in operating revenues were unrealized gains (losses) from hedging activities of $5 million and $(6) million for the second quarters of 2009 and 2008, respectively, and $5 million and $(7) million for the six months ended June 30, 2009 and 2008, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Derivative Instruments," respectively.

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

Operating Expenses

        Operating expenses decreased $25 million and $27 million for the second quarter and six months ended June 30, 2009, respectively, compared to the corresponding periods of 2008. Operating expenses consist of fuel, loss on sale of emission allowances, plant operations, depreciation and amortization, and administrative and general. The primary changes in the components of operating expenses are discussed below.

        Fuel expenses increased $11 million and $3 million for the second quarter and six months ended June 30, 2009, respectively, compared to the corresponding periods of 2008. The increases were primarily attributable to higher generation partially offset by lower coal costs. Included in fuel costs were $1 million and $2 million during the second quarters of 2009 and 2008, respectively, and $8 million and $7 million during the six months ended June 30, 2009 and 2008, respectively, related to the net cost of emission allowances.

        Plant operations expense decreased $36 million and $31 million for the second quarter and six months ended June 30, 2009, respectively, compared to the corresponding periods of 2008. The decreases were primarily attributable to lower plant maintenance expenses. In 2008, higher forced outages and extended planned overhauls contributed to higher maintenance expenses.

Other Income (Expense)

        Interest expense decreased $1 million in the six months ended June 30, 2009, compared to the corresponding period of 2008. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also included interest of $10 million and $7 million in the second quarters of 2009 and 2008, respectively, and $17 million and $15 million in the six months ended June 30, 2009 and 2008, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance. EME Homer City had higher long-term debt balances during 2009 as compared to 2008 on the subordinated revolving loan agreement.

Provision for Income Taxes

        EME Homer City had effective income tax provision rates during the first six months ended June 30, 2009 and 2008 of 37% and 40%, respectively. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes resolution of issues pertaining to EME Homer City which were timing in nature. During the second quarter of 2009, EME Homer City recorded an income tax benefit of $0.3 million due to the settlement and related estimated impact of interest and state income taxes. The amount recorded is subject to change based on the final determination of interest and state taxes and items affected under the tax-allocation agreement.

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

Cash Flow

        At June 30, 2009, EME Homer City had cash and cash equivalents of $107 million, compared to $59 million at December 31, 2008. Net working capital at June 30, 2009 was $87 million, compared to $(42) million at December 31, 2008. The increase in working capital was primarily attributable to an $90 million reduction in amounts due to affiliates as a result of non-cash settlements of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with Edison Mission Finance, and a $42 million increase in current net derivative assets, driven by lower average market prices for power as compared to contracted prices at June 30, 2009.

        Net cash provided by operating activities increased $44 million in the first six months of 2009, compared to the corresponding period of 2008. The 2009 increase was primarily due to higher net income and an increase in affiliate interest payable as no payments were made on the subordinated revolving loan during the first six months of 2009.

        Net cash used in financing activities decreased $42 million in the first six months of 2009, compared to the corresponding period of 2008. During the first six months of 2009, EME Homer City borrowed $25 million on its affiliate subordinated revolving loan agreement and did not borrow any in the corresponding period of 2008. During the first six months of 2008, EME Homer City made $21 million of principal repayments on its affiliate subordinated revolving loan agreement, and did not make any repayments in the corresponding period of 2009.

        Net cash used in investing activities decreased $21 million in the first six months of 2009, compared to the first six months of 2008. The 2009 decrease was primarily due to lower capital expenditures and a decrease in restricted cash.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements.

Interim Funding Arrangements

        During April 2009, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $25 million to EME Homer City under the subordinated revolving loan agreement in place between Edison Mission Finance and EME Homer City. The funds were used to assist EME Homer City with working capital needs. The proceeds of the subordinated loans were deposited in EME Homer City's operating account. In July 2009, EME Homer City made a repayment of principal and interest of $38 million under the subordinated revolving loan agreement.

 Capital Expenditures and Lease Covenants

        At June 30, 2009, the estimated capital expenditures by EME Homer City through 2011 were as follows:

	July through December 2009	2010	2011
	(in millions)
Plant capital expenditures	$13	$55	$29
Environmental expenditures	—	15	32

Total	$13	$70	$61

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

        The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended June 30, 2009, the senior rent service coverage ratio was 2.57 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $20 million included in restricted cash at June 30, 2009 related to these reserve accounts.

Payments Made Under Subordinated Revolving Loan and Tax Payments

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan with Edison Mission Finance Co., a subsidiary of EME, that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction and payments made pursuant to tax-allocation agreements:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Payment of interest	$—	$9
Payment of principal	—	21

Subordinated revolving loan payments(1)	—	30
Tax payments	—	—

Total payments	$—	$30

(1)
On July 1, 2009, EME Homer City made a distribution of $38 million to EME.

Credit Ratings

        EME Homer City is not currently rated. EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. Credit ratings for EME and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME(1)	B2	B	BB-
EMMT	Not Rated	B	Not Rated

(1)
Senior unsecured rating.

        On July 13, 2009, S&P lowered the credit ratings of EME and EMMT from BB- to B and from BB- to B, respectively. On June 30, 2009, Moody's lowered the credit rating of EME from B1 to B2. The S&P ratings remain on negative outlook, while the Moody's rating outlook is stable. In addition, on July 2, 2009, Fitch placed the credit rating for EME on Rating Watch Negative. EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

        EME Homer City's sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with EMMT to sell forward the output of its facilities if EMMT does not have an investment grade credit rating from S&P or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents also include a requirement that EME Homer City's counterparty to such transactions, whether it is EMMT or another party, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City, which is not rated, currently sells all the output from its facilities through EMMT, which has a below investment grade credit rating. In order to continue to sell forward the output of its facilities through EMMT, either: (1) a consent from the sale-leaseback owner participant must be obtained; or (2) EMMT must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participant that allows it to enter into such sales, under specified conditions, through March 1, 2014. EME Homer City continues to be in compliance with the terms of the consent; however, because EMMT's credit rating has dropped below BB-, the consent is revocable by the sale-leaseback owner participant at any time. The sale-leaseback owner participants have not indicated that they intend to revoke the consent; however, there can be no assurance that they will not do so in the future. An additional consequence of EMMT's lowered credit rating is that outstanding accounts receivable between EMMT and EME Homer City have been reduced to zero, as required under the terms of the consent. EME Homer City is permitted to sell the output of its facilities into the spot market at any time. For more information, see "Market Risk Exposures—Commodity Price Risk."

Contractual Obligations and Contingencies

Fuel Supply Contracts

        At June 30, 2009, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to be $177 million summarized as follows: remainder of 2009—$121 million; 2010—$46 million; and 2011—$10 million.

Insurance

        EME Homer City maintains insurance policies that it believes are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1.6 billion. Under the terms of the participation agreements entered into as part of EME Homer City's sale-leaseback transaction, EME Homer City is required to maintain specified minimum insurance coverages with insurers having specific minimum ratings if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. In addition, some of the insurers providing EME Homer City's insurance do not meet the minimum ratings required under the participation agreement. Due to the current market environment, the minimum insurance coverage and rating are not commercially available at reasonable prices. EME Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance through June 1, 2010.

        EME Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are consistent with the requirements of the participation agreements. However, some insurers providing general liability coverage do not meet the minimum ratings requirements under the participation agreements. The waiver obtained permits EME Homer City to retain these insurers for all of its insurance coverages.

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

Clean Water Act—Cooling Water Standards and Regulations

        In January 2007, the Second Circuit rejected the US EPA rule on cooling water intake structures and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost-benefit analysis for determining the best technology available and the use of restoration to achieve compliance with the rule. In July 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. In April 2009, the U.S. Supreme Court reversed the Second Circuit and held that the US EPA may consider, but is not required to use, cost-benefit analysis in formulating regulations under Clean Water Act Section 316(b). The US EPA is currently rewriting the rule.

Air Quality Regulations

        The PADEP opacity regulations limit stack opacity to 20% on a one-minute average. PADEP's prior policy recognized the occurrence of transient exceedances of the standard, and allowed such exceedances within certain parameters (below 30% opacity and up to 1.5% of a unit's operating time). On April 18, 2009, the PADEP changed its opacity policy, eliminating many exemptions and reducing the allowable exceedance rate to 0.5% of a unit's operating time, effective as of April 1, 2009. EME Homer City has undertaken optimization of unit ramp rates and combustion parameters to reduce the deratings required to meet the opacity standards. Additional capital improvements may also be required. EME Homer City has operated below the 0.5% exceedance rate during the second quarter of 2009.

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

        EME Homer City's operations expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with EME Homer City's risk management policies, through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        In addition to prevailing market prices, EME Homer City's ability to derive profits from the sale of electricity will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the units may vary.

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and the PJM West Hub (EME Homer City's primary trading hub) during the first six months of 2009 and 2008:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2009	2008	2009	2008
January	$53.22	$54.32	$59.32	$66.80
February	42.86	61.74	46.31	68.29
March	38.08	65.37	41.63	70.48
April	32.64	61.99	34.48	69.12
May	31.39	49.37	33.40	59.84
June	29.87	78.72	33.25	98.50

Six-Month Average	$38.01	$61.92	$41.40	$72.17

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2009:

24-Hour PJM West Hub Forward Energy Prices(1)
2009
July	$41.24
August	41.10
September	36.23
October	35.25
November	38.72
December	45.15
2010 Calendar "strip"(2)	$48.63

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        EMMT engages in hedging activities for the Homer City facilities to hedge the risk of future change in the price of electricity. Hedging activities are typically weighted toward on-peak periods. The following table summarizes EME Homer City's hedge position at June 30, 2009:

	2009	2010
GWh	2,064	2,662
Average price/MWh(1)	$82.88	$90.61

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2009 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

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

        The following table summarizes the status of capacity sales for EME Homer City at June 30, 2009:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, net of Purchases(2)
	Installed Capacity MW	Unsold Capacity(1) MW	Capacity Sold MW					Aggregate Average Price per MW-day
				MW	Price per MW-day	MW	Average Price per MW-day
July 1, 2009 to May 31, 2010	1,884	(206)	1,678	1,670	$191.32	8	$191.32	$191.32
June 1, 2010 to May 31, 2011	1,884	(71)	1,813	1,813	174.29	—	—	174.29
June 1, 2011 to May 31, 2012	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013	1,884	(148)	1,736	1,736	133.37	—	—	133.37

(1)
Capacity not sold arises from: (1) capacity retained to meet forced outages under the RPM auction guidelines, and (2) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

(2)
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

        Revenues from the sale of capacity from EME Homer City beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if EME Homer City has an opportunity to capture a higher value associated with those markets. Under PJM's RPM system, the market price for capacity is generally determined by aggregate market-based supply conditions and an administratively set aggregate demand curve. Among the factors influencing the supply of capacity in any particular market are plant forced outage rates, plant closings, plant delistings (due to plants being removed as capacity resources and/or to export capacity to other markets), capacity imports from other markets, demand side management activities and the CONE.

Basis Risk

        Sales made from the Homer City facilities in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the Homer City busbar. In order to mitigate price risk from changes in spot prices at the Homer City busbar, EME Homer City may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the Homer City busbar does not exist. A liquid market does exist at the PJM West Hub. EME Homer City's hedging activities use this settlement point to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the six months ended June 30, 2009, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 8%, compared to 14% during the six months ended June 30, 2008. The monthly average difference between prices at the Homer City busbar and those at the PJM West Hub during the 12 months ended June 30, 2009 ranged from 5% to 21%.

        By entering into cash settled futures contracts and forward contracts using the PJM West Hub as the settlement point, EME Homer City is exposed to basis risk as described above. In order to mitigate basis risk, EME Homer City may purchase financial transmission rights and basis swaps in PJM for EME Homer City. A financial transmission right is a financial instrument that entitles the holder to receive the difference between actual spot prices for two delivery points in exchange for a fixed amount. Accordingly, EME Homer City's hedging activities include using financial transmission rights alone or in combination with forward contracts and basis swap contracts to manage basis risk.

Coal Price Risk

        The Homer City facilities purchase coal primarily obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at June 30, 2009 for the remainder of 2009 and the following two years:

	July through December 2009	2010	2011
Amount of coal under contract in millions of equivalent tons(1)(2)	2.6	1.0	0.2

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

(2)
At June 30, 2009, there are options to purchase additional coal of 0.5 million tons for 2010 and 0.6 million tons for 2011, 0.5 million tons for 2012 and 0.1 million tons for 2013.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, decreased during 2009 from 2008 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) decreased to $46.50 per ton at July 2, 2009 from $76 per ton at January 9, 2009, as reported by the Energy Information Administration. The 2009 decrease in NAPP coal prices was due in part to current global economic conditions that have lessened demand for coal, high levels of inventories and fuel switching.

Emission Allowances Price Risk

        The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's implementation of the CAIR, electric generating stations are required to hold seasonal and annual NOX allowances beginning January 1, 2009. As part of the acquisition of the Homer City facilities, EME Homer City obtained the rights to emission allowances that have been or are allocated to these facilities. EME Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. For further discussion of the CAIR, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" on page 83 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

        EME Homer City is subject to price risk for purchases of emission allowances required for actual emissions greater than allowances held. The market price for emission allowances may vary significantly. The average price of purchased SO2 allowances was $315 per ton during 2008. Based on broker's quotes and information from public sources, the spot price for SO2 allowances was $70 per ton at June 30, 2009.

        For a discussion of environmental regulations related to emissions, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations" on page 83 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

Accounting for Derivative Instruments

        EME Homer City uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in electricity, capacity and fuel prices, emission allowances and transmission rights. These derivative instruments include forward sales transactions entered into on a bilateral basis with third parties, futures contracts, full requirements services contracts or load requirements services contracts and capacity transactions. SFAS No. 133 requires changes in the fair value of each derivative instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative instruments, see "EME Homer City Generation L.P. and Subsidiaries Notes to Financial Statements—Note 3. Derivative Instruments," and also refer to "Derivative Financial Instruments and Hedging Activities" in Item 7 on page 26 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

        EME Homer City classifies unrealized gains and losses from derivative instruments as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the statements of cash flows. The following table summarizes unrealized gains (losses) for the second quarters of 2009 and 2008 and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Non-qualifying hedges	$1	$1	$—	$2
Ineffective portion of cash flow hedges	4	(7)	5	(9)

Total unrealized gains (losses)	$5	$(6)	$5	$(7)

        At June 30, 2009, unrealized gains of $5 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($2 million for the remainder of 2009 and $3 million for 2010).

Fair Value of Derivative Instruments

        EME Homer City adopted SFAS No. 157 effective January 1, 2008. The standard established a hierarchy for fair value measurements. For further discussion of EME Homer City's adoption of SFAS

No. 157, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 2. Fair Value Measurements."

        The fair value of outstanding derivative instruments at June 30, 2009 and December 31, 2008 was $161 million and $130 million, respectively. In assessing the fair value of EME Homer City's derivative instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The increase in fair value of commodity contracts at June 30, 2009 as compared to December 31, 2008 is attributable to a decline in the average market prices for power as compared to contracted prices at June 30, 2009, which is the valuation date. The following table summarizes the maturities and the related fair value of EME Homer City's commodity derivative assets and liabilities as of June 30, 2009:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices provided by external sources	$161	$120	$41	$—	$—
Prices based on models and other valuation methods	—	(1)	1	—	—

Total	$161	$119	$42	$—	$—

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

        EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 28% of EME Homer City's operating revenues for the six months ended June 30, 2009. Moody's rates PJM's debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

        For the six months ended June 30, 2009, a second customer, Constellation Energy Commodities Group, Inc., accounted for 63% of EME Homer City's operating revenues. Sales to Constellation largely consist of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which has a senior unsecured debt rating of BBB by S&P and Baa3 by Moody's. At June 30, 2009, EMMT's account receivable due from Constellation was $19 million.

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

RPM CONE

        On March 26, 2009, the FERC issued an order accepting the CONE values submitted by PJM in its February 9, 2009 filing. The FERC-accepted CONE as proposed for the May 2009 RPM auction for the 2012/2013 delivery year is higher than the previously approved CONE value. In addition, the FERC approved a proposal that would set a higher net region-wide CONE value. The FERC also accepted other RPM provisions, such as the holdback of 2.5% of the reliability requirement from the Base Residual Auction to encourage Demand Side Management which could reduce the clearing price for market capacity. Finally, the FERC RPM order directed PJM to file a proposal in September 2009 that would automate the adjustment of CONE (as compared to the existing tariff that requires a CONE evaluation and FERC filing every three years). Several parties have requested rehearing of the order. This matter is currently pending before the FERC.

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
101
Financial statements from the quarterly report on Form 10-Q of EME Homer City Generation L.P. for the quarter ended June 30, 2009, filed on August 7, 2009, formatted in XBRL: (i) the Statements of Income (Loss), (ii) the Statements of Comprehensive Income (Loss), (iii) the Balance Sheets, (iv) the Statements of Partners' Equity, (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P.
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ JOHN P. FINNERAN, JR. John P. Finneran, Jr. Director and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	August 7, 2009