Form 10-Q
period 2009-09-30
EME HOMER CITY GENERATION LP
filed 2009-11-06
CIK 1099534

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to
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

        Number of shares outstanding of the registrant's ownership interests as of November 6, 2009: Not applicable.

i

ii

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CAA	Clean Air Act
CONE	cost of new entry
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOV	notice of violation
NOX	nitrogen oxide
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues from Marketing Affiliate	$170	$236	$496	$548
Operating Expenses
Fuel	65	78	192	202
Loss on sale of emission allowances	—	—	1	—
Plant operations	22	22	77	108
Depreciation and amortization	16	16	48	48
Administrative and general	1	1	3	3

Total operating expenses	104	117	321	361

Operating income	66	119	175	187

Other Income (Expense)
Interest and other income	—	3	—	5
Interest expense	(32)	(31)	(95)	(95)

Total other expense	(32)	(28)	(95)	(90)

Income before income taxes	34	91	80	97
Provision for income taxes	14	36	31	38

Net Income	$20	$55	$49	$59

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income	$20	$55	$49	$59
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(5) and $153 for the three months and $8 and $19 for the nine months ended September 30, 2009 and 2008, respectively	(6)	213	5	26
Reclassification adjustments included in net income, net of income tax expense (benefit) of $18 and $20 for the three months and $19 and $(15) for the nine months ended September 30, 2009 and 2008, respectively	(23)	(27)	(20)	21

Other comprehensive income (loss)	(29)	186	(15)	47

Comprehensive Income (Loss)	$(9)	$241	$34	$106

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In millions, Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$115	$59
Due from affiliates	1	—
Fuel inventory	62	51
Spare parts inventory	30	28
Derivative assets	95	78
Intangible assets	38	36
Other current assets	9	15

Total current assets	350	267

Property, Plant and Equipment	2,221	2,199
Less accumulated depreciation and amortization	524	476

Net property, plant and equipment	1,697	1,723

Deferred taxes	88	80
Long-term derivative assets	23	54
Restricted deposits	27	37
Long-term intangible assets	11	25

Total Assets	$2,196	$2,186

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$23	$20
Accrued liabilities	3	10
Due to affiliates	42	152
Interest payable	45	27
Interest payable to affiliate	9	7
Derivative liabilities	3	1
Deferred taxes	31	35
Current portion of lease financing	63	57

Total current liabilities	219	309

Long-term debt to affiliate	484	358
Lease financing, net of current portion	1,087	1,150
Benefit plans and other	47	43
Long-term derivative liabilities	—	1

Total Liabilities	1,837	1,861

Commitments and Contingencies (Note 7)
Partners' Equity	359	325

Total Liabilities and Partners' Equity	$2,196	$2,186

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In millions, Unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 2008	$324	$1	$325
Net income	49	—	49
Other comprehensive loss	(15)	—	(15)

Balance at September 30, 2009	$358	$1	$359

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$49	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47	49
Deferred taxes	(1)	(10)
Loss on sale of emission allowances	1	—
Increase in due to affiliates	4	23
Increase in inventory	(13)	(17)
Decrease (increase) in other current assets	2	(6)
Decrease in intangible assets	12	13
Increase in accounts payable and other current liabilities	1	1
Increase in interest payable	20	30
Increase in other liabilities	5	1
Increase in derivative assets and liabilities	(11)	(7)

Net cash provided by operating activities	116	136

Cash Flows From Financing Activities
Borrowings on long-term obligation to affiliate	25	—
Repayments of long-term obligation to affiliate	(14)	(21)
Repayments of lease financing	(58)	(53)

Net cash used in financing activities	(47)	(74)

Cash Flows From Investing Activities
Capital expenditures	(24)	(33)
Proceeds from sale of emission allowances	1	—
Decrease in restricted deposits	10	—

Net cash used in investing activities	(13)	(33)

Net increase in cash and cash equivalents	56	29
Cash and cash equivalents at beginning of period	59	142

Cash and cash equivalents at end of period	$115	$171

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

        EME Homer City's significant accounting policies are described in "Note 1—Summary of Significant Accounting Policies" on page 60 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008. EME Homer City follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2009 as discussed below in "—New Accounting Requirements." This quarterly report should be read in conjunction with such financial statements.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

        Management has performed an evaluation of subsequent events through November 6, 2009, the date the financial statements were issued.

Cash Equivalents

        Cash equivalents include money market funds totaling $3 million and $38 million at September 30, 2009 and December 31, 2008, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

New Accounting Requirements

Accounting Requirements Adopted

General Principles—

        In June 2009, the FASB issued an accounting standard establishing the FASB Accounting Standards Codification (Codification) as the source of authoritative, nongovernmental U.S. GAAP superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Following this action, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates. Two levels of U.S. GAAP will exist: authoritative and non-authoritative. The Codification is not intended to change U.S. GAAP or guidance issued by the Securities and Exchange Commission. EME Homer City adopted the Codification effective July 1, 2009.

Subsequent Events—

        In May 2009, the FASB issued authoritative guidance that sets forth the period subsequent to the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize these events or transactions; and the disclosures that an entity should make. EME Homer City adopted this guidance effective April 1, 2009. The adoption had no impact on EME Homer City's results of operations, financial position or cash flows.

Fair Value Measurements and Disclosures—

        In April 2009, the FASB issued authoritative guidance affirming the objective of a fair value measurement, which is to identify the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the measurement date between market participants ("exit price") under current market conditions. This includes guidance on identifying circumstances that indicate when there is no active market or transactions where the price inputs being used represent distressed or forced sales. If either of these conditions exists, this guidance provides additional direction for estimating fair value and requires disclosure of a change in valuation technique (and the related inputs) resulting from the application of this position and to quantify its effects, if practicable. This guidance also requires disclosures on a more disaggregated basis for investments in debt and equity securities measured at fair value. EME Homer City adopted this guidance effective April 1, 2009. The adoption had no impact on EME Homer City's results of operations, financial position or cash flows.

        In April 2009, the FASB issued authoritative guidance requiring disclosures about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim reporting periods as well as annual statements. EME Homer City adopted this guidance effective April 1, 2009. Since this guidance impacts disclosure only, the adoption did not have an impact on EME Homer City's results of operations, financial position or cash flows. For disclosures, see Note 2—Fair Value Measurements.

        Effective January 1, 2009, EME Homer City adopted authoritative guidance on nonrecurring fair value measurements of nonfinancial assets and liabilities. The adoption had no impact on EME Homer City's financial statements.

Investments—Debt and Equity Securities—

        In April 2009, the FASB amended existing authoritative guidance which determines whether impairment is other than temporary for debt securities. Under this amended guidance, an entity writes down to fair value through earnings, impaired debt securities that it currently intends to sell or for which it is more likely than not it will be required to sell before the anticipated recovery. If an entity does not intend and will not be required to sell a debt security but it is probable that the entity will not collect all amounts due, the entity will separate the other-than-temporary impairment into two components: 1) the amount due to credit loss would be recognized in earnings, and 2) the remaining portion would be recognized in other comprehensive income. EME Homer City adopted this guidance effective April 1, 2009, resulting in increased disclosures. The adoption of this guidance did not have an impact on EME Homer City's results of operations, financial position or cash flows. For disclosures, see "—Cash Equivalents."

Derivatives and Hedging—

        In March 2008, the FASB issued authoritative guidance requiring additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. EME Homer City adopted this guidance effective January 1, 2009. Since this guidance impacts disclosure only, the adoption did not have an impact on EME Homer City's results of operations, financial position or cash flows. For information regarding EME Homer City's risk management activities, including derivative instruments and hedging activities, see Note 3—Derivative Instruments.

Intangibles—Goodwill and Other—

        In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations and other U.S. GAAP. EME Homer City adopted this guidance effective January 1, 2009. The adoption had no impact on EME Homer City's results of operations, financial position or cash flows.

Accounting Requirements Not Yet Adopted

Compensation—Retirement Benefits—

        In December 2008, the FASB issued authoritative guidance requiring additional postretirement benefit plan asset disclosures by employers about the major categories of assets, the inputs and valuation techniques used to measure fair value, the level within the fair value hierarchy, the effect of using significant unobservable inputs (Level 3) and significant concentrations of risk. This guidance is effective for years ending after December 15, 2009 and therefore, EME Homer City will adopt this guidance at year-end 2009. This guidance will impact disclosures only and will not have an impact on EME Homer City's results of operations, financial position or cash flows.

Fair Value Measurements—

        In August 2009, the FASB issued an accounting standards update that provides additional guidance on how companies should measure liabilities at fair value. While reaffirming the existing definition of fair value, the update reintroduced the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. If the quoted price of a liability when traded as an asset includes the effect of a credit enhancement (i.e., a guarantee), this effect should be excluded from the measurement of the liability. EME Homer City adopted this guidance effective October 1, 2009. This guidance is not expected to have a material impact on its financial statements.

Note 2. Fair Value Measurements

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Authoritative guidance on fair value measurements and disclosures clarifies that a fair value measurement for a liability should reflect the entity's nonperformance risk. In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:

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

        In assessing nonperformance risks, EMMT reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. EME Homer City reduced the fair value of derivative assets for nonperformance risks by $1 million at September 30, 2009.

        Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices (unadjusted) in active markets.

        The following table sets forth EME Homer City's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy as of September 30, 2009 and December 31, 2008:

As of September 30, 2009	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$3	$—	$—	$—	$3
Derivative contracts	—	117	—	1	118
Liabilities at Fair Value
Derivative contracts	$—	$(2)	$—	$(1)	$(3)

As of December 31, 2008	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$38	$—	$—	$—	$38
Derivative contracts	—	131	—	1	132
Liabilities at Fair Value
Derivative contracts	$—	$(1)	$—	$(1)	$(2)

(1)
Included in cash and cash equivalents on EME Homer City's balance sheet.

(2)
Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

        The following table sets forth a summary of changes in the fair value of EME Homer City's Level 3 derivative contracts, net for the periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Fair value of derivative contracts, net at beginning of periods	$—	$(3)	$—	$(2)
Total realized/unrealized gains (losses):
Included in earnings(1)	(3)	33	(3)	35
Included in accumulated other comprehensive income	—	4	—	1
Purchases and settlements, net	3	(33)	3	(35)
Transfers in or out of Level 3	—	(1)	—	1

Fair value of derivative contracts, net at September 30	$—	$—	$—	$—

(1)
Reported in operating revenues on EME Homer City's statements of income.

        The change in unrealized gains (losses) related to derivative contracts, net held at September 30, 2009 during the three months and nine months ended September 30, 2009 and 2008 was immaterial.

Long-term Obligations

        The carrying amount of EME Homer City's subordinated loan with an affiliate was $484 million at September 30, 2009 and $358 million at December 31, 2008. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City facilities.

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

  •
  capacity transactions.

        The extent to which EME Homer City hedges its market price risk depends on several factors. First, EME Homer City evaluates over-the-counter market prices to determine if forward market prices are sufficiently attractive compared to the risks associated with the fluctuating spot market. Second, EME Homer City evaluates the sufficiency of EMMT's credit capacity and whether the forward sales markets have sufficient liquidity to enable EME Homer City to identify appropriate counterparties for hedge transactions. In the case of hedging transactions related to the generation and capacity of the Homer City facilities, credit support is provided by EME. Hedge transactions entered into by EME Homer City follow authoritative guidance on derivatives and hedging.

        Authoritative guidance on derivatives and hedging establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). A company is required to record derivatives on its balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as a normal sale and purchase. All changes in the fair value of derivative instruments are recognized currently in earnings, unless specific hedge criteria are met, which requires that EME Homer City formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        The accounting requirements for cash flow hedges provide that the effective portion of gains or losses on derivative instruments designated and qualifying as cash flow hedges be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gains or losses on the derivative instruments, if any, must be recognized currently in earnings.

        Many of the derivative instruments entered into for risk management purposes (also referred to as non-trading purposes) meet the requirements for hedge accounting. However, not all derivative instruments entered into for risk management purposes will qualify for hedge accounting treatment. Furthermore, EME Homer City utilizes derivative contracts that are designed to adjust financial and/or physical positions that reduce costs or increase gross margin. Accordingly, risk management positions may not be designated as cash flow hedges and are thus marked to market through current period earnings (derivatives that are entered into for risk management, but which are not designated as cash flow hedges, are referred to as economic hedges).

        Authoritative guidance on derivatives and hedging affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies from accrual accounting (i.e., revenue recognition based on the settlement of transactions), EME Homer City records unrealized gains or losses. EME Homer City classifies unrealized gains and losses from commodity contracts in operating revenues. In addition, the results of derivative activities are recorded in cash flows from operating activities in the statements of cash flows.

        Where EME Homer City's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, EME Homer City presents its derivative assets and liabilities on a net basis in its balance sheet.

Notional Volumes of Derivative Instruments

        The following table summarizes the notional volumes of derivatives used for hedging activities at September 30, 2009:

Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges	Economic Hedges
Electricity	Forwards/Futures	Sales	GWh	5,141(1)	4,313(2)
Electricity	Forwards/Futures	Purchases	GWh	—	4,818(2)
Electricity	Congestion	Sales	GWh	—	136(3)
Electricity	Congestion	Purchases	GWh	—	2,454(3)

(1)
Includes forward and futures contracts that qualify for hedge accounting.

(2)
EME Homer City also entered into transactions that adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. These positions largely offset each other. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

(3)
Congestion contracts are financial transmission rights, transmission congestion contracts or congestion revenue rights. These positions are similar to a swap, where the buyer is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

Fair Value of Derivative Instruments

        The following table summarizes the gross fair value of commodity derivative instruments for non-trading purposes at September 30, 2009:

	Derivative Assets			Derivative Liabilities
							Net Assets
	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal
	(in millions)
Cash flow hedges	$101	$23	$124	$8	$1	$9	$115
Economic hedges	47	4	51	48	3	51	—

	$148	$27	$175	$56	$4	$60	$115
Netting	(53)	(4)	(57)	(53)	(4)	(57)	—

Total	$95	$23	$118	$3	$—	$3	$115

Income Statement Impact of Derivative Instruments

        The following table provides the activity of accumulated other comprehensive income for the nine months ended September 30, 2009, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity(1)	Income Statement Location
	(in millions)
Accumulated other comprehensive income derivative gain at December 31, 2008	$130
Effective portion of changes in fair value	13
Reclassification from accumulated other comprehensive income to net income	(39)	Operating revenues

Accumulated other comprehensive income derivative gain at September 30, 2009	$104

(1)
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at September 30, 2009 and December 31, 2008 were $61 million and $76 million, respectively.

        The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME Homer City recorded a net gains (losses) of $7 million and $9 million during the third quarters of 2009 and 2008, respectively, and $12 million and $(7) million during the nine months ended September 30, 2009 and 2008, respectively, representing the amount of cash flow hedge ineffectiveness and is reflected in operating revenues in the statements of income.

        The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the statements of income for the periods ended September 30, 2009 is presented below:

Type	Income Statement Location	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
		(in millions)
Economic hedges	Operating revenue	$(1)	$(5)

Note 4. Accumulated Other Comprehensive Income

        Accumulated other comprehensive income consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Gains (Losses) and Prior Service Adjustments, Net(1)	Accumulated Other Comprehensive Income
	(in millions)
Balance at December 31, 2008	$76	$(5)	$71
Current period change	(15)	—	(15)

Balance at September 30, 2009	$61	$(5)	$56

(1)
For further detail, see Note 5—Compensation and Benefit Plans.

        Unrealized gains on cash flow hedges, net of tax, at September 30, 2009, included futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than EME Homer City's contract prices. As EME Homer

City's hedged positions are realized, $49 million, after tax, of the net unrealized gains on cash flow hedges at September 30, 2009 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of September 30, 2009, EME Homer City had made approximately $0.5 million in contributions to its pension plans and estimates to make $0.1 million of contributions in the last three months of 2009.

        The following are components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$0.4	$0.4	$1.0	$1.1
Interest cost	0.4	0.4	1.2	1.2
Expected return on plan assets	(0.3)	(0.3)	(0.8)	(1.1)
Amortization of net loss (gain)	—	(0.1)	0.2	(0.1)

Total expense	$0.5	$0.4	$1.6	$1.1

Postretirement Benefits Other Than Pensions

        As of September 30, 2009, EME Homer City had made approximately $0.5 million in contributions to its postretirement benefits other than pensions and estimates to make $0.1 million of contributions in the last three months of 2009.

        The following are components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$0.2	$0.2	$0.5	$0.6
Interest cost	0.3	0.3	1.2	1.1
Amortization of prior service credit	—	—	(0.2)	(0.1)
Amortization of net loss	—	0.1	0.2	0.2

Total expense	$0.5	$0.6	$1.7	$1.8

Note 6. Income Taxes

        EME Homer City had effective income tax provision rates during the nine months ended September 30, 2009 and 2008 of 39% and 40%, respectively. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes the resolution of issues pertaining to EME Homer City which were timing in nature. During the second quarter of 2009, EME Homer City recorded an income tax benefit of $0.3 million due to the settlement and related estimated impact of interest and state income taxes. The amount recorded is subject to change based on the final determination of interest and state taxes and items affected under the tax-allocation agreement.

Note 7. Commitments and Contingencies

Commitments

Capital Improvements

        At September 30, 2009, EME Homer City had firm commitments to spend approximately $10 million on capital expenditures during the remainder of 2009 primarily related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components and main power transformer replacement. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        At September 30, 2009, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to be $523 million summarized as follows: remainder of 2009—$45 million; 2010—$268 million; 2011—$131 million, and 2012—$79 million.

Coal Transportation Agreements

        During September 2009, EME Homer City entered into a contract for the transport of coal by rail to its facilities for 2010 and 2011. At September 30, 2009, based on the contract provisions which consist of minimum quantities, these commitments are currently estimated to aggregate $26 million, summarized as follows: 2010—$14 million and 2011—$12 million.

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

Indemnity Provided as Part of the Acquisition of the Homer City Facilities

        In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. For a discussion of the NOV received by EME Homer City and associated indemnity claims, see "—Contingencies—New Source Review Notice of Violation." EME Homer City has not recorded a liability related to this indemnity.

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

Environmental Matters and Regulations

        The construction and operation of power plants are subject to federal, state and local environmental laws and regulations, which typically require a lengthy and complex process for obtaining licenses, permits and approvals for construction, operation or modification of a project or generating facility. EME Homer City believes that it is in substantial compliance with existing environmental regulatory requirements. However, possible developments, such as the promulgation of more stringent environmental laws and regulations, proceedings that may be initiated by environmental and other regulatory authorities, cases in which new theories of liability are recognized, and settlements agreed to by other companies that establish precedent or expectations for the power industry, could affect the costs and the manner in which EME Homer City conducts its business and could require substantial additional capital or operational expenditures or the ceasing of operations at certain of its facilities. There is no assurance that EME Homer City's financial position and results of operations would not be materially adversely affected. EME Homer City is unable to predict the precise extent to which additional laws and regulations may affect its future operations and capital expenditure requirements. For a more complete discussion of EME Homer City's environmental contingencies, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations" on page 83 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008. For further discussion of EME Homer City's environmental and regulatory risks, refer to "Item 1A. Risk Factors—Regulatory and Environmental Risks" on page 17 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

Note 8. Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash paid
Interest	$75	$64
Income taxes	9	21
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with affiliate	$115	$—

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME Homer City since December 31, 2008, and as compared to the third quarter of 2008 and nine months ended September 30, 2008. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

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

Commodity Prices

        Economic conditions and mild weather during the summer months, among other factors, contributed to declines in electrical demand for the PJM West Hub location during the nine months ended September 30, 2009. The electrical load, calculated from published data by PJM, for this location declined 4% during the nine months ended September 30, 2009, compared to the corresponding period of 2008. The decline in price of natural gas, which often serves as the marginal fuel source in the region, together with lower electrical demand resulted in significantly lower energy prices. The average 24-hour PJM market price for energy at the PJM West Hub declined to $38.65/MWh during the nine months ended September 30, 2009 as compared to $73.86/MWh during the nine months ended September 30, 2008.

Greenhouse Gas Regulation

        Legislation to regulate GHG emissions continues to be considered by the Congress; however, the timing, content, and potential effects on EME Homer City of any climate change legislation that may be enacted remain uncertain. In June 2009, the American Clean Energy and Security Act was passed by the U.S. House of Representatives. The bill would establish a 20% mandatory federal combined efficiency and renewable electricity standard for certain retail electricity suppliers and establish a cap-and-trade system for carbon emissions commencing in 2012. Under the cap-and-trade system, a cap to reduce aggregate GHG emissions from all covered entities would be established and decline over time. Emitters of GHGs would be required to have allowances for GHG emissions emitted during a relevant measurement period. The bill would provide for stated portions of required allowances to be allocated (including allocation to merchant generators) free of charge in declining amounts over time. Emitters of GHGs would have to purchase the remainder of their required allowances in the open market, although a portion may be provided by so-called offset credits (for alternative GHG conservation efforts).

        In April 2009, the US EPA responded to the 2007 U.S. Supreme Court decision in Massachusetts v. EPA by issuing a proposed finding that the current and projected concentrations of the mix of six key GHGs, including carbon dioxide, in the atmosphere threaten the public health and welfare of current and future generations and that such GHGs were air pollutants covered by the CAA. In September 2009, the US EPA issued its Final Mandatory Greenhouse Gas Reporting Rule, which will require all sources within specified categories, including electric generation facilities, to begin emissions monitoring in January 2010, and to submit annual reports to the US EPA by March 31 of each year, with the first report due on March 31, 2011. In September 2009, the US EPA also issued a proposed rule, known as the "tailoring rule," that if adopted would require new facilities with a potential to emit over 25,000 tons of GHGs per year (major GHG sources), or existing major GHG sources emitting over 25,000 tons of GHGs per year that are modified and, as a result, increase their potential GHG emissions by over 10,000 tons per year, to obtain pre-construction permits that would demonstrate that they are using best available control technologies to minimize their GHG emissions. If controls are required to be installed at the Homer City facilities in the future in order to reduce GHG emissions pursuant to regulations issued by the US EPA or others, the potential impact will depend on the nature of the controls applied, which remains uncertain.

        Three courts recently addressed the question of whether power plants that emit GHGs constituted public nuisances that could be held liable for damages or other remedies. In one case (in which Edison International is a named defendant), a California federal district court dismissed the plaintiffs' claims. In the other two, federal courts of appeals permitted the suits to go forward. These differing results remain subject to appeal and thus the ultimate impact of these cases remains uncertain. EME Homer City cannot predict whether these recent appellate decisions will result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts for these sorts of claims. For further discussion, see "Liquidity and Capital Resources—Environmental Matters and Regulations—Litigation Developments."

Overview of EME Homer City's Operating Performance

        EME Homer City's net income for the third quarter and nine months ended September 30, 2009 was $20 million and $49 million, respectively, compared to $55 million and $59 million for the third quarter and nine months ended September 30, 2008, respectively. The 2009 decreases in earnings were primarily attributable to lower average realized energy prices and lower generation, partially offset by an increase in capacity revenues. The year-to-date decrease in earnings was also partially offset by lower plant maintenance expenses. In 2008, higher forced outages, lower off-peak dispatch and extended planned overhauls contributed to lower generation and higher maintenance expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues (in millions)	$170	$236	$496	$548
Statistics
Generation (in GWh)	2,994	3,354	8,677	8,796
Equivalent availability(1)	92.7%	93.6%	86.8%	80.9%
Capacity factor(2)	71.8%	80.5%	70.1%	70.9%
Load factor(3)	77.5%	86.0%	80.8%	87.6%
Forced outage rate(4)	3.8%	4.0%	7.6%	8.1%
Average realized energy price/MWh(5)	$44.83	$61.95	$49.06	$57.69
Capacity revenue only (in millions)	$30	$14	$60	$33
Average fuel costs/MWh	$21.46	$23.30	$22.05	$23.02

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues	$170	$236	$496	$548
Less:
Unrealized gains	(6)	(14)	(11)	(7)
Capacity and other revenues	(29)	(15)	(59)	(34)

Realized revenues	$135	$207	$426	$507

Generation (in GWh)	2,994	3,354	8,677	8,796
Average realized energy price/MWh	$44.83	$61.95	$49.06	$57.69

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

 Operating Revenues

        Operating revenues decreased $66 million and $52 million in the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The decreases were primarily attributable to lower energy revenues, due to lower average realized energy prices and lower generation, partially offset by an increase in capacity revenues due to higher capacity prices obtained in the PJM RPM auctions. For further discussion on energy prices, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Commodity Prices."

        Included in operating revenues were unrealized gains from hedging activities of $6 million and $14 million for the third quarters of 2009 and 2008, respectively, and $11 million and $7 million for the nine months ended September 30, 2009 and 2008, respectively. Unrealized gains were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Derivative Instruments," respectively.

Seasonal Disclosure

        Due to fluctuations in electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Homer City facilities vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Homer City facilities are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

Operating Expenses

        Operating expenses decreased $13 million and $40 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. Operating expenses consist of fuel, loss on sale of emission allowances, plant operations, depreciation and amortization, and administrative and general. The primary changes in the components of operating expenses are discussed below.

        Fuel expenses decreased $13 million and $10 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The decreases were primarily attributable to lower coal costs and lower emissions cost. Included in fuel costs were $5 million and $9 million during the third quarters of 2009 and 2008, respectively, and $13 million and $16 million during the nine months ended September 30, 2009 and 2008, respectively, related to the net cost of emission allowances.

        Plant operations expense decreased $31 million for the nine months ended September 30, 2009, compared to the corresponding period of 2008. The decrease was primarily attributable to lower plant maintenance expenses. In 2008, higher forced outages and extended planned overhauls contributed to higher maintenance expenses.

 Other Income (Expense)

        Interest expense was comparable for the third quarter and nine months ended September 30, 2009, compared to the corresponding periods of 2008. Interest expense primarily relates to the lease financing of the Homer City facilities that originated in December 2001. Interest expense also included interest of $9 million and $8 million in the third quarters of 2009 and 2008, respectively, and $26 million and $23 million in the nine months ended September 30, 2009 and 2008, respectively, on EME Homer City's subordinated revolving loan agreement with Edison Mission Finance. EME Homer City had higher long-term debt balances during 2009 as compared to 2008 on the subordinated revolving loan agreement.

Provision for Income Taxes

        EME Homer City had effective income tax provision rates during the first nine months ended September 30, 2009 and 2008 of 39% and 40%, respectively. EME Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes the resolution of issues pertaining to EME Homer City which were timing in nature. During the second quarter of 2009, EME Homer City recorded an income tax benefit of $0.3 million due to the settlement and related estimated impact of interest and state income taxes. The amount recorded is subject to change based on the final determination of interest and state taxes and items affected under the tax-allocation agreement.

New Accounting Requirements

        For a discussion of new accounting requirements affecting EME Homer City, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Requirements."

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        For a complete discussion of liquidity and capital resources, read this quarterly report on Form 10-Q in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

Cash Flow

        At September 30, 2009, EME Homer City had cash and cash equivalents of $115 million, compared to $59 million at December 31, 2008. Net working capital at September 30, 2009 was $131 million, compared to $(42) million at December 31, 2008. The increase in working capital was primarily attributable to a $115 million reduction in amounts due to affiliates as a result of non-cash settlements of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with Edison Mission Finance.

        Net cash provided by operating activities decreased $20 million in the first nine months of 2009, compared to the corresponding period of 2008. The 2009 decrease was primarily due to lower net income during the first nine months of 2009.

        Net cash used in financing activities decreased $27 million in the first nine months of 2009, compared to the corresponding period of 2008. During the first nine months of 2009, EME Homer City borrowed $25 million on its affiliate subordinated revolving loan agreement and did not borrow any in the corresponding period of 2008. Also during the first nine months of 2009, EME Homer City made $7 million less of principal repayments on its affiliate subordinated revolving loan agreement, as compared to the corresponding period of 2008.

        Net cash used in investing activities decreased $20 million in the first nine months of 2009, compared to the corresponding period of 2008. The 2009 decrease was primarily due to lower capital expenditures and a decrease in restricted deposits.

        The use of EME Homer City's cash generated from operations is restricted by the sale-leaseback agreements.

Interim Funding Arrangements

        During April 2009, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $25 million to EME Homer City under the subordinated revolving loan agreement in place between Edison Mission Finance and EME Homer City. The funds were used to assist EME Homer City with working capital needs. The proceeds of the subordinated loans were deposited in EME Homer City's operating account. In July 2009, EME Homer City made repayments of principal and interest under the subordinated revolving loan agreement of $38 million.

Capital Expenditures and Lease Covenants

        At September 30, 2009, the estimated capital expenditures by EME Homer City through 2011 were as follows:

	October through December 2009	2010	2011
	(in millions)
Plant capital expenditures	$10	$55	$29
Environmental expenditures	—	15	32

Total	$10	$70	$61

        Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components and main power transformer replacement. Environmental expenditures relate to emission monitoring and control projects. EME Homer City plans to fund these expenditures with cash on hand or cash generated from operations. For further discussion regarding possible additional capital expenditures, including environmental control equipment, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation" on page 83 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

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

        The rent payments that EME Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, EME Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended September 30, 2009, the senior rent service coverage ratio was 2.07 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if EME Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

        EME Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided EME Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. EME Homer City had $20 million included in restricted deposits at September 30, 2009 related to these reserve accounts.

Payments Made Under Subordinated Revolving Loan and Tax Payments

        The following table summarizes the payments by EME Homer City under its subordinated revolving loan with Edison Mission Finance Co., a subsidiary of EME, that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction and payments made pursuant to tax-allocation agreements:

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Payment of interest	$24	$9
Payment of principal	14	21

Subordinated revolving loan payments(1)	38	30
Tax payments	—	14

Total payments	$38	$44

(1)
On October 1, 2009, EME Homer City made a permitted distribution payment of $37 million.

Credit Ratings

        EME Homer City is not currently rated. EME Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. Credit ratings for EME and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME(1)	B2	B	BB-
EMMT	Not Rated	B	Not Rated

(1)
Senior unsecured rating.

        The S&P and Fitch ratings are on negative outlook, while the Moody's rating outlook is stable. EME Homer City cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

        EME Homer City's sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with EMMT to sell forward the output of its facilities if EMMT does not have an investment grade credit rating from S&P or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents also include a requirement that EME Homer City's counterparty to such transactions, whether it is EMMT or another party, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME Homer City, which is not rated, currently sells all the output from its facilities through EMMT, which has a below investment grade credit rating. In order to continue to sell forward the output of its facilities through EMMT, either: (1) a consent from the sale-leaseback owner participants must be obtained; or (2) EMMT must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME Homer City has obtained a consent from the sale-leaseback owner participants that allows it to enter into such sales, under specified conditions, through March 1, 2014. EME Homer City continues to be in compliance with the terms of the consent; however, because EMMT's credit rating has dropped below BB-, the consent is revocable by the sale-leaseback owner participants at any time. The sale-leaseback owner participants have not indicated that they intend to revoke the consent; however, there can be no assurance that they will not do so in the future. An additional consequence of EMMT's lowered credit rating is that outstanding accounts receivable between EMMT and EME Homer City have been reduced to zero, as required under the terms of the consent. Revocation of the consent would not affect trades between EMMT and EME Homer City that had been entered into while the consent was still in effect. EME Homer City is permitted to sell the output of its facilities into the spot market at any time. For more information, see "Market Risk Exposures—Commodity Price Risk."

Contractual Obligations and Contingencies

Fuel Supply Contracts

        At September 30, 2009, EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require EME Homer City to purchase a minimum quantity over the term of the contracts, with an option at EME Homer City's discretion to purchase additional amounts as stated in the agreements. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to be $523 million summarized as follows: remainder of 2009—$45 million; 2010—$268 million; 2011—$131 million, and 2012—$79 million.

Coal Transportation Agreements

        During September 2009, EME Homer City entered into a contract for the transport of coal by rail to its facilities for 2010 and 2011. At September 30, 2009, based on the contract provisions which consist of minimum quantities, these commitments are currently estimated to aggregate $26 million, summarized as follows: 2010—$14 million and 2011—$12 million.

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

Air Quality Regulations

        The PADEP opacity regulations limit stack opacity to 20% on a one-minute average. PADEP's prior policy recognized the occurrence of transient exceedances of the standard, and allowed such exceedances within certain parameters (below 30% opacity and up to 1.5% of a unit's operating time). On April 18, 2009, the PADEP changed its opacity policy, eliminating many exemptions and reducing the allowable exceedance rate to 0.5% of a unit's operating time, effective as of April 1, 2009. EME Homer City has undertaken optimization of unit ramp rates and combustion parameters to reduce the deratings required to meet the opacity standards. Additional capital improvements may also be required. EME Homer City has operated below the 0.5% exceedance rate during the second and third quarters of 2009.

Greenhouse Gas Regulation

        In April 2009, the US EPA responded to the 2007 U.S. Supreme Court decision in Massachusetts v. EPA by issuing a proposed finding that the current and projected concentrations of the mix of six key GHGs, including carbon dioxide, in the atmosphere threaten the public health and welfare of current and future generations and that such GHGs were air pollutants covered by the CAA. In September 2009, the US EPA issued its Final Mandatory Greenhouse Gas Reporting Rule, which will require all sources within specified categories, including electric generation facilities, to begin emissions monitoring in January 2010, and to submit annual reports to the US EPA by March 31 of each year, with the first report due on March 31, 2011. In September 2009, the US EPA also issued a proposed rule, known as the "tailoring rule," that if adopted would require new facilities with a potential to emit over 25,000 tons of GHGs per year (major GHG sources), or existing major GHG sources emitting over 25,000 tons of GHGs per year that are modified and, as a result, increase their potential GHG emissions by over 10,000 tons per year, to obtain pre-construction permits that would demonstrate that they are using best available control technologies to minimize their GHG emissions.

Litigation Developments

        On October 15, 2009, a California federal district court dismissed the complaint that had been filed by the native Alaskan village of Kivalina and the Kivalina tribe in February 2008 against numerous defendants, including Edison International, principally in the oil and energy industries. Plaintiffs had alleged GHG emissions from the defendants' business activities contributed to global warming impacts that are melting the Arctic sea ice that protects the village from winter storms. EME Homer City was not named as a defendant in the complaint. The court dismissed the plaintiffs' federal nuisance claims stating that they were inappropriate for judicial resolution because they required policy choices that were reserved to the legislative or executive branches of the government (the "political question doctrine"). The court also held that the plaintiffs did not have standing to bring the case, in part because of the lack of connection between the defendants' conduct and the harm that plaintiffs alleged was occurring. The court also dismissed plaintiffs' state law nuisance claims, but without prejudice to those claims being re-filed in state court.

        Recently, however, the federal Second Circuit and Fifth Circuit Courts of Appeals both issued decisions in cases against GHG emitters, which concluded that plaintiffs in those cases did have standing to bring nuisance claims and that those claims were not precluded by the political question doctrine.

        In 2004, several states and environmental organizations filed a complaint in a federal district court in New York, alleging that several electric utilities were liable under a theory of public nuisance for damages caused by the alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. EME Homer City was not named as a defendant in the complaint. The power plants that were the subject of the complaint were not located in physical proximity to the plaintiffs. On September 21, 2009, the Second Circuit Court of Appeals reinstated the lawsuit, holding that the plaintiffs had standing and that their claims did not violate the political question doctrine.

        On October 16, 2009, the United States Court of Appeals for the Fifth Circuit reinstated a class action lawsuit that had been dismissed by a federal district court in Mississippi. The plaintiffs claimed that emissions of GHGs from fossil fuel-fired electric generation and other operations allegedly contributed to the destructive force of Hurricane Katrina. The Fifth Circuit decision would allow the plaintiffs to continue to pursue their state law claims of public and private nuisance, trespass and negligence. At the time the action was dismissed by the court in Mississippi, the plaintiffs were seeking to amend their complaint to include Edison International and several affiliates of Edison International as defendants.

        EME Homer City cannot predict whether, and to what extent, any of these decisions will be cited as precedent in other similar lawsuits or result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts as sources of remedies for these sorts of claims.

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

        For a complete discussion of market risk exposures, read this quarterly report on Form 10-Q in conjunction with EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

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

Energy Price Risk

        All the energy and capacity from the Homer City facilities is sold under terms, including price and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Electric power generated at the Homer City facilities is generally sold into the PJM market. PJM has a short-term market, which establishes an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and New York Independent System Operator (NYISO) markets.

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and the PJM West Hub (EME Homer City's primary trading hub) during the first nine months of 2009 and 2008:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2009	2008	2009	2008
January	$53.22	$54.32	$59.32	$66.80
February	42.86	61.74	46.31	68.29
March	38.08	65.37	41.63	70.48
April	32.64	61.99	34.48	69.12
May	31.39	49.37	33.40	59.84
June	29.87	78.72	33.25	98.50
July	28.94	72.39	32.42	91.80
August	31.13	60.16	36.70	73.91
September	28.28	52.33	30.38	66.04

Nine-Month Average	$35.16	$61.82	$38.65	$73.86

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2009:

24-Hour PJM West Hub Forward Energy Prices(1)
2009
October	$32.48
November	36.62
December	43.21
2010 Calendar "strip"(2)	$48.39
2011 Calendar "strip"(2)	$51.52

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        EMMT engages in hedging activities for the Homer City facilities to hedge the risk of future change in the price of electricity. Hedging activities are typically weighted toward on-peak periods. The following table summarizes EME Homer City's hedge position as of September 30, 2009:

	2009	2010
GWh	1,525	3,616
Average price/MWh(1)	$67.25	$79.49

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position as of September 30, 2009 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price per megawatt-hour for EME Homer City's hedge position is based on the PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. For a discussion of the difference, see "—Basis Risk" below.

Capacity Price Risk

        On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM provides a mechanism for PJM to satisfy the region's need for generation capacity, the cost of which is allocated to load-serving entities through a locational reliability charge.

        The following table summarizes the status of capacity sales for EME Homer City at September 30, 2009:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases(2)
	Installed Capacity MW	Unsold Capacity(1) MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day
October 1, 2009 to May 31, 2010	1,884	(206)	1,678	1,670	$191.32	8	$191.32	$191.32
June 1, 2010 to May 31, 2011	1,884	(71)	1,813	1,813	174.29	—	—	174.29
June 1, 2011 to May 31, 2012	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013	1,884	(148)	1,736	1,736	133.37	—	—	133.37

(1)
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

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

Basis Risk

        Sales made from the Homer City facilities in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the Homer City busbar. In order to mitigate price risk from changes in spot prices at the Homer City busbar, EME Homer City may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the Homer City busbar does not exist. A liquid market does exist at the PJM West Hub. EME Homer City's hedging activities use this settlement point to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the nine months ended September 30, 2009, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 9%, compared to 16% during the nine months ended September 30, 2008. The monthly average difference between prices at the Homer City busbar and those at the PJM West Hub during the 12 months ended September 30, 2009 ranged from 5% to 17%.

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

Coal Price Risk

        The Homer City facilities purchase coal primarily obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2009 for the remainder of 2009 and the following three years:

	October through December 2009	2010	2011	2012
Amount of coal under contract in millions of equivalent tons(1)(2)	1.0	4.7	2.2	1.2

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

(2)
At September 30, 2009, there are options to purchase additional coal of 0.3 million tons for 2011, 0.5 million tons for 2012, and 0.2 million tons for 2013.

        EME Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, decreased during 2009 from 2008 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) decreased to $50.50 per ton at October 2, 2009 from $76 per ton at January 9, 2009, as reported by the Energy Information Administration. The 2009 decrease in NAPP coal prices was due in part to current global economic conditions that have lessened demand for coal, high levels of inventories and fuel switching.

Emission Allowances Price Risk

        The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's implementation of the Clean Air Interstate Rule (CAIR), electric generating stations are required to hold seasonal and annual NOx allowances beginning January 1, 2009. As part of the acquisition of the Homer City facilities, EME Homer City obtained the rights to emission allowances that have been or are allocated to these facilities. EME Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. For further discussion of the CAIR, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" on page 83 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

        EME Homer City is subject to price risk for purchases of emission allowances required for actual emissions greater than allowances held. The market price for emission allowances may vary significantly. The average price of purchased SO2 allowances was $315 per ton during 2008. Based on broker's quotes and information from public sources, the spot price for SO2 allowances was $84 per ton at September 30, 2009.

        For a discussion of environmental regulations related to emissions, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations" on page 83 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

Accounting for Derivative Instruments

        EME Homer City uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in electricity, capacity and fuel prices, emission allowances and transmission rights. These derivative instruments include forward sales transactions entered into on a bilateral basis with third parties, futures contracts, full requirements services contracts or load requirements services contracts and capacity transactions. The fair value changes of each derivative instrument are recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative instruments, see "EME Homer City Generation L.P. and Subsidiaries Notes to Financial Statements—Note 3. Derivative Instruments," and also refer to "Derivative Financial Instruments and Hedging Activities" in Item 7 on page 26 of EME Homer City's annual report on Form 10-K for the year ended December 31, 2008.

        EME Homer City classifies unrealized gains and losses from derivative instruments as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the statements of cash flows. The following table summarizes unrealized gains (losses) for the third quarters of 2009 and 2008 and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Non-qualifying hedges	$—	$(2)	$—	$—
Ineffective portion of cash flow hedges	6	16	11	7

Total unrealized gains (losses)	$6	$14	$11	$7

        At September 30, 2009, unrealized gains of $11 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($3 million for the remainder of 2009 and $8 million for 2010).

 Fair Value of Derivative Instruments

        EME Homer City adopted authoritative guidance, effective January 1, 2008, which establishes a hierarchy for fair value measurements. For further discussion of fair value measurements guidance, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 2. Fair Value Measurements."

        The fair value of outstanding derivative instruments at September 30, 2009 and December 31, 2008 was $115 million and $130 million, respectively. In assessing the fair value of EME Homer City's derivative instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The decrease in fair value of commodity contracts at September 30, 2009 as compared to December 31, 2008 is attributable to the settlement of contracts during the first nine months of 2009 that were entered into in 2008 at higher prices than contracts outstanding at September 30, 2009. The following table summarizes the maturities and the related fair value of EME Homer City's commodity derivative assets and liabilities as of September 30, 2009:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices provided by external sources	$115	$93	$22	$—	$—
Prices based on models and other valuation methods	—	(1)	1	—	—

Total	$115	$92	$23	$—	$—

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

        EME Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 31% of EME Homer City's operating revenues for the nine months ended September 30, 2009. Moody's rates PJM's debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

        For the nine months ended September 30, 2009, a second customer, Constellation Energy Commodities Group, Inc., accounted for 42% of EME Homer City's operating revenues. Sales to Constellation largely consist of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which at September 30, 2009, had a senior unsecured debt rating of BBB by S&P and Baa3 by Moody's. On November 2, 2009, S&P lowered the debt rating of Constellation Energy Group, Inc. to BBB-. At September 30, 2009, EMMT's account receivable due from Constellation was $17 million.

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

RPM CONE

        On March 26, 2009, the FERC issued an order accepting the CONE values submitted by PJM in its February 9, 2009 filing. The FERC-accepted CONE as proposed for the May 2009 RPM auction for the 2012/2013 delivery year is higher than the previously approved CONE value. In addition, the FERC approved a proposal that would set a higher net region-wide CONE value. The FERC also accepted other RPM provisions, such as the holdback of 2.5% of the reliability requirement from the Base Residual Auction to encourage Demand Side Management which could reduce the clearing price for market capacity. Finally, the FERC RPM order directed PJM to file a proposal in September 2009 that would automate the adjustment of CONE (as compared to the existing tariff that requires a CONE evaluation and FERC filing every three years). On August 14, 2009, the FERC denied most requests for rehearing of the March 26 order but deferred action on one rehearing and granted certain requests for clarification. As directed in the March 26 order, PJM submitted its proposal to automate the adjustment of CONE on September 1, 2009.

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
101
Financial statements from the quarterly report on Form 10-Q of EME Homer City Generation L.P. for the quarter ended September 30, 2009, filed on November 6, 2009, formatted in XBRL: (i) the Statements of Income, (ii) the Statements of Comprehensive Income (Loss), (iii) the Balance Sheets, (iv) the Statements of Partners' Equity, (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P.
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ JOHN P. FINNERAN, JR. John P. Finneran, Jr. Director and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	November 6, 2009