Form 10-K
period 2009-12-31
EME HOMER CITY GENERATION LP
filed 2010-03-01
CIK 1099534

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

        Aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of June 30, 2009: $0. Number of shares outstanding of the registrant's Common Stock as of March 1, 2010: Not applicable.

        The registrant meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K under the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

ii

iii

FORWARD-LOOKING STATEMENTS

       This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Homer City's current expectations and projections about future events based on Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Homer City that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should" and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Homer City, include but are not limited to:

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect Homer City's cost and manner of doing business;

•
supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which Homer City's generating units have access;

•
weather conditions, natural disasters and other unforeseen events;

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities, and technologies that may be able to produce electricity at a lower cost than Homer City's generating facilities and/or increased access by competitors to Homer City's markets as a result of transmission upgrades;

•
the cost and availability of fuel and fuel transportation services;

•
the cost and availability of emission credits or allowances;

•
transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•
the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other aspects of the complex and volatile markets in which Homer City participates;

•
the availability and creditworthiness of counterparties, and the resulting effects on liquidity in the power and fuel markets in which Homer City operates and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;

•
governmental, statutory, regulatory or administrative changes or initiatives affecting Homer City or the electricity industry generally, including market structure rules and price mitigation strategies;

•
market volatility and other market conditions that could increase Homer City's obligations to post collateral beyond the amounts currently expected, and the potential effect of such conditions on the ability of Homer City to provide sufficient collateral in support of its hedging activities and purchases of fuel;

•
operating risks, including equipment failure, availability, heat rate, output, costs of repairs and retrofits, and availability and cost of spare parts;

•
creditworthiness of suppliers and their ability to deliver goods and services under their contractual obligations to Homer City or to pay damages if they fail to fulfill those obligations;

•
effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards; and

•
general political, economic and business conditions.

       Certain of the risk factors listed above are discussed in more detail in "Item 1A. Risk Factors" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures." Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this annual report. Readers are urged to read this entire annual report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Homer City's business. Forward-looking statements speak only as of the date they are made, and Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Homer City with the Securities and Exchange Commission.

GLOSSARY

       When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

ARO(s)	asset retirement obligation(s)
BART	best available retrofit technology
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CO2	carbon dioxide
EIA	Energy Information Administration
EME	Edison Mission Energy
Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
EWG(s)	exempt wholesale generator(s)
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	flue gas desulfurization
Fitch	Fitch Ratings
FPA	Federal Power Act
GAAP	United States generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
ISO(s)	independent system operator(s)
kV	kilovolt
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standard(s)
NAPP	Northern Appalachian
NOV	Notice of Violation
NOX	nitrogen oxide
NSR	New Source Review
NYISO	New York Independent System Operator

NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
RPM	reliability pricing model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SCR	selective catalytic reduction
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I

ITEM 1.  BUSINESS

Overview

       Homer City is a Pennsylvania limited partnership with Chestnut Ridge Energy Company as a limited partner with a 99.9 percent interest and Mission Energy Westside Inc. as a general partner with a 0.1 percent interest. Both Chestnut Ridge Energy and Mission Energy Westside are wholly owned subsidiaries of Edison Mission Holdings Co., a wholly owned subsidiary of EME. EME is an indirect wholly owned subsidiary of Edison International. Homer City was formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities located in Indiana County, Pennsylvania with an aggregate capacity of 1,884 MW, which Homer City collectively refers to as the "Homer City facilities," for the purpose of producing electric energy. Homer City acquired the Homer City facilities on March 18, 1999 and completed a sale-leaseback of its facilities to third parties in December 2001.

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

Location and Available Information

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

       EME files separately an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Such reports are available on the Securities and Exchange Commission's internet website at http://www.sec.gov.

Description of the Industry

Electric Power Industry

       The United States electric industry, including companies engaged in providing generation, transmission, distribution and retail sales and service of electric power, has undergone significant deregulation over the last three decades, which has led to increased competition, especially in the generation sector. See further discussion of regulations under "Regulatory Matters—U.S. Federal Energy Regulation."

       In areas where ISOs and RTOs have been formed, market participants have open access to transmission service typically at a system-wide rate. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities.

       In various regional wholesale power markets, market administrators and independent market monitors have acknowledged that generators historically have not been provided adequate compensation in the energy markets to avoid the retirement of existing generation or provide adequate financial incentives to attract new investment when needed to ensure system reliability. As a result, capacity markets have emerged to provide additional financial incentives for electric capacity by compensating supply resources for the capability to supply electricity when needed, and demand resources for the electricity they avoid using. Capacity markets are expected to provide additional revenues for independent power producers.

Wholesale Markets

       Energy and capacity from the Homer City facilities are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Electric power generated at the Homer City facilities is generally sold into PJM, an RTO which includes all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

PJM

       PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators indicating the minimum prices at which a bidder is willing to dispatch energy at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM by considering a number of factors, including generator bids, load requirements, transmission congestion and transmission losses. It can also be affected by, among other things, price caps and other market rules intended to facilitate competition and discourage the exercise of market power.

       PJM requires all load-serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. In June 2007, PJM implemented the RPM for capacity, under which capacity commitments are made in advance to provide a long-term pricing signal for capacity resources. The RPM is intended to provide a mechanism for PJM to meet the region's need for generation capacity, while allocating the cost to load-serving entities through a locational reliability charge. PJM also implemented marginal losses for transmission for its competitive wholesale electric market.

       Load-serving entities and generators, such as Homer City, may participate in PJM's capacity markets or transact capacity sales on a bilateral basis.

NYISO

       The NYISO operates a competitive, non-discriminatory wholesale power market in New York State in response to the FERC's Open Access Rules and includes bid-based electricity and transmission usage markets. The market-clearing price for NYISO's day-ahead and real-time energy markets is set by supplier generation bids and customer demand bids.

       Subject to PJM and NYISO transmission availability and reliability considerations, Homer City can transmit up to 1,884 MW from its generating units into NYISO and can deliver up to 1,884 MW into PJM. Homer City does not incur any access or wheeling charges for energy delivered into PJM.

Competition

       Homer City is subject to intense competition from energy marketers, investor-owned utilities, government-owned power agencies, industrial companies, financial institutions, and other independent power producers. Some of Homer City's competitors have a lower cost of capital than most independent power producers and, in the case of utilities, are often able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments. These companies may also have competitive advantages as a result of their scale, the location of their generation facilities, and their contractual arrangements with affiliated entities.

       Environmental regulations, particularly those that impose stringent state specific emission limits, could put Homer City's coal-fired plants at a disadvantage compared with competing power plants operating in nearby states and subject only to federal emission limits. Potential future climate change regulations could also put Homer City's coal-fired plants at a disadvantage compared to both power plants utilizing other fuels and utilities that may be able to recover climate change compliance costs through rate mechanisms. In addition, the ability of Homer City's fossil fuel-fired plants to compete may be affected by governmental and regulatory activities designed to support the construction and operation of power generation facilities fueled by renewable energy sources.

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

       The Homer City units are coal-fired boilers and steam turbine-generator units (referred to as Units 1, 2 and 3 in this annual report). Units 1 and 2 were placed into commercial operation in 1969. Unit 1 has an installed capacity of 620 MW, and Unit 2 has an installed capacity of 614 MW. The Unit 1 and 2 boilers have been retrofitted with low NOx burners to meet Phase I NOx 1990 CAA standards. In addition, both boilers have supplemental over-fired air systems to further reduce NOx emissions to satisfy Pennsylvania Title I (ozone) requirements. SCR units have been installed on Units 1 and 2 for further reduction of NOx emissions.

       Unit 3 commenced commercial operation in 1977 and has an installed capacity of 650 MW. The boiler for Unit 3 was originally constructed with low NOx burners which satisfied Phase I NOx 1990 CAA standards, and a supplemental over-fired air system was installed in 1995 to further reduce NOx emissions. In addition, a FGD system and a SCR system were installed on Unit 3 in 2001.

       These improvements were made to enable the Homer City generating units to comply with Phase II of Title IV of the 1990 CAA regarding SO2 emissions, the Pennsylvania NOx allowance regulations and Pennsylvania's response to the US EPA SIP Call regarding NOx emissions.

Water Supply and Other Support Facilities

       The Homer City generating units receive their water supply from Two Lick Creek. The water supply to Two Lick Creek is regulated by releases from Two Lick Dam, which is located approximately eight miles upstream from the Homer City facilities and is owned, operated and maintained by Homer City in accordance with a dam safety permit and a drought management plan and related consent order and agreement with the PADEP. These facilities were not sold to third parties as part of the 2001 sale-leaseback transaction. Each of the Homer City generating units has a natural draft-cooling tower. A portion of the waste heat in the water leaving the units' condensers is diverted from these towers to a 14-acre polyethylene roofed greenhouse complex located adjacent to the Homer City units. After the water passes through this greenhouse complex, it is returned to the basin of the cooling towers for reuse.

       Other support facilities located on the site include a dry ash disposal area, a coal refuse disposal area, coal receiving, storage facilities and water treatment and pumping facilities.

Transmission and Interconnection

       Existing transmission lines leaving the Homer City generating units are interconnected with both PJM and NYISO. Homer City is able to transmit full plant output into PJM through lines owned by Penelec, an affiliate of FirstEnergy Corp. Subject to PJM transmission availability and reliability considerations, Homer City has the ability to transmit full plant output into NYISO through lines owned by NYSEG. In addition, the Homer City generating units provides an indirect interconnection to the East Central Area reliability market.

       The transmission and distribution assets used by the Homer City facilities, including the site switchyard, substation and support equipment are owned by Penelec and NYSEG. These companies entered into an interconnection agreement with Homer City's general partner, Mission Energy Westside, which provides Homer City with all services necessary to interconnect its generating units with their transmission systems, other than services provided under existing tariffs. Unless terminated earlier in accordance with its terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend such interconnection services (but not the expiration of the agreement) to modifications, additions, upgrades or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition, upgrade or repowering of the Homer City units.

Significant Customers

       During the past three fiscal years, Homer City derived a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 33%, 54% and 70% of Homer City's operating revenues for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009 and 2008, EMMT also made sales to Constellation Energy Commodities Group, Inc. that accounted for approximately 41% and 24%, respectively, of Homer City's operating revenues. Sales to Constellation consist of energy sales under forward contracts. For the year ended December 31, 2007, EMMT made sales to American Electric Power that accounted for approximately 11% of Homer City's operating revenues.

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

       Unit 3 consumes approximately 2 million tons of coal per year. Homer City purchases the majority of its Unit 3 coal under contracts with the balance purchased in the spot market as needed. A FGD system for Unit 3 enables this unit to burn less expensive, higher sulfur coal, while still meeting environmental requirements.

       In general, the coal purchased for all three units originates from mines that are within approximately 100 miles of the Homer City facilities.

 Emission Allowances

       The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pennsylvania regulations implemented the federal NOx SIP Call which required, through 2008, the holding of NOx allowances to cover ozone season NOx emissions. Pursuant to Pennsylvania's implementation of the CAIR, electric generating stations are also required to hold seasonal and annual NOx allowances beginning January 1, 2009. As part of the acquisition of the Homer City facilities, Homer City obtained emission allowance rights that have been or are allocated to these facilities. Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs.

Insurance

       Homer City maintains insurance policies that it believes are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1.6 billion. Under the terms of the participation agreements entered into as part of Homer City's sale-leaseback transaction, Homer City is required to maintain specified minimum insurance coverages, with insurers having specific minimum ratings, if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. In addition, some of the insurers providing Homer City's insurance do not meet the minimum ratings required under the participation agreements. Due to the current market environment, the minimum insurance coverage and rating are not commercially available at reasonable prices. Homer City has obtained a waiver under the participation agreements, which permits it to maintain its current insurance through June 1, 2010.

       Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are consistent with the requirements of the participation agreements. However, some insurers providing general liability coverage do not meet the minimum ratings requirements under the participation agreements. The waiver obtained permits Homer City to retain these insurers for all of its insurance coverages.

Seasonality

       For a discussion of seasonality, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

 Regulatory Matters

General

       Homer City's operations are subject to extensive regulation. Homer City is subject to energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the operation of its facilities, and the use of electric energy, capacity and related products, including ancillary services, from those facilities. In addition, Homer City is subject to the market rules, procedures, and protocols of the markets in which it participates.

U.S. Federal Energy Regulation

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

       The FPA also grants the FERC jurisdiction over the sale or transfer of specified assets, including wholesale power sales contracts and generation facilities, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. Dispositions of Homer City's jurisdictional assets or certain types of financing arrangements may require FERC approval.

       EWGs are subject to the FPA and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants EWGs the authority to sell power at market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. On March 12, 1999, the general counsel of the FERC issued a letter determining that, based on the facts stated in Homer City's application for EWG status, Homer City is an EWG.

       Homer City is authorized by the FERC to make wholesale market sales of power at market-based rates and is subject to the FERC ratemaking regulation under the FPA. The FERC's order, as is customary with market-based rate schedules, reserves the right to revoke Homer City's market-based rate authority on a prospective basis if it is subsequently determined that Homer City or any of its affiliates possess excessive market power. If the FERC were to revoke Homer City's market-based rate authority, it would be necessary for Homer City to file, and obtain the FERC's acceptance of, Homer City's rate schedule as a cost-of-service rate schedule. In addition, the loss of market-based rate authority would subject Homer City to the accounting, record keeping and reporting requirements that are imposed on utilities with cost-based rate schedules. If Homer City were to lose its EWG status, defaults under the covenants in Homer City's agreements could be triggered.

Reliability Standards

       The FERC has designated the North American Electric Reliability Corporation (NERC) to establish and enforce reliability standards for the bulk power system. Compliance with these standards became mandatory on June 18, 2007. Homer City believes it has taken appropriate steps to be compliant with current NERC reliability standards that apply to its operations.

Transmission of Wholesale Power

       Homer City utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is subject to FERC jurisdiction pursuant to the FPA.

       The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity by, among other things, expanding the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing EWGs such as Homer City to more effectively compete in the wholesale market.

State Energy Regulation

Overview

       State public utility commissions have broad jurisdiction over non-qualifying facility independent power projects, including EWGs, which are considered public utilities in many states. This jurisdiction can include the issuance of certificates of public convenience and necessity and/or other certifications to construct, own and operate a facility, engage in retail energy sales, as well as the regulation of organizational, accounting, financial and other corporate matters on an ongoing basis. Some states that have restructured their electric industries require generators to register to provide electric service to customers. Many states are currently undergoing significant changes in their electric statutory and regulatory frameworks that result from restructuring the electric industries that may affect generators in those states. Although the FERC generally has exclusive jurisdiction over the rates charged by a non-qualifying facility independent power project to its wholesale customers, a state's public utility commission has the ability, in practice, to influence the establishment of these rates by asserting jurisdiction over a purchasing utility's ability to pass the resulting cost of purchased power through to its retail customers. In addition, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities, related-party transactions and the sale or other transfer of assets by these facilities. The actual scope of jurisdiction over independent power projects by state public utility commissions varies from state to state. Although state public utility commissions do not have any jurisdiction to modify the terms of wholesale power sales, Homer City cannot provide assurance that its power sales contracts will not be subject to adverse consequences as a result of regulatory actions by a state commission, even though it sells power exclusively at wholesale.

Pennsylvania

       Under the Pennsylvania Public Utility Law, the Pennsylvania Public Utility Commission regulates all public utilities operating in Pennsylvania. A "public utility" under this law includes any entity that owns or operates equipment or facilities for the production, generation, transmission or distribution of gas, electricity or steam for the production of light, heat or power to the public for consumption. The Pennsylvania Public Utility Law does not specifically address the utility status of entities selling electricity at wholesale within Pennsylvania. Because Homer City sells electricity exclusively in the wholesale market and does not hold itself out to the public generally as a supplier of utility service, Homer City is not likely to be regulated as a public utility under the Pennsylvania Public Utility Law. If, however, Homer City were deemed to be a Pennsylvania public utility, the Pennsylvania Public Utility Commission could retroactively apply several provisions of the Pennsylvania Public Utility Law to Homer City. One of those provisions requires every public utility to obtain a certificate of public convenience and necessity from the Pennsylvania Public Utility Commission prior to rendering service as a public utility. If the Pennsylvania Public Utility Commission were to require Homer City to obtain a certificate of public convenience and necessity, Homer City might be required to discontinue operation of its units pending application for, and receipt of, this certificate. Another provision requires every public utility to obtain Pennsylvania Public Utility Commission approval before it issues or guarantees securities. If Homer City were found to be a public utility, its failure to have obtained this approval could call into question the validity of its obligations under the documents entered into in connection with the sale-leaseback. In addition, Homer City would then be subject to other laws and regulations applicable to Pennsylvania public utilities, except for rate regulation. Homer City's rates would remain subject to the jurisdiction of the FERC.

New York

       Under the New York Public Service Law, the New York Public Service Commission regulates all public utility companies or utility companies operating in New York. A public utility company or utility company under the New York Public Service Law includes, among other things, any entity engaged in the production, transmission or distribution of electricity to the public for light, heat or power purposes. Homer City, as an EWG, does not provide electricity directly to the public, but instead sells only to power marketers and energy service companies. Although the New York Public Service Law is silent with respect to the utility status of electric corporations selling electricity wholesale within New York, Homer City will not likely be subject to regulation as a New York public utility. If, however, Homer City were deemed to be a public utility under the New York Public Service Law, the New York Public Service Commission could retroactively apply specified provisions of the statute to Homer City. In addition, Homer City would then be subject to other laws and regulations applicable to New York public utility companies, except for rate regulation. Homer City's rates would remain subject to the jurisdiction of the FERC.

Environmental Matters and Regulations

       Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions on the operation of the Homer City facilities. Additional information about environmental matters affecting Homer City, including projected environmental capital expenditures, is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures and Lease Covenants." Homer City continues to monitor legislative and regulatory developments and to evaluate possible strategies for compliance. If Homer City were to decide not to install additional environmental control equipment and, instead, shut down a unit, an impairment analysis would be required which could result in a potential impairment charge. For additional discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets—Merchant Coal-Fired Power Plants.".

Climate Change

       There have been a number of efforts at both the federal and state legislative and regulatory levels to adopt or enact regulations to reduce GHG emissions. Any climate change regulation or other legal obligation that would require substantial reductions in emissions of GHGs or that would impose additional costs or charges for the emission of GHGs could significantly increase the cost of generating electricity from fossil fuels, especially coal, which could adversely affect Homer City.

Federal Legislative/Regulatory Developments

       In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act. The bill, which was endorsed by Homer City's ultimate parent company, Edison International, would establish a cap-and-trade system for GHG emissions commencing in 2012. Under the cap-and-trade system, a cap to reduce aggregate GHG emissions from all covered entities would be established and decline over time. Emitters of GHGs would be required to have allowances for GHG emissions during a relevant measurement period. The bill would provide for stated portions of required allowances to be allocated free of charge in declining amounts over time. Emitters of GHGs would have to purchase the remainder of their required allowances in the open market, although a portion may be provided by so-called offset credits (for alternative GHG reduction efforts). Similar legislation was introduced in the U.S. Senate in September 2009. Homer City cannot predict whether legislation imposing limits on GHG emissions in the U.S. will be passed in 2010 and the timing, contents and potential effects on Homer City of any legislation that may be enacted remain uncertain.

       Even if Congress does not pass legislation mandating GHG emissions reductions, regulatory developments under the CAA may also result in GHG emissions requirements that could affect Homer City. In April 2007, the U.S. Supreme Court held, in Massachusetts, et al. v. Environmental Protection Agency, et al., that GHGs are "air pollutants" under the CAA and that the US EPA has a duty to determine whether GHG emissions from new motor vehicles contribute to climate change or offer a reasoned explanation for its failure to make such a determination. In response to this decision, in December 2009 the US EPA issued a finding that certain GHGs, including CO2, endanger the public health and welfare, which enables the

US EPA to establish GHG emissions limits for new light-duty vehicles. It is expected that the US EPA will issue the final light-duty vehicle emissions limits in March 2010.

       The December 2009 endangerment finding, if it is upheld after litigation, will trigger future regulation of stationary sources of GHGs, such as power plants, which the US EPA plans to phase in beginning in 2011. In addition, when the regulation of GHGs from light-duty vehicles is finalized, GHG emissions will become subject to review under the CAA's PSD (construction or modification of major sources) permit program. Sources subject to a PSD review for GHGs would be required to use BACT to control GHG emissions. Because CO2 is emitted in greater quantities than other CAA-regulated pollutants, regulating it under the PSD program would cover a large number of sources. To avoid the regulatory and enforcement consequences of such an outcome, in November 2009 the US EPA proposed a regulation, known as the "GHG tailoring rule." The GHG tailoring rule would redefine the PSD program to increase the threshold emission limit of CO2 equivalents in a year from 250 tons to 25,000 metric tons. Whether or not this regulation is finalized, it is likely that the Homer City facilities would be major sources for purposes of the PSD programs. However, because the current PSD proposal affects only new or modified resources, it is not expected to have an immediate effect on Homer City. If Homer City is required to install pollution controls in the future or otherwise modify its operations in order to reduce CO2 emissions, the impact will depend on the nature and timing of the controls to be applied, both of which remain uncertain. Homer City does not believe that currently there are commercially and technically feasible, full scale methods to control GHG emissions from the Homer City facilities.

       In September 2009, the US EPA issued its Final Mandatory Greenhouse Gas Reporting Rule, which will require all sources within specified categories, including electric generation facilities, to begin emissions monitoring in January 2010, and to submit annual reports to the US EPA by March 31 of each year, with the first report due on March 31, 2011. Homer City already monitors and reports CO2 emissions through CAA requirements and voluntarily through participation in The Climate Registry.

Regional Legislative Initiatives

       There are a number of regional initiatives relating to GHG emissions. Implementing regulations for such regional initiatives are likely to vary from state to state and may be more stringent and costly than federal legislative proposals currently being debated in Congress. It cannot yet be determined whether or to what extent any federal legislation would preempt regional or state initiatives, because these initiatives are in varying stages of development and implementation. If state and/or regional initiatives remain in effect after federal legislation is enacted, generators could be required to satisfy them in addition to federal standards.

       Seven northeastern states have entered into a Memorandum of Understanding to establish a regional cap-and-trade GHG program for electric generators, referred to as the Regional Greenhouse Gas Initiative (RGGI). The RGGI states (now numbering 10) have passed laws and/or regulations to implement the RGGI program. Pennsylvania is not a signatory to the RGGI, although it participated in the process as an observer.

Litigation Developments

       In 2009, three courts issued decisions in cases involving the question of whether power plants and other large sources could constitute a public nuisance, making the sources potentially liable for damages or other remedies.

       In October 2009, a California federal district court dismissed the complaint that had been filed by the native Alaskan village of Kivalina and the Kivalina tribe in February 2008 against 24 defendants, including Edison International, who directly or indirectly engaged in the electric generating, oil and gas, or coal mining lines of business. Plaintiffs had alleged GHG emissions from the defendants' business activities contributed to global warming impacts that are melting the Arctic sea ice that protects the village from winter storms and that the village would soon need to be abandoned or relocated at a cost of between $95 million and $400 million. Homer City was not named as a defendant in the complaint. The court dismissed the plaintiffs' federal nuisance claims stating that they were inappropriate for judicial resolution because they required policy choices that were reserved to the legislative or executive branches of the government (the "political question doctrine"). The court also held that the plaintiffs did not have standing under federal law to bring the case, in part because of the lack of connection between the defendants' conduct and the harm that plaintiffs alleged was occurring. The court also dismissed plaintiffs' state law nuisance claims, but without prejudice to those claims being re-filed in state court. The plaintiffs have appealed the dismissal order to the Ninth Circuit Court of Appeals.

       In contrast to the district court decision in Kivalina, the U.S. Court of Appeals for the Second Circuit, in September 2009, and the U.S. Court of Appeals for the Fifth Circuit, in October 2009, reversed and remanded lower court decisions that had dismissed complaints (filed in New York and Mississippi, respectively), against electric utilities and others, for injunctive relief and/or damages allegedly arising as a result of GHG emissions. These courts held that plaintiffs had standing and that their claims (sounding in various common law theories, including public nuisance in the New York case and public nuisance, private nuisance, trespass and negligence in the Mississippi case) were not barred by the political question doctrine. Neither EME nor its subsidiaries was named as a defendant in the New

York case. At the time the action was dismissed by the court in Mississippi, the plaintiffs were seeking to amend their complaint to include Edison International and several affiliates of Edison International as defendants.

       Each of these differing results remains subject to appeal, rehearing, or potential review by the U.S. Supreme Court, and thus the ultimate impact of these cases remains uncertain. In addition, Homer City cannot predict whether the appellate decisions will result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts for these sorts of claims.

Air Quality

       The CAA establishes a comprehensive program to protect and improve the nation's air quality by regulating certain air emissions from mobile and stationary sources. The states implement and administer many of these programs and may impose additional or more stringent requirements under the CAA scheme. The federal CAA, state clean air acts, and federal and state regulations implementing such statutes apply to the Homer City facilities, and have their largest impact on the operation of coal-fired plants. The federal environmental regulations require states to adopt state implementation plans for certain pollutants, known as SIPs, that are equal to or more stringent than the federal requirements. These plans detail how the state will attain the standards that are mandated by the relevant law or regulation.

       The CAA requires the US EPA to review the available scientific data for six criteria pollutants and establish a concentration level in the ambient air for those substances that is adequate to protect public health and welfare. These concentration levels are known as National Ambient Air Quality Standards, or NAAQS. The six criteria pollutants are carbon monoxide, lead, nitrogen dioxide, ozone, particulate matter, and SO2.

       Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas), and must develop a SIP both to bring non-attainment areas into compliance with the NAAQS and to maintain good air quality in attainment areas. All SIPs are submitted to the US EPA for approval. If a state fails to develop adequate plans, the US EPA will develop and implement a plan. The attainment status of areas can change, and states may be required to develop new SIPs that address these changes. The Homer City facilities are located in a county that has not attained NAAQS for ozone and fine particulate matter. NOx emissions from power plants impact ambient air ozone levels and SO2 emissions from power plants impact ambient air fine particulate matter levels.

Nitrogen Oxide and Sulfur Dioxide

Clean Air Interstate Rule

       The CAIR, issued by the US EPA on March 10, 2005, was intended to address ozone and fine particulate matter attainment issues by reducing regional NOx and SO2 emissions. The CAIR had mandated significant reductions in NOx and SO2 emission allowance caps under the CAA in the 28 eastern states and the District of Columbia, where compliance with the NAAQS for ozone and fine particulate matter was at issue. There is substantial uncertainty as to how the US EPA will address the deficiencies identified in 2008 decisions by the U.S.

Court of Appeals for the D.C. Circuit that resulted in the remand of the CAIR to the US EPA for the issuance of a revised rule. The CAIR remains in effect until the US EPA issues a revised rule, which is currently expected to be proposed in 2010. As a result of the D.C. Circuit Court's decisions, it is unclear whether the US EPA will be able to design a cap-and-trade program for NOx and SO2 that is consistent with the CAA. It is also unclear whether existing SIPs in certain states, particularly Pennsylvania, will be sufficient to comply with the CAA. The Homer City facilities may be subject to additional requirements, which could result in increased capital expenditures and operating expenses to comply with a revised CAIR or alternative regulations under the CAA.

Proposed NAAQS for SO2

       In November 2009, the US EPA proposed a new one-hour NAAQS for SO2. The new standard is proposed to be between 50 and 100 parts per billion. The US EPA is required by a consent decree to take final action by June 2, 2010. The proposed rule would require states to submit SIPs in 2014, with compliance by 2017.

Pennsylvania

       The Homer City facilities were subject to the federal CAIR during 2009 and complied with both the NOx and SO2 requirements by using existing equipment and purchasing SO2 allowances. Pennsylvania adopted a state version of the CAIR, which the US EPA approved in December 2009. The Homer City facilities expect to comply with the Pennsylvania CAIR, which is substantially similar to the federal CAIR, in the same manner in which it complies with the federal CAIR.

Mercury

Clean Air Mercury Rule

       Until new federal standards are developed to replace the CAMR, Homer City will not be able to determine whether it will be necessary to undertake mercury emission control measures beyond those required by state regulations. The CAMR was established by the US EPA as an attempt to reduce mercury emissions from existing coal-fired power plants using a cap-and-trade program. The Homer City facilities emit mercury and other regulated emissions. As a result of the decision by the U.S. Court of Appeals for the D.C. Circuit in February 2007 that rejected both the CAMR and the related decision by the US EPA to remove oil and coal-fired plants from the list of sources to be regulated under Section 112 of the CAA until CAMR is replaced by a new mercury rule, mercury regulation will come from state regulatory bodies. As described below, The Homer City facilities are already subject to significant unit-specific mercury emission reduction requirements under Pennsylvania law (although, as noted below, Pennsylvania's mercury regulations have been invalidated).

Pennsylvania

       Until new legislation is passed authorizing the adoption of revised mercury regulations, the Homer City facilities will not be required to comply with Pennsylvania mercury limitations. The PADEP attempted to implement regulations that would have required coal-fired power plants to reduce mercury emissions by 80% by 2010 and 90% by 2015, as embodied in the Pennsylvania CAMR SIP. The rule did not allow the use of emissions trading to achieve compliance. The Pennsylvania Supreme Court upheld a decision by the Commonwealth Court declaring Pennsylvania's mercury rule unlawful, invalid and unenforceable, and enjoining Pennsylvania from continued implementation and enforcement of the rule.

Ozone and Particulates

National Ambient Air Quality Standards

       In September 2006, the US EPA issued a final rule that would significantly reduce the 24-hour fine particulate standard (from 65 ug/m3 to 35 ug/m3), but in February 2009, the U.S. Court of Appeals for the D.C. Circuit remanded the annual fine particulate matter standard to the US EPA for further review.

       In March 2008, the US EPA issued a final rule revising the primary and secondary NAAQS for ozone, reducing the level of the 8-hour standard to 0.075 parts per million (ppm). In January 2010, the US EPA proposed revisions that would further lower the 8-hour primary ozone standard to a level in the range of 0.060 – 0.070 ppm and impose a cumulative, seasonal secondary standard in the range of 7 – 15 ppm-hours. Final standards are expected in August 2010. Homer City believes that it is in compliance with existing standards and anticipates that any such further emission reduction obligations would not be imposed under this standard until 2014 at the earliest.

Pennsylvania

       In August 2007, the US EPA accepted the PADEP's maintenance plan, which indicated that the existing (and upcoming) regulations controlling emissions of volatile organic compounds and NOx will result in continued compliance with the 8-hour ozone standard. However, in March 2009, the PADEP recommended to the US EPA that Indiana County (where the Homer City facilities are located) be designated non-attainment under the US EPA's 2008 revised 8-hour ozone standard. Until the US EPA completes its revision to the 8-hour ozone standard, redesignations are finalized, and additional regulations are developed to achieve attainment with the revised standard, Homer City will not know what specific requirements it will have to meet. However, Homer City expects that its currently installed SCRs will be capable of meeting these new requirements.

       Effective April 1, 2009, the PADEP changed its air opacity policy, eliminating many exemptions and reducing the allowable exceedance rate to 0.5% of a unit's operating time. Homer City undertook optimization of unit ramp rates and combustion parameters at the Homer City facilities to reduce the deratings required to meet the opacity standards. Additional capital improvements may also be required. Homer City operated below the 0.5% exceedance rate during the second, third and fourth quarters of 2009.

       With respect to fine particulates, in November 2009, the US EPA indicated that Indiana County, Homer City Township had not attained applicable standards. The PADEP must now submit an updated SIP by November 13, 2012. Homer City cannot determine the potential effects of the SIP at this time.

Regional Haze

       The regional haze rules under the CAA are designed to prevent impairment of visibility in certain federally designated areas. The goal of the rules is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions by 2064. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install BART or implement other control strategies to meet regional haze control requirements. The US EPA issued a final rulemaking on regional haze in 2005, requiring emission controls that constitute BART for industrial facilities that emit air pollutants which reduce visibility by causing or contributing to regional haze. These amendments required states to develop implementation plans to comply with BART by December 2007, to identify the facilities that will have to reduce SO2, NOx and particulate matter emissions, and then to set BART emissions limits for those facilities. Failure to do so results in a Federal Implementation Plan.

       Pennsylvania has not submitted a SIP that addresses regional haze issues under the CAA and so, beginning on December 31, 2009, Pennsylvania became subject to a two-year deadline after which a Federal Implementation Plan will govern related emission issues. As a result of this uncertainty and the questions surrounding the CAIR program, Homer City cannot predict whether it will be required to install BART or implement other control strategies at the Homer City facilities, what specific measures will be required or how much they will cost.

       In Pennsylvania, the PADEP considers the CAIR to meet the BART requirements, and the Homer City facilities are only required to consider reductions in emissions of suspended particulate matter (PM10), which at this time are being evaluated by the state.

New Source Review Requirements

       The NSR regulations impose certain requirements on facilities, such as electric generating stations, if modifications are made to air emissions sources at the facility. Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address CAA compliance issues at the nation's coal-fired power plants. The strategy has included both the filing of suits against a number of power plant owners, and the issuance of administrative NOVs to a number of power plant owners alleging NSR violations.

       On June 12, 2008, Homer City received an NOV from the US EPA, which alleges that certain construction projects, all completed before Homer City acquired the Homer City facilities, violated various provisions of the NSR rules and Title V permit requirements. For further discussion, see "Legal Proceedings—New Source Review Notice of Violation."

Water Quality

Clean Water Act

       The federal Clean Water Act requires entities that discharge to waters of the United States obtain a National Pollutant Discharge Elimination System permit. Homer City has obtained all permits necessary to comply with the Act.

Pennsylvania

       The discharge from the treatment plant receiving the wastewater stream from Homer City's Unit 3 wet scrubbing system has exceeded the stringent water-quality based limits for selenium in the station's NPDES permit. Homer City and the PADEP have entered into a consent order and agreement related to selenium discharge, effective July 17, 2007, under which Homer City paid a civil penalty of $200,000 and agreed to install modifications to its wastewater system to achieve consistent compliance with discharge limits.

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

Coal Combustion Wastes

       US EPA regulations currently classify coal combustion wastes as solid wastes that are exempt from hazardous waste requirements. The exemption applies to fly ash, bottom ash, slag, and flue gas emission control wastes generated from the combustion of coal or other fossil fuels. The US EPA has studied coal combustion wastes extensively and in 2000 concluded that fossil fuel combustions wastes do not warrant regulation as a hazardous waste under Subtitle C of the Resource Conservation and Recovery Act. The current classification of coal combustion wastes as exempt from hazardous waste requirements enables beneficial uses of coal combustion wastes, such as for cement production and fill materials.

       The US EPA is expected to publish proposed regulations relating to coal combustion waste in 2010. Additional regulation of the storage, disposal and beneficial reuse of coal combustion waste could affect the management of such wastes and could require Homer City to incur additional capital and operating costs with no assurance that the additional costs could be recovered.

 Employees

       At December 31, 2009, Homer City employed 265 employees, approximately 191 of whom are covered by a collective bargaining agreement governing wages, benefits and working conditions. This collective bargaining agreement will expire on December 31, 2012.

ITEM 1A.  RISK FACTORS

Environmental and Regulatory Risks

Homer City is subject to extensive environmental regulation and permitting requirements that may involve significant and increasing costs.

       Homer City's operations are subject to extensive environmental regulations with respect to, among other things, air quality, water quality, waste disposal, and noise. Homer City is required to obtain, and comply with conditions established by, licenses, permits and other approvals in order to construct, operate or modify its facilities. Failure to comply with these requirements could subject Homer City to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail Homer City's operations. Homer City may also be exposed to risks arising from past, current or future contamination at its facilities or with respect to off-site waste disposal sites that have been used in its operations.

       Homer City devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with environmental regulatory requirements. Homer City believes that it is currently in substantial compliance with environmental regulatory requirements. However, the US EPA has issued an NOV to Homer City alleging violations of the CAA at the Homer City facilities.

       The current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. Environmental advocacy groups, regulatory agencies, and legislators in the United States have been focusing considerable attention on CO2 emissions from coal-fired power plants and their potential role in climate change, and the US EPA has finalized a finding that certain GHGs, including CO2, endanger the public health and welfare. The adoption of laws and regulations to implement CO2 controls could adversely affect coal-fired plants.

       Coal plant emissions of NOx, SO2, mercury and particulates are also subject to increased controls and mitigation expenses under current regulations and may be subject to new, possibly stricter, regulation in the future. The continued operation of the Homer City facilities may require substantial capital expenditures for environmental controls.

       Future environmental laws and regulations, and future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which Homer City conducts its business. There is no assurance that Homer City would be able to recover these increased costs from its customers or that its business, financial condition and results of operations would not be materially adversely affected. Changing environmental regulations could require Homer City to purchase additional emission allowances or install additional pollution control technology, and could make some units uneconomical to maintain or operate. If Homer City cannot comply with all applicable regulations, it could be required to retire or suspend operations at its facilities, or restrict or modify the operations of its facilities, and its business, results of operations and financial condition could be adversely affected.

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

Homer City is subject to extensive energy industry regulation.

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

       In addition to its exposure to government regulation affecting all electric power suppliers and generating companies on a national level, Homer City is especially susceptible to regulatory actions and litigation outcomes that are specific to the geographic power market in which the Homer City facilities are located. For example, the FERC may impose various forms of market mitigation measures, including price caps and operating restrictions, where it determines that potential market power might exist and that the public interest requires mitigation. In addition, ISOs and RTOs may impose bidding and scheduling rules, both to curb the potential exercise of market power and to facilitate market functions. Such actions may materially affect Homer City's results of operations.

       Generation facilities are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project. Homer City in the course of its business must obtain and periodically renew licenses, permits and approvals for the Homer City facilities. There is no assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on Homer City's business, results of operations or financial condition, nor is there any assurance that Homer City will be able to obtain and comply with all necessary licenses, permits and approvals for its facilities. If Homer City cannot comply with all applicable regulations, its business, results of operations and financial condition could be adversely affected.

 Market Risks

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

       The Homer City facilities derive revenues from the sale of energy and capacity into PJM and from bilateral contracts with power marketers and load-serving entities within PJM, NYISO and the surrounding markets. Participants in PJM and NYISO are not guaranteed any specified rate of return on their capital investments through recovery of mandated rates payable by purchasers of electricity. Therefore, with the exception of nominal revenue, Homer City's revenues and results of operations are dependent upon prevailing market prices for energy, capacity and ancillary services. The market prices for these products in PJM and NYISO are influenced by multiple factors beyond Homer City's control, which include:

•
changes in the demand for electricity or in patterns of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs;

•
weather conditions prevailing in PJM and NYISO from time to time;

•
the availability, reliability and operation of competing power generation facilities, including nuclear generating plants where applicable, and the extended operation of such facilities beyond their presently expected dates of decommissioning;

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities or technologies that may be able to produce electricity at a lower cost than the Homer City facilities and/or increased access by competitors to Homer City's markets as a result of transmission upgrades;

•
prevailing market prices for coal, natural gas and fuel oil, and associated transportation;

•
the cost and availability of emission credits or allowances;

•
transmission congestion within and to each market area and the resulting differences in prices between delivery points;

•
the ability of regional pools to pay market participants' settlement prices for energy and related products;

•
the market structure rules established for, and regulatory developments affecting, PJM and NYISO, including any price limitations and other mechanisms adopted to address volatility or illiquidity in these markets or the physical stability of the system; and

•
legal and political challenges to the rules used to calculate capacity payments in the PJM market.

       In addition, unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced when it is to be used. As a result, the wholesale power markets are subject to significant and unpredictable price fluctuations over relatively short periods of time. There is no assurance that Homer City will be successful in selling power into its markets or that the prices received for its power will generate positive cash flow. Due to the volatility of market prices in PJM for energy and capacity during the past several years, Homer City cannot predict whether sales of energy and capacity from the Homer City facilities will be at prices sufficient to generate cash flow necessary to meet Homer City's obligations. If Homer City's operations do not meet these objectives, it may not be able to generate enough cash to service its own debt and lease obligations, which could have a material adverse effect on Homer City.

Homer City's financial results can be affected by changes in fuel prices, fuel transportation cost increases, and interruptions in fuel supply.

       Homer City's business is subject to changes in fuel costs, which may negatively affect its financial results and financial position by increasing the cost of producing power. Fuel costs can be influenced by many factors outside Homer City's control, including weather, market liquidity, transportation inefficiencies, demand for energy commodities (both as fuel and as feedstock for manufacturing processes), natural gas, crude oil and coal production levels, natural disasters, wars, embargoes and other catastrophic events, governmental regulation and legislation, and the creditworthiness, liquidity and willingness of fuel suppliers and transporters to do business with Homer City. The fuel markets can be volatile, and actual fuel prices can differ from Homer City's expectations.

       Although Homer City attempts to purchase fuel based on its expected requirements, it is still subject to the risks of supply interruptions, transportation cost increases, and fuel price volatility. In addition, fuel deliveries will not exactly match energy sales, due in part to the need to purchase fuel inventories in advance for reliability and dispatch requirements. The price at which Homer City can sell its energy may not rise or fall at the same rate as a corresponding rise or fall in fuel costs. All of these factors may have an adverse effect on Homer City's financial condition and results of operations.

Homer City may not hedge market risks effectively.

       Homer City is exposed to market risks through its operation of the Homer City facilities. These market risks include, among others, volatility arising from the timing differences associated with buying fuel, converting fuel into energy and delivering energy to a buyer. Through EMMT, Homer City uses forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity and fuel prices. However, Homer City cannot provide assurance that these strategies will successfully mitigate market risks.

       Homer City's hedging activities may not cover the entire exposure of its assets or positions to market price volatility, and the level of coverage will vary over time. Amounts hedged at any given time are not indicative of amounts that may be hedged in the future. Fluctuating commodity prices may affect Homer City's financial results, either favorably or unfavorably, to the extent that assets and positions have not been hedged. In addition, Homer City's risk management strategies may not be as effective as anticipated.

       The effectiveness of Homer City's hedging activities may depend on the amount of credit available to post collateral, either in support of performance guarantees or as a cash margin. The amount of credit support that must be provided typically is based on the difference between the contract price of the commodity and its current market price. Significant movements in market prices can result in a requirement to provide cash collateral and letters of credit in very large amounts. Without adequate liquidity to meet margin and collateral requirements, Homer City could be exposed to the following:

•
a reduction in the number of counterparties willing to enter into bilateral contracts, which would result in increased reliance on short-term and spot markets instead of bilateral contracts, increasing Homer City's exposure to market volatility; and

•
a failure to meet a margin requirement, which could permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract.

       As a result of these and other factors, Homer City cannot predict the effect that risk management decisions may have on its business, operating results or financial position.

Competition could adversely affect Homer City's business.

       Homer City has numerous competitors in all aspects of its business, some of whom may have greater liquidity, greater access to credit and other financial resources, lower cost structures, larger staffs or more experience than Homer City. Homer City's competitors may be able to respond more quickly and efficiently to new laws and regulations or emerging technologies, or to devote greater resources to the operation and maintenance of their power generation facilities than Homer City. Multiple participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. These factors could affect Homer City's ability to compete effectively in the markets in which those entities operate.

       Newer plants owned by Homer City's competitors are often more efficient than the Homer City facilities and may also have lower costs of operation. Over time, the Homer City facilities may become obsolete in their markets, or be unable to compete with such plants.

       In addition to the competition already existing in the markets in which Homer City presently operates or may consider operating in the future, Homer City is likely to encounter significant competition as a result of further consolidation of the power industry by mergers and asset reallocations, which could create larger competitors, as well as new market entrants.

The accounting for Homer City's hedging activities may increase the volatility of its quarterly and annual financial results.

       EMMT, on behalf of Homer City, engages in hedging activities in order to mitigate Homer City's exposure to market risk with respect to electricity sales from its generation facilities, fuel utilized by those facilities and emission allowances. EMMT generally attempts to balance its fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. These derivative contracts are recorded on Homer City's balance sheet at fair value. Some of these derivative contracts do not qualify for hedge accounting, and changes in their fair value are therefore recognized currently in earnings as unrealized gains or losses. As a result, Homer City's financial results will at times be volatile and subject to fluctuations in value primarily due to changes in market prices.

Financing Risks

Restrictions in the participation agreements and facility leases limit or prohibit Homer City from entering into some transactions that it otherwise might enter into.

       Under the participation agreements entered into as part of the sale-leaseback transaction, Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, Homer City's liquidity is substantially based on its ability to generate cash flow from operations. If Homer City is unable to generate cash flow from operations necessary to meet its obligations, Homer City will have limited ability to obtain additional capital, absent a consent or waiver, unless its partners or EME provide funding, which they are under no legal obligation to do.

       In connection with the sale-leaseback transaction, Homer City entered into a designated account representative agreement with the owner lessors which provides that, for as long as the facility leases are in effect, Homer City will be irrevocably able to appoint the designated account representatives on file with the US EPA or the PADEP, as the case may be, entitled to buy, sell and otherwise dispose of emission allowances without any payments or consideration to the owner lessors. The agreement provides that upon termination of a facility lease, the applicable owner lessor will have the right to appoint itself or any other person as Homer City's successor designated account representative for purposes of any future emission allowances not then owned by Homer City. If a facility lease were to terminate before its expiration, this event would also terminate the account representative agreement, and Homer City would be required to write-off any unamortized emission allowances that it would no longer control.

Restrictions in the financing documents binding on Homer City and its affiliates limit the ability of Homer City to enter into specified transactions that it otherwise might enter into.

       EME has entered into debt agreements that contain restrictive covenants that are applicable to its subsidiaries, including Homer City. Homer City's sale-leaseback documents also contain financial and investment covenants. These restrictions may significantly impede the ability of Homer City to take advantage of business opportunities as they arise, to grow its business or compete effectively, to make capital expenditures when required, or to develop and implement any refinancing plans in respect of its indebtedness.

       In connection with the entry by Homer City or its affiliates into new financings or amendments to existing financing arrangements, Homer City's financial and operational flexibility may be further reduced as a result of more restrictive covenants, requirements for security and other terms that are often imposed on sub-investment grade entities.

Operating Risks

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
shortages of equipment or spare parts;

•
imposition of new regulatory, permitting, or environmental requirements, or violations of existing requirements;

•
restrictions on emissions;

•
releases of hazardous substances to air, soil, surface water or groundwater;

•
inability to transport and dispose of coal ash at reasonable prices;

•
employee work force factors, including strikes, work stoppages or labor disputes;

•
operator/contractor error; and

•
catastrophic events such as terrorist activities, fires, tornadoes, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities or the transmission and distribution infrastructure over which power is transported.

       These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of or damage to the environment, and suspension of operations. The occurrence of one or more of the events listed above could decrease or eliminate revenues generated by the Homer City facilities or significantly increase the costs of operating them, and could also result in Homer City's being named as a defendant in lawsuits asserting claims for substantial damages, potentially including environmental cleanup costs, personal injury, property damage, fines and penalties.

       Unplanned outages typically increase operation and maintenance expenditures and reduce revenues. Homer City could also be required to purchase replacement power in the open market to satisfy contractual commitments. Equipment and plant warranties, guarantees and insurance may not be sufficient or effective under all circumstances to cover lost revenues or increased expenses. A decrease or elimination in revenues generated by the facilities or an increase in the costs of operating them could decrease or eliminate funds available to make lease rent payments and could have a material adverse effect on Homer City.

       Homer City is required to have insurance for the facilities, including all-risk property damage insurance, commercial general public liability insurance, boiler and machinery coverage and business interruption insurance. Homer City cannot provide assurance that the insurance coverage for the facilities will be available in the future on commercially reasonable terms. Homer City also cannot provide assurance that the insurance proceeds received for any loss of the facilities or any damage to the facilities will be sufficient to permit Homer City to make any payments of rent under the facility leases.

       Due to the current market environment, the minimum insurance coverage specified under the Homer City sale-leaseback documents is not commercially available at reasonable prices. Homer City has obtained a waiver under the participation agreements that permits it to maintain its current insurance coverage through June 1, 2010. Failure to maintain insurance pursuant to the sale-leaseback documents, absent a waiver, could result in an event of default under the documents, which could have a material adverse effect on Homer City.

The creditworthiness of Homer City's customers, suppliers, transporters and other business partners could affect Homer City's business and operations.

       Homer City is exposed to risks associated with the creditworthiness of its key customers, suppliers and business partners, many of whom may be adversely affected by the current conditions in the financial markets. Deterioration in the financial condition of Homer City's counterparties increases the possibility that Homer City may incur losses from the failure of counterparties to perform according to the terms of their contractual arrangements.

       Homer City's operations depend on contracts for the supply and transportation of fuel and other services required for the operation of its generation facilities and are exposed to the risk that counterparties to contracts will not perform their obligations. If a fuel supplier or transporter failed to perform under a contract, Homer City would need to obtain alternate supplies or transportation, which could result in higher costs or disruptions in its operations. If the defaulting counterparty is in poor financial condition, damages related to a breach of contract may not be recoverable. Accordingly, the failure of counterparties to fulfill their contractual obligations could have a material adverse effect on Homer City's financial results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

       Inapplicable.

ITEM 2.  PROPERTIES

       Homer City owns a fee interest in the 2,413-acre site on which its generating units and the other facilities are located, as well as another approximately 1,800 acres associated with the Two Lick Dam area. The site is approximately 45 miles northeast of Pittsburgh, Pennsylvania in Indiana County. As a result of the sale-leaseback transaction on December 7, 2001, Homer City leased the property on which the generating units are located to the owner lessors through site leases and each owner lessor in turn subleased its undivided ground interest in the property back to Homer City through site subleases. The term of the site leases is 45 years from the date of the sale-leaseback, with specified renewal options. The term of the site subleases is 33.67 years, the term of the sale-leaseback financing, and is renewable upon renewal of the Homer City facility leases. As long as the facility leases and the site subleases are in effect, the rents payable under the site leases and under the site subleases will be automatically offset against each other so that no amounts will be payable by Homer City or the owner lessors with respect to these agreements. Homer City also leases portions of its sites to other third parties. Some of those leases are described below.

       Homer City leases the surface of an approximately 14-acre parcel to Coral Energy Services, LLC upon which the coal blending facility is located. Coral Energy, using an operator, blends various coals mined by Coral, or its approved affiliates, for delivery and sale to Homer City. The Coral Energy lease expires on July 31, 2013.

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

ITEM 3.  LEGAL PROCEEDINGS

New Source Review Notice of Violation

       On June 12, 2008, Homer City received an NOV from the US EPA alleging that, beginning in 1988, Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the CAA. The US EPA also alleges that Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. On June 30, 2009 and January 2, 2010, the US EPA issued requests for information to Homer City under Section 114 of the CAA. Homer City is working on a response to the requests. Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the United States Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. Homer City cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

       Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting a portion of defense costs related to the claims.

       Homer City notified the sale-leaseback owner participants of the Homer City facilities of the NOV under the operative indemnity provisions of the sale-leaseback documents. The owner participants of the Homer City facilities, in turn, have sought indemnification and defense from Homer City for costs and liabilities associated with the Homer City NOV. Homer City responded by undertaking the indemnity obligation and defense of the claims.

ITEM 4.  RESERVED

 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

       All the partners' equity of Homer City is, as of the date hereof, owned by Mission Energy Westside Inc. and Chestnut Ridge Energy Company. There is no market for Homer City's partnership interests.

       Dividends will be paid when declared by Homer City's general partner. No cash dividends were paid by Homer City during 2009, 2008 or 2007.

ITEM 6.  SELECTED FINANCIAL DATA

       The selected financial data was derived from Homer City's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this annual report.

INCOME STATEMENT DATA

(in millions)

	Years Ended December 31,
	2009	2008	2007	2006	2005

Operating revenues from marketing affiliate	$663	$717	$764	$642	$591
Operating expenses	424	464	491	452	463

Operating income	239	253	273	190	128
Interest and other income	—	5	8	20	4
Interest expense	(128)	(124)	(139)	(145)	(147)

Income (loss) before income taxes	111	134	142	65	(15)
Provision (benefit) for income taxes	44	49	54	26	(4)

Net income (loss)	$67	$85	$88	$39	$(11)

BALANCE SHEET DATA

(in millions)

	As of December 31,
	2009	2008	2007	2006	2005

Assets	$2,160	$2,186	$2,135	$2,264	$2,261
Current liabilities	217	309	309	310	488
Long-term debt to affiliates	459	358	394	512	439
Lease financing, net of current portion	1,084	1,150	1,207	1,260	1,310
Other long-term obligations	43	44	70	45	89
Partners' equity (deficit)	357	325	155	137	(65)

CASH FLOW DATA

(in millions)

	Years Ended December 31,
	2009	2008	2007	2006	2005

Cash provided by operating activities	$151	$50	$152	$89	$77
Cash used in financing activities	(74)	(89)	(122)	(34)	(79)
Cash used in investing activities	(15)	(44)	(2)	(1)	(12)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Homer City's current expectations and projections about future events based on Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Homer City that is incorporated in this MD&A, or that refers to or incorporates this MD&A, may also contain forward-looking statements. In this MD&A and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Forward-Looking Statements" and "Item 1A. Risk Factors" for a discussion of some of the risks, uncertainties and other important factors that could cause results to differ, or otherwise could impact Homer City. Additional information about the risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire annual report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Homer City's business. Forward-looking statements speak only as of the date they are made, and Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Homer City with the Securities and Exchange Commission.

MANAGEMENT'S OVERVIEW

Introduction

       Homer City is a Pennsylvania limited partnership formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 MW. Homer City does not have any plans to purchase or develop new power plants at this time. In December 2001, Homer City completed a sale-leaseback transaction of the Homer City facilities to third-party lessors. The sale-leaseback transaction is accounted for as a lease financing for financial reporting purposes.

       The Homer City facilities are located in the control area managed by PJM. The energy and capacity from the Homer City facilities are sold under terms, including price and quantity, arranged by EMMT, on behalf of Homer City, to customers through a combination of bilateral agreements, forward energy sales and spot market sales.

Overview of 2009 Operating Performance

       Homer City's net income decreased $18 million in 2009 as compared to 2008. The 2009 decrease in earnings was primarily attributable to a $29 million (pre-tax) decline in realized gross margin and a $7 million (pre-tax) increase in interest expense related to the subordinated revolving loan due to higher debt balances, partially offset by a $24 million (pre-tax) decline in plant operations expense. The decrease in realized gross margin was primarily due to a 13% decline in average realized energy prices, partially offset by a $43 million (pre-tax) increase in capacity revenues and lower coal costs. Plant operations expense was lower in 2009 as compared to 2008 due in part to the deferral of plant overhaul activities.

       Lower wholesale energy prices reduced Homer City's revenues in 2009. The effects of the economic recession and mild weather during the summer months contributed to declines in electrical demand for the PJM West location during 2009. Electrical load, calculated from data published by PJM, for this location declined 3% during 2009 compared to 2008, although Homer City's generation increased 1% during 2009 compared to 2008 due to higher availability. In addition, the price of natural gas, which often serves as the marginal fuel source in the region, declined significantly. The reduction in natural gas prices together with lower electrical demand resulted in significantly lower wholesale energy prices. The average 24-hour PJM real-time price for energy at the PJM West Hub declined to $38.31/MWh during 2009 as compared to $68.56/MWh during 2008.

Environmental Developments

Environmental Issues and Capital Resource Limitations

       Homer City operates SCR equipment on all three units to reduce NOx emissions, operates FGD equipment on Unit 3 to reduce SO2 emissions, and uses coal-cleaning equipment on site to reduce the ash and sulfur content of raw coal to meet both combustion and environmental requirements. Homer City may be required to install additional environmental equipment on Unit 1 and Unit 2 to comply with environmental regulations under the CAIR and Pennsylvania mercury regulations. If required, the timing of such compliance remains uncertain. Homer City projects that if FGD equipment becomes required, it would need to make capital commitments for such equipment three to four years in advance of the effectiveness of such requirements. Homer City continues to review technologies available to reduce SO2 and mercury emissions and to monitor developments related to mercury and other environmental regulations. Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction could affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Homer City will have limited ability to obtain additional outside capital for such projects without amending its lease and related agreements. EME is under no contractual or other obligation to provide funding to Homer City.

Greenhouse Gas Regulation Developments

       The nature of future environmental regulation and legislation will have a substantial impact on Homer City. Homer City believes that resolution of current uncertainties about the future, through well-balanced and appropriately flexible regulation and legislation, is needed to support the necessary evolution of the electric industry into using cleaner, more efficient infrastructure and to attract the capital ultimately needed for this effort. Legislative, regulatory, and legal developments related to potential controls over GHG emissions in the United States are ongoing. Actions to limit or reduce GHG emissions could significantly increase the cost of generating electricity from fossil fuels. Homer City may not be able to recover these costs through market prices for electricity.

       Recent significant developments include the following:

•
Legislation to regulate GHG emissions continues to be considered by Congress; however, the timing, content, and potential effects on Homer City of any GHG legislation that may be enacted remain uncertain.

•
In December 2009, the US EPA issued a final finding that certain GHGs, including CO2, threaten the public health and welfare. The US EPA has issued a proposed rule, known as the "GHG tailoring rule," under which all new and major modifications of existing stationary sources emitting 25,000 metric tons of CO2 equivalents annually, including power plants, would be required to include BACT to minimize their GHG emissions. Since the current proposal affects only new or modified resources, it is not expected to have any immediate effect, if adopted, on the Homer City facilities, but it could affect the cost of new construction or modifications. The US EPA could also use its authority in the future to regulate existing sources of GHG emissions. If controls are required to be installed at the Homer City facilities in order to reduce GHG emissions pursuant to regulations issued by the US EPA or others, the potential impact will depend on the nature of the controls applied, which remains uncertain.

•
Three recent court cases addressed the question of whether power plants that emit GHGs constituted public nuisances that could be held liable for damages or other remedies. In one case (in which Edison International is a named defendant); a California federal district court dismissed the plaintiffs' claims. In the other two cases, federal courts of appeals permitted the suits to go forward. Each of these differing results remains subject to appeal and thus the ultimate impact of these cases remains uncertain. Homer City cannot predict whether these recent decisions will result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts for these sorts of claims.

RESULTS OF OPERATIONS

Summary

       The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Homer City's operations.

	Years Ended December 31,
	2009	2008	2007

Operating Revenues (in millions)	$663	$717	$764

Statistics
Generation (in GWh)	11,446	11,334	13,649
Equivalent availability	84.7%	80.7%	89.4%
Capacity factor	69.2%	68.3%	82.5%
Load factor	81.7%	84.6%	92.4%
Forced outage rate	9.4%	9.8%	4.1%
Average realized energy price/MWh	$48.85	$56.24	$54.40
Capacity revenue only (in millions)	$89	$46	$30
Average fuel costs/MWh	$21.89	$23.35	$22.45

Statistical Definitions and Non-GAAP Disclosures

•
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

•
The capacity factor is defined as the actual number of MWh generated by the coal plants divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.

•
The load factor is determined by dividing capacity factor by the equivalent availability factor.

•
The forced outage rate refers to unplanned maintenance outages and forced deratings.

•
The average realized energy price is presented as an aid in understanding the operating results of the Homer City facilities. Average realized energy price is a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as operating revenues. Management believes that the average realized energy price is meaningful for investors as it reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices.

  The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less unrealized gains (losses) and other non-energy related revenue by (ii) generation as shown in the table below. Revenue related to capacity sales are excluded from the calculation of average realized energy price.

	Years Ended December 31,
(in millions)	2009	2008	2007

Operating revenues	$663	$717	$764
Less:
Unrealized (gains) losses	(15)	(21)	10
Capacity and other revenues	(89)	(59)	(31)

Realized revenues	$559	$637	$743

Generation (in GWh)	11,446	11,334	13,649
Average realized energy price/MWh	$48.85	$56.24	$54.40

Seasonal Disclosure

       In 2009, the seasonal fluctuations in electric demand normally occurring for the Homer City facilities were minimized by milder winter conditions and cooler than normal summer months. Normally, due to fluctuations in electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Homer City facilities vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Homer City facilities are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

Operating Revenues

       Operating revenues decreased $54 million in 2009 compared to 2008, and $47 million in 2008 compared to 2007. The 2009 decrease was primarily attributable to lower energy revenues due to lower average realized energy prices, partially offset by an increase in capacity revenues and slightly higher generation. The 2008 decrease was primarily attributable to lower generation partially offset by higher average realized energy prices, an increase in unrealized gains related to hedge contracts (described below), an increase in capacity revenues and the sale of excess coal inventory. Higher forced outages, lower off-peak dispatch and extended planned overhauls in 2008 contributed to lower generation.

       The average realized energy price received by Homer City decreased to $48.85/MWh in 2009 as compared to $56.24/MWh in 2008 and $54.40/MWh in 2007. The average realized energy prices compare to the 24-hour average historical market prices at the Homer City busbar of $34.91/MWh in 2009, $57.72/MWh in 2008 and $51.03/MWh in 2007. The average realized energy prices for 2009 and 2007 were above the 24-hour PJM average historical market prices at the Homer City busbar primarily due to hedge contracts entered into in prior periods. The average realized energy price for 2008 was below the 24-hour PJM average historical market price at the Homer City busbar primarily due to effective hedge prices below market prices for the same period.

       Included in operating revenues were unrealized gains (losses) from hedging activities of $15 million, $21 million and $(10) million for 2009, 2008 and 2007, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts was attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Accounting for Derivative Instruments," respectively.

Operating Expenses

       Operating expenses decreased $40 million in 2009 compared to 2008 and $27 million in 2008 compared to 2007. Operating expenses consist of fuel, loss on sale of emission allowances, plant operations, depreciation and amortization, loss on sale of assets and administrative and general. The primary changes in the components of operating expenses are discussed below.

       Fuel expenses decreased $19 million in 2009 compared to 2008 and $36 million in 2008 compared to 2007. The 2009 decrease was attributable to lower coal costs and lower emissions cost. The 2008 decrease was attributable to lower coal consumption as a result of lower generation and lower emissions cost. The net cost of emission allowances, primarily SO2, included in fuel expenses was $16 million, $20 million and $31 million in 2009, 2008 and 2007, respectively. Emission costs decreased in 2009 due to lower market prices. The 2008 decrease was attributable to lower emission allowances required due to lower generation and lower market prices. For more information regarding the price of SO2 allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

       Plant operations expenses decreased $24 million in 2009 compared to 2008, and increased $7 million in 2008 compared to 2007. Plant operations include labor and overhead, contract services, parts and supplies and other administrative costs. Cost containment efforts and the deferral of plant overhaul activities contributed to the decrease in 2009 costs. The 2008 increase was primarily attributable to higher maintenance expenses. Homer City had higher forced outages and scheduled maintenance in 2008 due to tube leak repairs, an extended planned overhaul and a fan motor failure.

       Depreciation and amortization were $63 million, $64 million and $61 million during 2009, 2008 and 2007, respectively. Depreciation and amortization includes Homer City's leasehold interest, which is being depreciated over the minimum term of the leases of 33.67 years.

Other Income (Expense)

       Interest and other income was less than $1 million, $5 million and $8 million during 2009, 2008 and 2007, respectively. Interest and other income typically relates to interest earned on cash and cash equivalents. Interest income declined primarily due to lower interest rates in 2009 compared to 2008. In 2008, Homer City recorded other income of $3 million related to the settlement of a legal dispute. In 2007, Homer City recorded other income of $3 million related to an adjustment to the Unit 3 outage insurance claim from 2006.

       Interest expense was $128 million, $124 million and $139 million during 2009, 2008 and 2007, respectively. Interest expense primarily relates to the lease financing of the Homer City facilities. Interest expense also included $36 million, $29 million and $38 million during 2009, 2008 and 2007, respectively, related to Homer City's subordinated revolving loan agreement with Edison Mission Finance Co. Homer City had higher long-term debt balances during 2009 as compared to 2008 on the subordinated revolving loan agreement.

Provision for Income Taxes

       Homer City had effective income tax provision rates of 40%, 37% and 38% in 2009, 2008 and 2007, respectively. Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Related-Party Transactions

EMMT Agreements

       Homer City has entered into a master purchase, sale and services agreement with EMMT, pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) electric energy and capacity; (ii) fuel oil; and (iii) emission allowances. Homer City compensates EMMT with respect to these transactions and reimburses EMMT for brokers fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing. The net fees earned by EMMT were $1 million for each of the years ended December 31, 2009, 2008 and 2007. EMMT prepays in full for the following month's expected power generation. As a result of the accelerated payments, Homer City had payables due to EMMT of $50 million and $65 million at December 31, 2009 and 2008, respectively.

       Homer City entered into several transactions through EMMT for the purchase or sale of SO2 and NOx allowances. All transactions were completed at market price on the date of the transaction. Homer City received (paid) $1 million, $(33) million and $(74) million during 2009, 2008 and 2007, respectively, for net sales (purchases) of SO2 and NOx allowances.

Affiliate Financing

       Homer City obtained financing from Edison Mission Finance Co. in connection with its acquisition of the Homer City facilities, in the form of a subordinated revolving loan. The subordinated revolving loan matures in 2014, with no scheduled repayment prior to its maturity. This loan is subordinated to Homer City's lease rent obligations, with interest and principal payments subject to limitations based on Homer City's ability to make distributions under the sale-leaseback agreements. On December 8, 2003, Homer City amended and restated the subordinated revolving loan agreement and issued a note evidencing its repayment obligations under the loan agreement. The amended and restated subordinated revolving loan agreement had no effect on the financial terms of the agreement.

Tax-Allocation Agreements

       Homer City is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its indirect parent, Edison Mission Holdings Co. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Homer City will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures in effect since Homer City's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Homer City uses the long term state tax apportionment factors of the Edison International group. Also, while Homer City is generally subject to separate return limitations for net losses, under the tax-allocation agreement Homer City is permitted to transfer to Edison Mission Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in its intercompany account balances (including the subordinated revolving loan). Homer City also files a separate state income tax return in Pennsylvania. Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $8 million and $85 million at December 31, 2009 and 2008, respectively.

       On March 31, 2006, Homer City entered into an amendment of its tax-allocation agreement with Edison Mission Holdings to provide for the option, at Homer City's discretion, to settle federal and state income tax liabilities under the tax-allocation agreement through an increase in indebtedness under the subordinated revolving loan agreement with Edison Mission Finance. In 2009 and 2008, pursuant to this amendment, Homer City elected this option to settle $118 million and $42 million, respectively, of intercompany tax liabilities through a loan under the subordinated revolving loan agreement with Edison Mission Finance.

Services Agreements with EME and Edison International

       Certain administrative services such as payroll, employee benefit programs, insurance, and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. Homer City believes the allocation methodologies are reasonable. Homer City made reimbursements for the cost of these programs and other services totaling $9 million for the year ended December 31, 2009 and $8 million for each of the years ended December 31,

2008 and 2007. Homer City had a net payable of $2 million and $1 million at December 31, 2009 and 2008, respectively, related to these agreements.

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

Management and Administration Agreement with Midwest Generation EME, LLC

       Homer City and Midwest Generation EME entered into a management and administration agreement pursuant to which Midwest Generation EME charges Homer City for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2009, 2008 and 2007 were $2 million, $3 million and $2 million, respectively. Homer City had a payable of $0.3 million and $0.1 million at December 31, 2009 and 2008, respectively, due to Midwest Generation EME related to this agreement.

New Accounting Guidance

       New accounting guidance is discussed in Note 1—Summary of Significant Accounting Policies—New Accounting Guidance under "Item 8. EME Homer City Generation L.P. Notes to Financial Statements."

Accounting for Derivative Instruments

       Homer City uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in the prices of electricity, capacity, fuel, emission allowances, and transmission rights. For derivative instruments recorded at fair value, changes in fair value are recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting. For derivatives that qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings.

       Homer City classifies unrealized gains and losses from derivative instruments as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the statements of cash flows. The following table summarizes unrealized gains (losses) for the three-year period ended December 31, 2009:

	Years Ended December 31,
(in millions)	2009	2008	2007

Non-qualifying hedges	$1	$1	$(1)
Ineffective portion of cash flow hedges	14	20	(9)

Total unrealized gains (losses)	$15	$21	$(10)

       At December 31, 2009, unrealized gains of $15 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to 2010.

Fair Value of Derivative Instruments

       In determining the fair value of Homer City's derivative positions, Homer City uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of Homer City's derivative instruments see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 2. Fair Value Measurements" and "—Note 3. Derivative Instruments and Risk Management," respectively.

       The fair value of outstanding commodity derivative instruments at December 31, 2009 and 2008 was $81 million and $130 million, respectively. In assessing the fair value of Homer City's commodity derivative instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The decrease in the fair value of commodity contracts at December 31, 2009 as compared to December 31, 2008 is attributable to the settlement of contracts during 2009 that were entered into in 2008 at higher prices than contracts outstanding at December 31, 2009. A 10% change in the market price of the underlying commodity at December 31, 2009 would increase or decrease the fair value of outstanding commodity derivative instruments by approximately $21 million. Since these commodity derivative instruments are economic hedges, an increase or decrease in fair value would be offset by an increase or decrease in the cash flows of the underlying asset. The change in the fair value of the derivative and the change in cash flows from the economically hedged item may not be recognized in operating revenues in the same periods.

       Level 2 derivative positions include derivatives whose fair value is based on forward market prices in active markets adjusted for nonperformance risks when there are no unobservable inputs that are significant to the valuation. Homer City considers active markets to be those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. EMMT obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

       At December 31, 2009, Homer City had cash and cash equivalents of $121 million compared to $59 million at December 31, 2008. Net working capital at December 31, 2009 was $125 million compared to $(42) million at December 31, 2008. The increase in working capital was primarily attributable to a $118 million reduction in amounts due to affiliates as a result of non-cash settlements of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with Edison Mission Finance.

       Net cash provided by operating activities totaled $151 million, $50 million and $152 million in 2009, 2008 and 2007, respectively. The 2009 increase was primarily due to the timing of cash receipts and disbursements related to working capital items. The 2008 decrease was primarily due to an increase in coal inventory primarily due to lower than expected generation, lower realized operating revenues and timing of cash receipts and disbursements related to working capital items.

       Net cash used in financing activities totaled $74 million, $89 million and $122 million in 2009, 2008 and 2007, respectively. In 2009, Homer City borrowed $25 million on its affiliate subordinated revolving loan agreement and did not borrow any in 2008. Also in 2009, Homer City made $37 million less of principal repayments on its affiliate subordinated revolving loan agreement, as compared to 2008. In 2008, Homer City made $39 million less of principal repayments under the subordinated revolving loan agreement, as compared to 2007. In addition, Homer City received a payment of $45 million from the termination of a lease swap agreement in 2007.

       Net cash used in investing activities totaled $15 million, $44 million and $2 million in 2009, 2008 and 2007, respectively. The 2009 decrease was primarily due to an $18 million decrease in capital expenditures and a $10 million receipt from restricted cash related to permitted withdrawals from restricted deposits pursuant to the sale-leaseback agreements. The 2008 increase was primarily due to a $32 million increase in capital expenditures. Capital expenditures were $26 million, $44 million and $12 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in 2008 capital expenditures compared to 2007, related to the installation of SCR equipment, replacement of major boiler components and upgrades to boiler and turbine controls.

       The use of Homer City's cash generated from operations is restricted by the sale-leaseback agreements. Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

 Capital Expenditures and Lease Covenants

       The currently estimated capital expenditures by Homer City for 2010 through 2012 were as follows:

(in millions)	2010	2011	2012

Plant capital expenditures	$31	$52	$24
Environmental expenditures	5	3	22

Total	$36	$55	$46

       Estimated plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components and main power transformer replacement. Estimated environmental expenditures relate to emission monitoring and control projects. Homer City plans to fund these expenditures with cash on hand or cash generated from operations. In addition, Homer City may receive funds under its subordinated revolving loan. For further discussion regarding possible additional capital expenditures, including environmental control equipment, see "Management's Overview—Environmental Developments" and "Item 1. Business—Environmental Matters and Regulations."

       Under the participation agreements entered into as part of the sale-leaseback transaction, Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, Homer City's liquidity is substantially based on its ability to generate cash flow from operations. If Homer City is unable to generate cash flow from operations necessary to meet its obligations, Homer City will have limited ability to obtain additional capital unless its partners provide additional funding, which they are under no legal obligation to do.

       The rent payments that Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2009, the senior rent service coverage ratio was 2.96 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. In addition, if Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner-lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

       Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. Homer City had $20 million included in restricted deposits at December 31, 2009 related to these reserve accounts.

Payments Made Under Subordinated Revolving Loan and Tax Payments

       The following table summarizes the payments by Homer City under its subordinated revolving loan with Edison Mission Finance Co., a subsidiary of EME, that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction and payments made pursuant to tax-allocation agreements:

	Years Ended December 31,
(in millions)	2009	2008	2007

Payment of interest	$33	$31	$69
Payment of principal	42	79	118

Subordinated revolving loan payments	75	110	187
Tax payments under tax-allocation agreements	—	15	—

Total payments	$75	$125	$187

Credit Ratings

       Homer City is not currently rated. Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. Credit ratings for EME and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating

EME[1]	B2	B	BB-
EMMT	Not Rated	B	Not Rated

1
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

       Homer City's sale-leaseback documents restrict Homer City's ability to enter into derivative activities, as defined in the documents, with EMMT to sell forward the output of its facilities if EMMT does not have an investment grade credit rating from S&P or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents also include a requirement that Homer City's counterparty to such transactions, whether it is EMMT or another party, and Homer City, if acting as seller to an unaffiliated third party, be investment grade. Homer City, which is not rated, currently sells all the output from its facilities through EMMT, which has a below investment grade credit rating. In order to continue to sell forward the output of its facilities through EMMT, Homer City has obtained a consent from the sale-leaseback owner participants that allows it to enter into such sales, under specified conditions, through March 1, 2014. Homer City continues to be in compliance with the terms of the consent; however, because EMMT's credit rating has dropped below BB-, the consent is revocable by the sale-leaseback owner participants at any time. The sale-leaseback owner participants have not indicated that they intend to revoke the consent; however, there can be no assurance that they will not do so in the future. An additional consequence of EMMT's lowered credit rating is that outstanding accounts receivable between EMMT and Homer City have been reduced to zero, as required under the terms of the consent. Revocation of the consent would not affect trades between EMMT and Homer City that had been entered into while the consent was still in effect. Homer City is permitted to sell the output of its facilities into the spot market on the terms set forth in its sale-leaseback documents. For more information, see "Market Risk Exposures—Commodity Price Risk."

Contractual Obligations, Commercial Commitments and Contingencies

       Homer City has contractual obligations and other commercial commitments that represent prospective cash requirements. The following table summarizes Homer City's significant contractual obligations as of December 31, 2009:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Long-term debt to affiliate[1]	$623	$—	$—	$623	$—
Lease financing[2]	2,129	155	320	287	1,367
Operating lease obligations[3]	1	1	—	—	—
Purchase obligations:[3]
Capital improvements	13	13	—	—	—
Fuel supply contracts	479	261	218	—	—
Coal transportation	26	14	12	—	—
Coal cleaning agreement	6	6	—	—	—
Other contractual obligations	35	13	17	5	—
Employee benefit plan contribution[4]	3	3	—	—	—

Total Contractual Obligations[5]	$3,315	$466	$567	$915	$1,367

1
For additional details, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Long-term Debt." Table assumes long-term debt is held to maturity. Amount also includes interest payments totaling $164 million over life of debt.

2
Amount represents lease payments related to the sale-leaseback of the Homer City facilities and includes interest payments over the life of the lease. For further discussion, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Commitments and Contingencies."

3
For additional details, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Commitments and Contingencies."

4
Amount includes estimated contribution for pension plans and postretirement benefits other than pensions. The estimated contributions beyond 2010 are not available. For more information, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other than Pensions."

5
The contractual obligations table does not include derivative obligations and AROs, which are discussed in "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 3. Derivative Instruments and Risk Management," and "—Note 5. Property, Plant and Equipment," respectively.

Contingencies

       Homer City's significant contingencies related to the NSR NOV, ash disposal site, insurance, and environmental developments are discussed in "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Commitments and Contingencies."

Off-Balance Sheet Transactions

       Homer City has no material off-balance sheet transactions.

Environmental Matters and Regulations

       For a discussion of environmental matters and regulations, see "Item 1 Business."

MARKET RISK EXPOSURES

Introduction

       Homer City's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its electric generating facilities. These market risks arise from fluctuations in the prices of electricity, capacity, fuel, emission allowances, and transmission rights. Homer City manages these risks in part by using derivative instruments in accordance with established policies and procedures.

Commodity Price Risk

Introduction

       Homer City sells all of its energy and capacity into wholesale power markets through EMMT. EMMT enters into forward contracts for Homer City's electric output in order to provide more predictable earnings and cash flow. When appropriate, EMMT manages the spread between electric prices and fuel prices through the use of forward contracts, swaps, futures, or options contracts. There is no assurance that contracts to hedge changes in market prices will be effective.

       Homer City's operations create exposure to commodity price risk, which reflects the potential impact of a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with Homer City's risk management policies, through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

       In addition to prevailing market prices, Homer City's ability to derive profits from the sale of electricity will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the units may vary.

       EMMT uses estimates of the variability in gross margin to help identify, measure, monitor and control Homer City's overall market risk exposure and earnings volatility with respect to hedge positions at the Homer City facilities. This measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify changes in risk factors. Variability in gross margin measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers volumetric exposure limits.

Energy Price Risk

       Energy and capacity from the Homer City facilities are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to generation at the Homer City facilities are generally entered into at the PJM West Hub. These trading hubs have been the most liquid locations for hedging purposes. See "—Basis Risk" below for further discussion.

       The following table depicts the average historical market prices for energy per megawatt-hour during the past three years:

	24-Hour Average Historical Market Prices[1]
	2009	2008	2007

PJM West Hub	$38.31	68.56	59.87
Homer City Busbar	34.91	57.72	51.03

1
Energy prices were calculated at the respective delivery points using historical hourly real-time prices as published by PJM or provided on the PJM web-site.

       The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at December 31, 2009:

24-Hour Forward Energy Prices[1] PJM West Hub

2010 calendar "strip"[2]	$48.04
2011 calendar "strip"[2]	$49.43

1
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point.

2
Market price for energy purchases for the entire calendar year.

       Forward market prices at the PJM West Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Homer City facilities into these markets may vary materially from the forward market prices set forth in the preceding table.

       EMMT engages in hedging activities for the Homer City facilities to hedge the risk of future change in the price of electricity. The following table summarizes Homer City's hedge positions as of December 31, 2009 for electricity expected to be generated in 2010 and 2011:

	2010	2011

MWh (in thousands)	3,673	29
Average price/MWh[1]	$79.25	$54.47

1
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position is not directly comparable to the 24-hour PJM West Hub prices set forth above. Furthermore, the average price/MWh for Homer City's hedge position is based on the PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub.

Capacity Price Risk

       On June 1, 2007, PJM implemented the RPM for capacity. Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for capacity resources. The RPM is intended to provide a mechanism for PJM to meet the region's need for generation capacity, while allocating the cost to load-serving entities through a locational reliability charge.

       The following table summarizes the status of capacity sales for Homer City at December 31, 2009:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

January 1, 2010 to May 31, 2010	1,884	(206)	1,678	1,670	191.32	8	191.32	191.32
June 1, 2010 to May 31, 2011	1,884	(71)	1,813	1,813	174.29	—	—	174.29
June 1, 2011 to May 31, 2012	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013	1,884	(148)	1,736	1,736	133.37	—	—	133.37

1
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

2
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

       Revenues from the sale of capacity from Homer City beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if Homer City has an opportunity to capture a higher value associated with those markets. Under PJM's RPM system, the market price for capacity is generally determined by aggregate market-based supply conditions and an administratively set aggregate demand curve. Among the factors influencing the supply of capacity in any particular market are plant forced outage rates, plant closings, plant delistings (due to plants being removed as capacity resources and/or to export capacity to other markets), capacity imports from other markets, demand side management activities and the cost of new entry.

Basis Risk

       Sales made from the Homer City facilities in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the Homer City busbar. In order to mitigate price risk from changes in spot prices at the Homer City busbar, Homer City may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the Homer City busbar does not exist. A liquid market does exist at the PJM West Hub. Homer City's hedging activities use this settlement point to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During 2009, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 9%, compared to 16% during 2008 and 15% during 2007.

       By entering into cash settled futures contracts and forward contracts using the PJM West Hub as the settlement point, Homer City is exposed to basis risk as described above. In order to mitigate basis risk, Homer City may purchase financial transmission rights and basis swaps in PJM for Homer City. A financial transmission right is a financial instrument that entitles the holder to receive the difference between actual spot prices for two delivery points in exchange for a fixed amount. Accordingly, Homer City's hedging activities include using financial transmission rights alone or in combination with forward contracts and basis swap contracts to manage basis risk.

Coal Price Risk

       The Homer City facilities purchase coal primarily obtained from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at December 31, 2009 for the following three years:

	2010	2011	2012

Amount of Coal Under Contract in Millions of Equivalent Tons[1],[2]	4.6	2.3	1.2

1
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

2
In January 2010, Homer City exercised options under existing contractual agreements for the purchase of 0.3 million tons for 2011, 0.5 million tons for 2012 and 0.5 million tons for 2013. In February 2010, Homer City entered into additional contractual agreements for the purchase of 0.4 million tons for 2011.

       Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, decreased during 2009 from 2008 and increased substantially during 2008 from 2007. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) decreased to a price of $52.50 per ton at December 31, 2009, compared to a price of $76 per ton at January 9, 2009, as reported by the EIA. In 2009, the price of NAPP coal ranged from $43.50 per ton to $76 per ton, as reported by the EIA. The 2009 decrease in NAPP coal prices was due in part to current global economic conditions that have lessened demand for coal, high levels of inventories and fuel switching. In 2008, the price of NAPP coal ranged from $61.75 per ton to $150 per ton, as reported by the EIA. In 2007, the price of NAPP coal fluctuated between $44.00 per ton to $55.25 per ton, which was the price per ton at December 21, 2007, as reported by the EIA.

       Based on Homer City's anticipated coal requirements in 2010 in excess of the amount under contract, Homer City expects that a 10% change in the price of coal at December 31, 2009 would increase or decrease pre-tax income in 2010 by approximately $4 million.

Emission Allowances Price Risk

       The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's implementation of the CAIR, electric generating stations also are required to hold seasonal and annual NOx allowances beginning January 1, 2009. As part of the acquisition of the Homer City facilities, Homer City obtained emission allowance rights that have been or are allocated to these facilities. Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. For further discussion of the CAIR, see "Item 1. Business—Environmental Matters and Regulations—Air Quality—Nitrogen Oxide and Sulfur Dioxide."

       In the event that actual emissions required are greater than allowances held, Homer City is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. Homer City did not make any emission allowance purchases in 2009. The average purchase price of SO2 allowances was $315 per ton in 2008 and $512 per ton in 2007. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOx allowances was $60 per ton and $665 per ton, respectively, at December 31, 2009. Homer City does not anticipate any requirements to purchase emission allowances in 2010.

Credit Risk

       In conducting Homer City's hedging activities, EMMT enters into transactions with utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Homer City would be exposed to the risk of possible loss associated with market price changes occurring since the original contract was executed if the nonperforming counterparty were unable to pay the resulting damages owed to Homer City. Further, Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time a counterparty defaulted.

       To manage credit risk, EMMT evaluates the risk of potential defaults by counterparties. Credit risk is measured as the loss that EMMT would expect to incur if a counterparty failed to perform pursuant to the terms of its contractual obligations. EMMT measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EMMT also takes other appropriate steps to limit or lower credit exposure.

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

       Coal for the Homer City facilities is purchased from suppliers under contracts which may be for multiple years. A number of the coal suppliers to the Homer City facilities do not currently have an investment grade credit rating and, accordingly, Homer City may have limited recourse to collect damages in the event of default by a supplier. Homer City seeks to mitigate this risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers.

       Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 33% of Homer City's operating revenues for the year ended December 31, 2009. Moody's rates PJM's debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.

       For 2009, Constellation Energy Commodities Group, Inc., accounted for 41% of Homer City's operating revenues and consisted of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which has a senior unsecured debt rating of BBB- by S&P and Baa3 by Moody's. At December 31, 2009, EMMT's account receivable due from Constellation was $25 million.

Interest Rate Risk

       Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its subordinated revolving loan with Edison Mission Finance. Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Introduction

       The accounting policies described below are considered critical to obtaining an understanding of Homer City's financial statements because their application requires the use of significant estimates and judgments by management in preparing Homer City's financial statements. Management estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the estimate requires significant assumptions and changes in the estimate or if different estimates that could have been selected had been used could have a material impact on Homer City's results of operations or financial position.

Derivatives

       Nature of Estimates Required.    Management's judgment is required to determine if a transaction meets the definition of a derivative and, if it does, whether the normal sales and purchases exception applies or whether individual transactions qualify for hedge accounting treatment.

       Homer City uses derivative instruments for hedging activities for non-trading purposes. Derivative instruments are mainly utilized by Homer City to manage exposure to changes in electricity and fuel prices and interest rates. Derivative commodity instruments include forward sales transactions entered into on a bilateral basis with third parties, futures contracts, and capacity transactions. Homer City follows authoritative guidance on derivatives and hedging, which requires derivative instruments to be recorded at fair value unless an exception applies. Authoritative guidance also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The remaining gain or loss on the derivative instrument, if any, is recognized currently in earnings.

       Derivative assets include open derivative positions recorded at fair value, including cash flow hedges, that are "in-the-money" and the present value of net amounts receivable from structured transactions. Derivative liabilities include open derivative positions, including cash flow hedges, that are "out-of-the-money." Where Homer City enters into master agreements and other arrangements in conducting hedging activities with a right of setoff in the event of bankruptcy or default by the counterparty, these types of transactions are reported net on the balance sheet.

       Key Assumptions and Approach Used.    Homer City determines the fair value of its derivatives based on forward market prices in active markets adjusted for nonperformance risk. If quoted market prices are not available, internally developed models are used to determine the fair value. When actual market prices, or relevant observable inputs are not available, it is appropriate to use unobservable inputs which reflect management assumptions, including extrapolating limited short-term observable data and developing correlations between liquid and non-liquid trading hubs. In assessing nonperformance risks, Homer City reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance.

       In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. For further information, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 2. Fair Value Measurements."

       Effect if Different Assumptions Used.    As described above, fair value is determined using a combination of market information or observable data and unobservable inputs which reflect management's assumptions. Changes in observable data would impact results. In addition, unobservable inputs could have an impact on results. Fair value for Level 3 derivatives is derived using observable and unobservable inputs. As of December 31, 2009, the fair value of Level 3 derivatives was immaterial.

       For Homer City's derivative instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect Homer City's results of operations. For further sensitivities in Homer City's assumptions used to calculate fair value, see "Results of Operations—Fair Value of Derivative Instruments." For further information on derivative instruments, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 3. Derivative Instruments and Risk Management."

Impairment of Long-Lived Assets

       Nature of Estimates Required.    Homer City evaluates its long-lived assets, including intangible assets, for impairment in accordance with applicable authoritative guidance. The amount of the impairment charges, if applicable, are calculated as the excess of the asset's carrying value over its fair value, which represents the discounted expected future cash flows attributable to the asset or, in the case of assets expected to be sold, at fair value less costs to sell. Authoritative guidance requires that if the undiscounted expected future cash flow from a company's assets or group of assets (without interest charges) is less than its carrying value, asset impairment must be recognized on the financial statements. Homer City evaluates its long-lived assets for impairment whenever indicators of impairment exist or when Homer City commits to sell the asset. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the carrying amount is not recoverable, an impairment charge is recorded.

       Key Assumptions and Approach Used.    The assessment of impairment requires significant management judgment to determine: (1) if an indicator of impairment has occurred, (2) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (3) if an impairment exists, the fair value of the asset or asset group. Factors that Homer City considers important, which could trigger an impairment, include operating losses, projected future operating losses, the financial condition of counterparties, or significant negative industry or economic trends. The determination of fair value requires management to apply judgment in: (1) estimating future prices of energy and capacity in wholesale energy markets and fuel prices that are susceptible to significant change, (2) environmental and maintenance expenditures, and (3) the time period due to the length of the estimated remaining useful lives.

       Effect if Different Assumptions Used.    The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change materially if different estimates and assumptions were used to determine the amounts or timing of future revenues, environmental compliance costs or operating expenditures. If actual results are not consistent with the assumptions used in estimating future cash flows and asset fair values, Homer City may be exposed to additional losses that could be material to Homer City's results of operations.

Merchant Coal-Fired Power Plants

       Weak commodity prices and heightened public policy pressure on coal generation have resulted in continuing uncertainties for merchant coal-fired power plants similar to Homer City's, which may require significant capital and increased operating costs to meet environmental requirements. Management has reviewed long-term cash flow forecasts that included assumptions about future electricity and fuel prices, future capacity payments under the PJM RPM, and future capital expenditure requirements under different scenarios. Assumptions included in the long-term cash flow forecasts included:

•
Observable market prices for electricity and fuel to the extent available and long-term prices developed based on a fundamental price model;

•
Long-term capacity prices based on the assumption that the PJM RPM capacity market would continue consistent with its current structure, with expected increases in revenue as a result of declines in reserve margins beyond the price of the latest auctions; and

•
Multiple plans for compliance with environmental regulations.

       If commodity prices do not increase consistent with the fundamental forecast or if Homer City decides not to install additional environmental control equipment, the forecasted cash flow would be less than expected. If the undiscounted expected cash flow measured at a plant level were less than the net book value of the asset group, an impairment charge would be recognized. The amount of an impairment charge would be calculated as the excess of the net book value of the asset group over its fair value, which generally represents the discounted future cash flows attributable to the asset group.

       Homer City includes allocated acquired emission allowances as part of each power plant asset group. Homer City's unit of account is at the plant level and, accordingly, the closure of one of Homer City's units would not result in an impairment of property, plant and equipment unless such condition were to affect an impairment assessment on the entire plant.

 Accounting for Contingencies, Guarantees and Indemnities

       Nature of Estimates Required.    Homer City records loss contingencies when it determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. When a guarantee or indemnification subject to authoritative guidance is entered into, Homer City records a liability for the estimated fair value of the underlying guarantee or indemnification. Gain contingencies are recognized in the financial statements when they are realized.

       Key Assumptions and Approach Used.    The determination of a reserve for a loss contingency is based on management judgment and estimates with respect to the likely outcome of the matter, including the analysis of different scenarios. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is a reasonable possibility, Homer City may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. Homer City provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. Some guarantees and indemnifications could have a significant financial impact under certain circumstances, and management also considers the probability of such circumstances occurring when estimating the fair value.

       Effect if Different Assumptions Used.    Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenue and expenses recorded on the financial statements. In addition, for guarantees and indemnities actual results may differ from the amounts recorded and disclosed and could have a significant impact on Homer City's financial statements. For a discussion of contingencies, guarantees and indemnities, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Commitments and Contingencies—Guarantees and Indemnities," "—Contingencies" and "Item 1. Business—Environmental Matters and Regulations."

Income Taxes

       Nature of Estimates Required.    As part of the process of preparing its financial statements, Homer City is required to estimate its income taxes for each jurisdiction in which it operates. This process involves estimating actual current period tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Homer City's balance sheet.

       Homer City takes certain tax positions it believes are applied in accordance with the applicable tax laws. However, these tax positions are subject to interpretation by the Internal Revenue Service, state tax authorities and the courts. Homer City determines its uncertain tax positions in accordance with the authoritative guidance.

       Key Assumptions and Approach Used.    Accounting for tax obligations requires management judgment. Management uses judgment in determining whether the evidence indicates it is more likely than not, based solely on the technical merits, that a tax position will be sustained and to determine the amount of tax benefits to be recognized. Judgment is also used in determining the likelihood a tax position will be settled and possible settlement outcomes. In assessing its uncertain tax positions, Homer City considers, among others, the following factors: the facts and circumstances of the position, regulations, rulings, and case law, opinions or views of legal counsel and other advisers, and the experience gained from similar tax positions. Management evaluates uncertain tax positions at the end of each reporting period and makes adjustments when warranted based on changes in fact or law.

       Effect if Different Assumptions Used.    Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenue and expenses recorded in the financial statements. Homer City continues to be under audit or subject to audit for multiple years in various jurisdictions. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. A tax liability has been recorded with respect to tax positions in which the outcome is uncertain and the effect is estimable. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded and the related filing position is no longer subject to review. Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated. For further discussion, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Income Taxes."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Information responding to Item 7A is filed with this report under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

       Homer City's management, under the supervision and with the participation of the partnership's principal executive officer and principal financial officer, has evaluated the effectiveness of Homer City's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period, Homer City's disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

       Homer City's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Exchange Act Rule 13a-15(f), for Homer City. Under the supervision and with the participation of the partnership's principal executive officer and principal financial officer, Homer City's management conducted an evaluation of the effectiveness of Homer City's internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, Homer City's management concluded that Homer City's internal controls over financial reporting were effective as of December 31, 2009.

Internal Control over Financial Reporting

       There were no changes in Homer City's internal controls over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, Homer City's internal controls over financial reporting.

ITEM 9A(T).  CONTROLS AND PROCEDURES

       This annual report does not include an attestation report of Homer City's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Homer City's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Homer City to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION

       None.

EME HOMER CITY GENERATION L.P.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner of EME Homer City Generation, L.P.:

In our opinion, the financial statements listed in the index appearing under Item 8 of the Form 10-K present fairly, in all material respects, the financial position of EME Homer City Generation L.P. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Partnership changed the manner in which it accounts for fair value measurement and disclosure accounting principles as of January 1, 2008.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 1, 2010

EME HOMER CITY GENERATION L.P.

STATEMENTS OF INCOME
(in millions)

	Years Ended December 31,
	2009	2008	2007

Operating Revenues from Marketing Affiliate	$663	$717	$764
Operating Expenses
Fuel	251	270	306
Loss on sale of emission allowances	1	—	1
Plant operations	102	126	119
Depreciation and amortization	63	64	61
Loss on sale of assets	3	—	—
Administrative and general	4	4	4

Total operating expenses	424	464	491

Operating income	239	253	273

Other Income (Expense)
Interest and other income	—	5	8
Interest expense	(128)	(124)	(139)

Total other expense	(128)	(119)	(131)

Income before income taxes	111	134	142
Provision for income taxes	44	49	54

Net Income	$67	$85	$88

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS
(in millions)

	December 31,
	2009	2008

Assets
Current Assets
Cash and cash equivalents	$121	$59
Fuel inventory	58	51
Spare parts inventory	31	28
Derivative assets	81	78
Intangible assets	41	36
Other current assets	10	15

Total current assets	342	267

Property, Plant and Equipment	2,223	2,199
Less accumulated depreciation and amortization	540	476

Net property, plant and equipment	1,683	1,723

Deferred taxes	102	80
Long-term derivative assets	1	54
Restricted deposits	27	37
Long-term intangible assets	5	25

Total Assets	$2,160	$2,186

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$19	$20
Accrued liabilities	7	10
Due to affiliates	60	152
Interest payable	25	27
Interest payable to affiliate	9	7
Derivative liabilities	1	1
Deferred taxes	31	35
Current portion of lease financing	65	57

Total current liabilities	217	309

Long-term debt to affiliate	459	358
Lease financing, net of current portion	1,084	1,150
Benefit plans and other	43	43
Long-term derivative liabilities	—	1

Total Liabilities	1,803	1,861

Commitments and Contingencies (Note 9)
Partners' Equity	357	325

Total Liabilities and Partners' Equity	$2,160	$2,186

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY
(in millions)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity

Balance at December 31, 2006	$136	$1	$137
Net income	88	—	88
Other comprehensive loss	(70)	—	(70)

Balance at December 31, 2007	154	1	155
Net income	85	—	85
Other comprehensive income	85	—	85

Balance at December 31, 2008	324	1	325
Net income	67	—	67
Other comprehensive loss	(35)	—	(35)

Balance at December 31, 2009	$356	$1	$357

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2009	2008	2007

Net Income	$67	$85	$88
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions:
Prior service adjustment, net of tax	—	2	—
Net gain (loss) adjustment, net of tax expense (benefit) of $2, $(4) and $1 for 2009, 2008 and 2007, respectively	3	(7)	2
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $9, $46 and $(85) for 2009, 2008 and 2007, respectively	6	64	(116)
Reclassification adjustments included in net income, net of income tax expense (benefit) of $35, $(18) and $(32) for 2009, 2008 and 2007, respectively	(44)	26	44

Other comprehensive income (loss)	(35)	85	(70)

Comprehensive Income	$32	$170	$18

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2009	2008	2007

Cash Flows From Operating Activities
Net income	$67	$85	$88
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	63	62	62
Deferred taxes	(1)	(4)	(18)
Loss on sale of assets	3	—	—
Loss on sale of emission allowances	1	—	1
Increase in due to/from affiliates	26	(16)	50
Decrease (increase) in inventory	(10)	(23)	16
Decrease (increase) in other current assets	—	(11)	16
Decrease (increase) in intangible assets	15	(12)	(44)
Increase (decrease) in accounts payable and other current liabilities	—	(3)	5
Decrease in interest payable	—	(5)	(33)
Increase (decrease) in other liabilities	2	(2)	(1)
Decrease (increase) in derivative assets and liabilities	(15)	(21)	10

Net cash provided by operating activities	151	50	152

Cash Flows From Financing Activities
Refund of deposit under lease swap agreement	—	—	45
Borrowings on long-term obligation to affiliate	25	—	—
Repayments of long-term obligation to affiliate	(42)	(36)	(118)
Repayments of lease financing	(57)	(53)	(49)

Net cash used in financing activities	(74)	(89)	(122)

Cash Flows From Investing Activities
Capital expenditures	(26)	(44)	(12)
Proceeds from sale of emission allowances	1	—	—
Decrease in restricted deposits	10	—	10

Net cash used in investing activities	(15)	(44)	(2)

Net increase (decrease) in cash and cash equivalents	62	(83)	28
Cash and cash equivalents at beginning of period	59	142	114

Cash and cash equivalents at end of period	$121	$59	$142

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

       On December 7, 2001, Homer City completed a sale-leaseback of the Homer City facilities to third-party lessors for an aggregate purchase price of $1.591 billion, made up of $782 million in cash and assumption of debt (the fair value of which was $809 million). This transaction has been accounted for as a lease financing for accounting purposes.

Basis of Presentation

       The preparation of financial statements in conformity with GAAP requires Homer City to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       Homer City has performed an evaluation of subsequent events through the date the financial statements were issued.

Cash Equivalents

       Cash equivalents include money market funds totaling $40 million and $38 million at December 31, 2009 and 2008, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

Derivative Instruments

       Authoritative guidance on derivatives and hedging establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). Homer City is required to record derivatives on its balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as a normal sale and purchase. All changes in the fair value of derivative instruments are recognized currently in earnings, unless specific hedge criteria are met, which requires that Homer City formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

       The accounting guidance for cash flow hedges provides that the effective portion of gains or losses on derivative instruments designated and qualifying as cash flow hedges be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gains or losses on the derivative instruments, if any, must be recognized currently in earnings. Derivative and hedging accounting policies are discussed further in Note 3—Derivative Instruments and Risk Management.

Impairment of Long-Lived Assets

       Homer City evaluates the impairment of its long-lived assets based on a review of estimated future cash flows expected to be generated whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset exceeds the amount of the expected future cash flows, undiscounted and without interest charges, then an impairment loss is recognized.

Income Taxes

       Homer City has made an election to be taxed as a corporation for federal and California state tax purposes. Homer City is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its indirect parent, Edison Mission Holdings Co. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Homer City will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures in effect since Homer City's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Homer City uses the state tax apportionment factors of the Edison International group. Also, while Homer City is generally subject to separate return limitations for net losses, under the tax-allocation agreement Homer City is permitted to transfer to Edison Mission Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in its intercompany account balances (including the subordinated revolving loan). Homer City also files a separate state income tax return in Pennsylvania. Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $8 million and $85 million at December 31, 2009 and 2008, respectively.

       Homer City accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. At December 31, 2009, Homer City had net federal and state deferred tax assets of $71 million. In assessing the realization of Homer City's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of Homer City's deferred income tax assets depends upon its ability to generate taxable income in the future or utilize losses through a reduction in the loan with Edison Mission Finance. On a quarterly basis, management evaluates the recoverability of its deferred tax assets to ensure there is adequate support for the realization of the deferred tax assets. In the event management were to determine that Homer City would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Because Homer City is expected to realize deferred tax assets through future taxable income or by reduction of intercompany loans, no valuation allowance has been recorded.

       Interest expense and penalties associated with income taxes are reflected in provision for income taxes on the statements of income. For further discussion, see Note 7—Income Taxes.

Intangible Assets

       Intangible assets consist of emission allowances purchased by Homer City. These emission allowances are stated at weighted average cost. Emission allowances do not have a pre-determined contractual term or expiration date. Acquired intangible assets with indefinite lives are not amortized; rather they are tested at least annually for impairment or when events or changes in circumstances indicate that the asset might be impaired. Intangible assets are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows.

Inventory

       Inventory consists of spare parts, coal, fuel oil, and other raw materials and is stated at the lower of weighted average cost or market.

New Accounting Guidance

Accounting Guidance Adopted in 2009

General Principles

       The FASB issued an accounting standard establishing the FASB Accounting Standards Codification (Codification) as the source of authoritative, nongovernmental U.S. GAAP superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Following this action, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates. Two levels of U.S. GAAP will exist: authoritative and non-authoritative. The Codification is not intended to change U.S. GAAP or guidance issued by the U.S. Securities and Exchange Commission. Homer City adopted the Codification effective July 1, 2009.

Subsequent Events

       The FASB issued authoritative guidance that sets forth the period subsequent to the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize these events or transactions; and the disclosures that an entity should make. Homer City adopted this guidance effective April 1, 2009. Homer City also adopted revised disclosure requirements prescribed by an accounting standards update issued in February 2010. The adoption had no impact on Homer City's results of operations, financial position or cash flows.

Fair Value Measurements and Disclosures

       The FASB issued an accounting standards update that provides additional guidance on how companies should measure liabilities at fair value. While reaffirming the existing definition of fair value, the update reintroduced the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. If the quoted price of a liability when traded as an asset includes the effect of a credit enhancement (i.e., a guarantee), this effect should be excluded from the measurement of the liability. Homer City adopted this guidance effective October 1, 2009. The adoption had no impact on Homer City's results of operations, financial position or cash flows.

       The FASB issued authoritative guidance affirming the objective of a fair value measurement, which is to identify the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the measurement date between market participants ("exit price") under current market conditions. This includes guidance on identifying circumstances that indicate when there is no active market or transactions where the price inputs being used represent distressed or forced sales. If either of these conditions exists, this guidance provides additional direction for estimating fair value and requires disclosure of a change in valuation technique (and the related inputs) resulting from the application of this position and to quantify its effects, if practicable. This guidance also requires disclosures on a more disaggregated basis for investments in debt and equity securities measured at fair value. Homer City adopted this guidance effective April 1, 2009. The adoption had no impact on Homer City's results of operations, financial position or cash flows.

       The FASB issued authoritative guidance requiring disclosures about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim reporting periods as well as annual statements. Homer City adopted this guidance effective April 1, 2009. Since this guidance impacted disclosures only, the adoption did not have an impact on Homer City's results of operations, financial position or cash flows.

       Effective January 1, 2009, Homer City adopted authoritative guidance on nonrecurring fair value measurements of nonfinancial assets and liabilities. The adoption had no impact on Homer City's results of operations, financial position or cash flows.

Compensation—Retirement Benefits

       The FASB issued authoritative guidance requiring additional postretirement benefit plan asset disclosures by employers about the major categories of assets, the inputs and valuation techniques used to measure fair value, the level within the fair value hierarchy, the effect of using significant unobservable inputs (Level 3) and significant concentrations of risk. Homer City adopted this guidance effective December 31, 2009. Since this guidance impacted disclosures only, the adoption did not have an impact on Homer City's results of operations, financial position or cash flows.

Derivatives and Hedging

       The FASB issued authoritative guidance requiring additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Homer City adopted this guidance effective January 1, 2009. Since this guidance impacted disclosures only, the adoption did not have an impact on Homer City's results of operations, financial position or cash flows.

Intangibles—Goodwill and Other

       The FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations and other U.S. GAAP. Homer City adopted this guidance effective January 1, 2009. The adoption had no impact on Homer City's results of operations, financial position or cash flows.

Accounting Guidance Not Yet Adopted

Fair Value Measurements and Disclosures

       In January 2010, the FASB issued an accounting standards update that provides for new disclosure requirements related to fair value measurements. New requirements include the separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. In addition, the Level 3 reconciliation of fair value measurements using significant unobservable inputs should include gross rather than net information about purchases, sales, issuances and settlements. The update clarified existing disclosure requirements for the level of disaggregation and inputs and valuations techniques. This guidance is effective January 1, 2010, except for the requirement to provide gross Level 3 activity, which will be effective January 1, 2011. Since the guidance impacts disclosures only, the adoption will have no impact on Homer City's results of operations, financial position or cash flows.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Gains and losses from the sale of assets are recognized at the time of the transaction. Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives:

Plant and equipment under lease financing	33.67 years
Leasehold improvements	Shorter of life of lease or estimated useful life
Emission allowances	33.67 years
Equipment, furniture and fixtures	3 to 7 years
Capitalized leased equipment	5 years

       As part of the acquisition of the Homer City facilities, Homer City acquired emission allowances under the US EPA's Acid Rain Program. Although the emission allowances granted under this program are freely transferable, Homer City intends to use substantially all the emission allowances in the normal course of its business to generate electricity. Accordingly, Homer City has classified emission allowances expected to be used to generate power as part of property, plant and equipment.

Repairs and Maintenance

       Certain major pieces of equipment require repairs and maintenance on a periodic basis. These costs, including major maintenance costs, are expensed as incurred.

Restricted Deposits

       Certain cash balances are restricted to pay amounts required for lease payments and provide collateral. Included in restricted deposits were $20 million and $30 million at December 31, 2009 and 2008, respectively, related to lease payments, and $7 million at each of December 31, 2009 and 2008 for collateral related to an environmental bond. For additional information regarding the lease payments, see Note 9—Commitments and Contingencies—Lease Commitments—Facilities Sale-Leaseback.

Revenue Recognition

       Homer City records revenue and related costs as electricity is generated or services are provided unless the transaction is accounted for as a derivative and does not qualify for the normal sales and purchases exception. Homer City enters into power and fuel hedging and optimization transactions under a contract with EMMT. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, Homer City takes title to the commodities, and assumes the risks and rewards of ownership. Homer City records settlement of non-trading physical forward contracts on a gross basis. Homer City nets the cost of purchased power against related third-party sales in markets. Financial swap and option transactions are settled net and, accordingly, Homer City does not take title to the underlying commodity. Therefore, gains and losses from settlement of financial swaps and options are recorded net in operating revenues in the accompanying income statements. Risks managed include commodity price risk associated with fuel purchases and power sales.

Note 2. Fair Value Measurements

       Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value for a liability should reflect the entity's nonperformance risk. Fair value is determined using a hierarchy to prioritize inputs to valuation models. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:

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

       The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. The majority of derivative contracts used for hedging purposes are based on forward market prices in active markets (PJM West Hub) adjusted for nonperformance risks. EMMT obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades. The majority of the fair value of Homer City's derivative contracts determined in this manner are classified as Level 2.

       Financial transmission rights and over-the-counter derivatives that trade infrequently at illiquid locations are classified as Level 3. For illiquid financial transmission rights, EMMT reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when EMMT concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. In circumstances where EMMT cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EMMT continues to assess valuation methodologies used to determine fair value.

       Derivatives with counterparties that have significant nonperformance risks are classified as Level 3. In assessing nonperformance risks, EMMT reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The fair value of derivative assets nonperformance risk was $1 million at each of December 31, 2009 and 2008.

       Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices (unadjusted) in active markets.

       The following table sets forth Homer City's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy as of December 31, 2009 and 2008:

	As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Netting[2]	Total

Assets at Fair Value
Money market funds[1]	$40	$—	$—	$—	$40
Derivative contracts	—	82	—	—	82
Liabilities at Fair Value
Derivative contracts	$—	$(1)	$—	$—	$(1)

	As of December 31, 2008
(in millions)	Level 1	Level 2	Level 3	Netting[2]	Total

Assets at Fair Value
Money market funds[1]	$38	$—	$—	$—	$38
Derivative contracts	—	131	—	1	132
Liabilities at Fair Value
Derivative contracts	$—	$(1)	$—	$(1)	$(2)

1
Included in cash and cash equivalents on Homer City's balance sheet.

2
Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

       The following table sets forth a summary of changes in the fair value of Homer City's Level 3 derivative contracts, net for the periods ended December 31, 2009 and 2008:

(in millions)	2009	2008

Fair value of derivative contracts, net at beginning of periods	$—	$(2)
Total realized/unrealized gains (losses):
Included in earnings[1]	(2)	36
Included in accumulated other comprehensive income	—	—
Purchases and settlements, net	2	(36)
Transfers in or out of Level 3	—	2

Fair value of derivative contracts, net at December 31	$—	$—

1
Reported in operating revenues on Homer City's statements of income.

       The change in unrealized gains (losses) related to derivative contracts, net held at December 31, 2009 and 2008 for the years ended December 31, 2009 and 2008 was immaterial.

Long-term Obligations

       The carrying amount of Homer City's subordinated loan with an affiliate was $459 million and $358 million at December 31, 2009 and 2008, respectively. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City facilities.

Note 3. Derivative Instruments and Risk Management

       Homer City uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in the prices of electricity, capacity, fuel, emission allowances, and transmission rights. To the extent that Homer City does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily entered into using derivative instruments including:

•
futures contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange or executed bilaterally with counterparties,

•
forward sales transactions entered into on a bilateral basis with third parties, including electric utilities, power marketing companies and financial institutions, and

•
capacity transactions.

       The extent to which Homer City hedges its market price risk depends on several factors. First, Homer City evaluates over-the-counter market prices to determine if forward market prices are sufficiently attractive compared to the risks associated with the fluctuating spot market. Second, Homer City evaluates the sufficiency of EMMT's credit capacity and whether the forward sales markets have sufficient liquidity to enable Homer City to identify appropriate counterparties for hedge transactions. In the case of hedging transactions related to the generation and capacity of the Homer City facilities, credit support is provided by EME.

       Many of the derivative instruments entered into for risk management purposes (also referred to as non-trading purposes) meet the requirements for hedge accounting. However, not all derivative instruments entered into for risk management purposes will qualify for hedge accounting treatment. Furthermore, Homer City utilizes derivative contracts to adjust financial and/or physical positions that reduce costs or increase gross margin. Accordingly, risk management positions may not be designated as cash flow hedges and are thus marked to market through current period earnings (derivatives that are entered into for risk management, but which are not designated as cash flow hedges, are referred to as economic hedges).

       Authoritative guidance on derivatives and hedging affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies from accrual accounting (i.e., revenue recognition based on the settlement of transactions), Homer City records unrealized gains or losses. Homer City classifies unrealized gains and losses from commodity contracts in operating revenues. In addition, the results of derivative activities are recorded in cash flows from operating activities in the statements of cash flows.

       Where Homer City's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Homer City presents its derivative assets and liabilities on a net basis on its balance sheet.

Notional Volumes of Derivative Instruments

       The following table summarizes the notional volumes of derivatives used for hedging activities at December 31, 2009:

Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	3,703	[1]	7,566	[2]
Electricity	Forwards/Futures	Purchases	GWh	—		7,566	[2]
Electricity	Capacity	Sales	MW-Day (in thousands)	—		1	[3]
Electricity	Congestion	Sales	GWh	—		136	[4]
Electricity	Congestion	Purchases	GWh	—		1,576	[4]

1
Includes forward and futures contracts that qualify for hedge accounting.

2
Homer City also entered into transactions that adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. These positions largely offset each other. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

3
Homer City's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM RPM auction is not accounted for as a derivative.

4
Congestion contracts include financial transmission rights, transmission congestion contracts or congestion revenue rights. These positions are similar to a swap, where the buyer is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

Fair Value of Derivative Instruments

       The following table summarizes the gross fair value of commodity derivative instruments for non-trading purposes at December 31, 2009:

	Derivative Assets			Derivative Liabilities
							Net Assets
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal

Cash flow hedges	$87	$—	$87	$8	$—	$8	$79
Economic hedges	26	1	27	25	—	25	2

	$113	$1	$114	$33	$—	$33	$81
Netting	(32)	—	(32)	(32)	—	(32)	—

Total	$81	$1	$82	$1	$—	$1	$81

Income Statement Impact of Derivative Instruments

       The following table provides the activity of accumulated other comprehensive income for the year ended December 31, 2009, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

(in millions)	Cash Flow Hedge Activity[1]	Income Statement Location

Accumulated other comprehensive income derivative gain at December 31, 2008	$130
Effective portion of changes in fair value	15
Reclassification from accumulated other comprehensive income to net income	(79)	Operating revenues

Accumulated other comprehensive income derivative gain at December 31, 2009	$66

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at December 31, 2009 and 2008 were $38 million and $76 million, respectively.

       The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Homer City recorded net gains (losses) of $18 million, $6 million and $(28) million during the years ended December 31, 2009, 2008 and 2007, respectively, representing the amount of cash flow hedge ineffectiveness and is reflected in operating revenues on the statements of income.

       The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the statements of income for the year ended December 31, 2009 is presented below:

(in millions)	Income Statement Location	December 31, 2009

Economic hedges	Operating revenue	$(6)

Commodity Price Risk Management

       Homer City's risk management policy allows for the use of derivative financial instruments through EMMT to limit financial exposure from fluctuations in the prices of electricity, capacity, fuel, emission allowances, and transmission rights for non-trading purposes. Use of these instruments exposes Homer City to commodity price risk, which reflects the potential impact of a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with Homer City's risk management policies, through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. EMMT uses estimates of the variability in gross margin to help identify, measure, monitor and control Homer City's overall market risk exposure and earnings volatility with respect to hedge positions at the Homer City facilities. This measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify changes in risk factors. Variability in gross margin measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers volumetric exposure limits.

Credit Risk

       In conducting Homer City's marketing activities, EMMT enters into transactions with utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Homer City would be exposed to the risk of possible loss associated with market price changes occurring since the original contract was executed if the nonperforming counterparty were unable to pay the resulting damages owed to Homer City. Further, Homer City would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time a counterparty defaulted.

       To manage credit risk, EMMT evaluates the risk of potential defaults by counterparties. Credit risk is measured as the loss that EMMT would expect to incur if a counterparty failed to perform pursuant to the terms of its contractual obligations. EMMT measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EMMT also takes other appropriate steps to limit or lower credit exposure.

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

       Coal for the Homer City facilities is purchased from suppliers under contracts which may be for multiple years. A number of the coal suppliers to the Homer City facilities do not currently have an investment grade credit rating and, accordingly, Homer City may have limited recourse to collect damages in the event of default by a supplier. Homer City seeks to mitigate this risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available.

       Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 33%, 54% and 70% of Homer City's operating revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Moody's rates PJM's debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.

       For the years ended December 31, 2009 and 2008, EMMT made sales to Constellation Energy Commodities Group, Inc. that accounted for 41% and 24%, respectively, of Homer City's operating revenues. Sales to Constellation consisted of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which has a senior unsecured debt rating of BBB- by S&P and Baa3 by Moody's. At December 31, 2009 and 2008, EMMT's account receivable due from Constellation was $25 million and $15 million, respectively. For the year ended December 31, 2007, EMMT made sales to American Electric Power Service Corporation that accounted for approximately 11% of Homer City's operating revenues.

 Note 4. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

(in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Gains (Losses) and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2007	$(14)	$—	$(14)
Change for 2008	90	(5)	85

Balance at December 31, 2008	76	(5)	71
Change for 2009	(38)	3	(35)

Balance at December 31, 2009	$38	$(2)	$36

1
For further detail, see Note 8—Compensation and Benefit Plans.

       Unrealized gains on cash flow hedges, net of tax, at December 31, 2009, consist primarily of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than Homer City's contract prices. As Homer City's hedged positions are realized, $39 million, after tax, of the net unrealized gains on cash flow hedges at December 31, 2009 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through June 30, 2011.

Note 5. Property, Plant and Equipment

       At December 31, 2009 and 2008, property, plant and equipment consisted of the following:

	December 31,
(in millions)	2009	2008

Land	$7	$7
Power plant facilities	3	3
Plant and equipment under lease financing	1,589	1,591
Leasehold improvements	150	127
Emission allowances	434	434
Construction in progress	29	26
Equipment, furniture and fixtures	10	10
Capitalized leased equipment	1	1

	2,223	2,199
Less accumulated depreciation and amortization	540	476

Property, plant and equipment, net	$1,683	$1,723

       As a result of the sale-leaseback transaction on December 7, 2001, a majority of the generating facilities and equipment were classified as power plant and equipment under lease financing. Homer City recorded amortization expense related to the leased facilities of $47 million for all three years ended December 31, 2009, 2008 and 2007. Accumulated amortization related to the leased facilities was $381 million and $335 million at December 31, 2009 and 2008, respectively.

Asset Retirement Obligations

       Authoritative guidance on AROs requires entities to record the fair value of a liability for an ARO in the period in which it is incurred, including a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. When an ARO liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

       Homer City recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

(in millions)	2009	2008	2007

Beginning balance	$3	$6	$6
Liabilities incurred during the period	2	—	—
Accretion expense	—	—	—
Change in estimates	—	(3)	—

Ending balance	$5	$3	$6

Note 6. Long-Term Debt

       Homer City entered into a subordinated revolving loan agreement during 1999 with Edison Mission Finance Co. This loan agreement bears interest at a fixed rate of 8.0% on outstanding amounts and terminates on March 18, 2014. On December 8, 2003, Homer City amended and restated the loan agreement with Edison Mission Finance and issued a note evidencing its repayment obligations under the loan agreement. The amended and restated loan agreement had no effect on the financial terms of the agreement. Homer City owed approximately $459 million and $358 million under the loan agreement at December 31, 2009 and 2008, respectively. Homer City is restricted under the participation agreements entered into as a part of the sale-leaseback transaction from making any payments under this facility unless specified conditions are met. Homer City incurred interest costs related to its affiliate debt of $36 million, $29 million and $38 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 7. Income Taxes

       Income tax provision includes the current tax provision from operating income and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax asset were:

	December 31,
(in millions)	2009	2008

Deferred tax assets
Property, plant and equipment – basis differences	$114	$88
Accrued expenses and liabilities	6	5
State taxes	3	3
Other	1	1

Total	124	97
Deferred tax liabilities
Lease financing	$21	$1
Derivative instruments	32	51

Total	53	52

Deferred tax asset, net	$71	$45

Classification of accumulated deferred income taxes:
Included in non-current assets	$102	$80
Included in current liabilities	$31	$35

       The provision for income taxes is comprised of the following:

	Years Ended December 31,
(in millions)	2009	2008	2007

Current
Federal	$32	$43	$56
State	14	12	19

Total current	46	55	75

Deferred
Federal	$1	$(3)	$(18)
State	(3)	(3)	(3)

Total deferred	(2)	(6)	(21)

Provision for income taxes	$44	$49	$54

       Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
(in millions)	2009	2008	2007

Provision for federal income taxes at statutory rate	$39	$47	$50
Increase (decrease) in taxes from:
State tax, net of federal benefit	6	5	10
Other	(1)	(3)	(3)
Changes in uncertain tax positions	—	—	(3)

Total provision for income taxes	$44	$49	$54

Effective tax rate	40%	37%	38%

Accounting for Uncertainty in Income Taxes

       Homer City had no unrecognized tax benefits at December 31, 2009, 2008 and 2007. During 2007, unrecognized tax benefits were reduced by $2 million related to tax positions taken during a prior year and reduced by $2 million related to settlements during 2007. The total amount of accrued interest and penalties was none and $0.4 million as of December 31, 2009 and 2008, respectively. The total amount of interest and penalties recognized in income tax expense was not material for each of 2009, 2008 and 2007.

       Homer City is included in the federal consolidated income tax return filed by Edison International. In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. As a result, state tax years for the same periods are now open pending review by state taxing authorities of agreed final federal adjustments. The settlement includes the resolution of issues pertaining to Homer City which were timing in nature. During the second quarter of 2009, Homer City recorded an income tax benefit of $0.3 million due to the settlement and related estimated impact of interest and state income taxes. The amount recorded is subject to change based on the final determination of interest and state taxes and items affected under the tax-allocation agreement. During 2008, the Internal Revenue Service commenced an examination of Edison International's consolidated federal income tax return for the tax years 2003 through 2006.

       On March 31, 2006, Homer City entered into an amendment of its tax-allocation agreement with Edison Mission Holdings to provide for the option, at Homer City's discretion, to settle federal and state income tax liabilities under the tax-allocation agreement through an increase in indebtedness under the subordinated revolving loan agreement with Edison Mission Finance. In 2009 and 2008, pursuant to this amendment, Homer City elected this option to settle $118 million and $42 million, respectively, of intercompany tax liabilities through a loan under the subordinated revolving loan agreement with Edison Mission Finance.

Note 8. Compensation and Benefit Plans

       Employees of Homer City are eligible for various benefit plans of Edison International.

Employee Savings Plan

       A 401(k) plan is maintained to supplement eligible employees' retirement income. Homer City matches 100% of non-union employee contributions up to 6% of such employees' base annual compensation. Homer City also matches 70% of contributions made by union employees, up to 4% of base annual compensation. Employer contributions vest 20% per year. Contribution expense was approximately $1 million for each year ended December 31, 2009, 2008 and 2007.

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

       Homer City maintains a pension plan specifically for the benefit of its union employees. A portion of Homer City's non-union employees participate in the Edison International pension plan. Eligibility depends on a number of factors, including the employee's hire date. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The Edison International plan has a cash balance feature. The expected contributions (all by employer) for the plans are approximately $2 million for the year ended December 31, 2010.

       Volatile market conditions have affected the value of the trusts established to fund its future long-term pension benefits. The market value of the investments (reflecting investment returns, contributions and benefit payments) within the plan trusts declined significantly during 2008. This reduction in the value of plan assets will result in increased future expense and increased future contributions. Improved market conditions in 2009 partially offset the impacts of the 2008 market conditions. The Pension Protection Act of 2006 establishes new minimum funding standards and restricts plans underfunded by more than 20% from providing lump sum distributions and adopting amendments that increase plan liabilities.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
(in millions)	2009	2008

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$27	$25
Service cost	1	1
Interest cost	2	2
Actuarial gain	—	(1)

Projected benefit obligation at end of year	$30	$27

Change in plan assets
Fair value of plan assets at beginning of year	$15	$19
Actual return (loss) on plan assets	3	(6)
Employer contributions	1	2

Fair value of plan assets at end of year	$19	$15

Funded status at end of year	$(11)	$(12)

Amounts recognized in balance sheets:
Long-term liabilities	$(11)	$(12)
Amounts recognized in accumulated other comprehensive income:
Net loss	$2	$5
Accumulated benefit obligation at end of year	$26	$23
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$30	$27
Accumulated benefit obligation	26	23
Fair value of plan assets	19	15
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	6.0%	6.25%
Rate of compensation increase	5.0%	5.0%

Expense components and other amounts recognized in other comprehensive (income) loss

       Expense components:

	Years Ended December 31,
(in millions)	2009	2008	2007

Service cost	$1	$1	$2
Interest cost	2	2	1
Expected return on plan assets	(1)	(2)	(1)

Total expense	$2	$1	$2

       Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
(in millions)	2009	2008

Net (gain) loss	$(3)	$5

Total in other comprehensive (income) loss	$(3)	$5

Total in expense and other comprehensive (income) loss	$(1)	$6

       The estimated amortization amounts expected to be reclassified from other comprehensive (income) loss for 2010 are immaterial.

       The following are weighted-average assumptions used to determine expense:

	Years Ended December 31,
	2009	2008	2007

Weighted-average assumptions:
Discount rate	6.25%	6.25%	5.75%
Rate of compensation increase	5.0%	5.0%	4.5% to 5.0%
Expected long-term return on plan assets	7.5%	7.5%	7.5%

       The following are benefit payments, which reflect expected future service, expected to be paid:

Years Ending December 31, (in millions)

2010	$1
2011	2
2012	2
2013	2
2014	2
2015-2019	13

Postretirement Benefits Other Than Pensions

       Homer City's non-union employees retiring at or after age 55 with at least ten years of service may be eligible for postretirement medical, dental, and vision coverage. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's hire date. The expected contributions (all by the employer) for the postretirement benefits other than pensions are $0.7 million for the year ended December 31, 2010.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
(in millions)	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$27	$25
Service cost	1	1
Interest cost	2	1
Actuarial (gain) loss	(2)	3
Amendments	—	(2)
Benefits paid	(1)	(1)

Benefit obligation at end of year	$27	$27

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1	1
Benefits paid	(1)	(1)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(27)	$(27)

Amounts recognized in balance sheets:
Long-term liabilities	$(27)	$(27)
Amounts recognized in accumulated other comprehensive income:
Prior service credit	$(2)	$(2)
Net loss	3	5
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	6.0%	6.25%
Assumed health care cost trend rates:
Rate assumed for following year	8.25%	8.75%
Ultimate rate	5.5%	5.5%
Year ultimate rate reached	2016	2016

Expense components and other amounts recognized in other comprehensive (income) loss

       Expense components:

	Years Ended December 31,
(in millions)	2009	2008	2007

Service cost	$1	$1	$1
Interest cost	1	1	1

Total expense	$2	$2	$2

       Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
(in millions)	2009	2008

Net (gain) loss	$(2)	$6
Prior service credit	—	(3)

Total in other comprehensive (income) loss	$(2)	$3

Total in expense and other comprehensive (income) loss	$—	$5

       The estimated amortization amounts expected to be reclassified from other comprehensive (income) loss for 2010 are $0.2 million for net loss and $(0.4) million for prior service credit.

       The following are weighted-average assumptions used to determine expense:

	Years Ended December 31,
	2009	2008	2007

Weighted-average assumptions used to determine expense:
Discount rate	6.25%	6.25%	5.75%
Assumed health care cost trend rates:
Current year	8.75%	9.25%	9.25%
Ultimate rate	5.5%	5.0%	5.0%
Year ultimate rate reached	2016	2015	2015

       Increasing the health care cost trend rate by one percentage point would increase the accumulated benefit obligation as of December 31, 2009, by $4 million and annual aggregate service and interest costs by $0.3 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated benefit obligation as of December 31, 2009, by $3 million and annual aggregate service and interest costs by $0.3 million.

       The following benefit payments are expected to be paid:

Years Ending December 31, (in millions)	Before Subsidy[1]	Net

2010	$1	$1
2011	1	1
2012	1	1
2013	1	1
2014	2	2
2015-2019	9	9

1
Medicare Part D prescription drug benefits.

Discount Rate

       The discount rate enables Homer City to state expected future cash flows at a present value on the measurement date. Homer City selects its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows, matching the timing and amount of expected benefit payments. Two corporate yield curves were considered, Citigroup and AON.

Plan Assets

Description of Pension and Postretirement Benefits Other Than Pensions Investment Strategies

       The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. In 2009, the trusts' investment committee approved changes in target asset allocations. Target allocations for pension plan assets are 34% for United States equities, 17% for non-United States equities, 9% for alternative investments, and 40% for fixed income. Homer City employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles, and securities. Plan, asset class and individual manager performance are measured against targets. Homer City also monitors the stability of its investments managers' organizations.

       Allowable investment types include:

•
United States Equities: Common and preferred stocks of large, medium, and small companies which are predominantly United States-based.

•
Non-United States Equities: Equity securities issued by companies domiciled outside the United States and in depository receipts which represent ownership of securities of non-United States companies.

•
Alternative Investments:

  •
  Private Equities: Limited partnerships that invest in non-publicly traded entities. The pension target allocations are 6%.

  •
  Hedge Funds: Funds that have target return and risk characteristics that are diversified among global equity, fixed income and currency markets. There is no systematic exposure to any market, and investments are made in liquid instruments according to relative opportunities within and across markets. The pension target allocation is 3%.

•
Fixed Income: Fixed income securities issued or guaranteed by the United States government, non-United States governments, government agencies and instrumentalities including municipal bonds, mortgage backed securities and corporate debt obligations. A small portion of the fixed income position may be held in debt securities that are below investment grade.

       Asset class portfolio weights are permitted to range within plus or minus 3%. Where approved by the fiduciary investment committee, futures contracts are used for portfolio rebalancing and to reallocate portfolio cash positions. Where authorized, a few of the plans' investment managers employ limited use of derivatives, including futures contracts, options, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage the plans or any portfolios.

Determination of the Expected Long-Term Rate of Return on Assets

       The overall expected long-term rate of return on assets assumption is based on the long-term target asset allocation for plan assets and capital markets return forecasts for asset classes employed.

Capital Markets Return Forecasts

       Capital markets return forecasts are based on long-term strategic planning assumptions from an independent firm which uses its research, modeling and judgment to forecast rates of return for global asset classes. In addition, a separate analysis of expected returns is conducted. The estimated total return for fixed income is based on historic long-term United States government bonds data. The estimated total return for intermediate United States government bonds is based on historic and projected data. The estimated rate of return for United States and non-United States equity includes a 3% premium over the estimated total return for intermediate United States government bonds. The rate of return for private equity and hedge funds is estimated to be a 3% premium over public equity, reflecting a premium for higher volatility and illiquidity.

Fair Value of Plan Assets

       The plan assets for Homer City pension are included in the Southern California Edison Company Retirement Plan Trust (Master Trust) assets which include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. Common/collective funds are valued at the net asset value (NAV) of shares held. Although common/collective funds are determined by observable prices, they are classified as Level 2 because they trade in markets that are less active and transparent. The fair value of the underlying investments in equity mutual funds and equity common/collective funds are based upon stock-exchange prices. The fair value of the underlying investments in fixed-income common/collective funds, fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Future contracts trade on an exchange and therefore classified as Level 1. One of the partnerships is classified as Level 2 since this investment can be readily redeemed at NAV and the underlying investments are liquid publicly traded fixed-income securities which have observable prices. The remaining partnerships/joint ventures are classified as Level 3 because fair value is determined primarily based upon management estimates of future cash flows. Other investment entities are valued similarly to common collective funds and are, therefore, classified as Level 2. Substantially all of the registered investment companies are either mutual or money market funds and are, therefore, classified as Level 1 for the reasons noted previously. The remaining fund in this category is readily redeemable at NAV, classified as Level 2, and discussed further in footnote 7 of the following pension master trust table.

Pension Plan

       The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2009 by asset class and level within the fair value hierarchy:

	As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total

Corporate stocks[1]	$678	$—	$—	$678
Common/collective funds[2]	—	612	—	612
Corporate bonds[3]	—	469	—	469
U.S. government and agency securities[4]	104	352	—	456
Partnerships/joint ventures[5]	—	101	240	341
Other investment entities[6]	—	135	—	135
Registered investment companies[7]	73	58	—	131
Interest-bearing cash	5	—	—	5
Foreign exchange contracts	—	6	—	6
Other	—	7	—	7

Total	$860	$1,740	$240	$2,840

Receivables and payables, net				17

Master Trust net plan assets available for benefits				2,857

Homer City's share of pension Master Trust net plan assets				$19

[1]	Corporate stocks are diversified. Performance is primarily benchmarked against the Russell Indexes (61%) and Morgan Stanley Capital International (MSCI) indexes (39%).
[2]
At December 31, 2009, 69% of the common/collective funds' assets were invested in equity index funds that seek to track performance of the Standard and Poor's (S&P 500) Index (33%), Russell 200 and Russell 1000 (26%) and the Morgan Stanley Capital International Europe, Australasia and Far East (EAFE) Index (10%). A non-index fund representing 20% of this category as of December 31, 2009, invests in equity securities the Trustee believes are undervalued. Another fund representing the remaining 7% of this category is a global hedge fund that invests in short-term fixed income securities and seeks to exceed the performance of the Citigroup One-Month U.S. Treasury Bill Index.
[3]
Corporate bonds are diversified. At December 31, 2009, this category includes $52 million for collateralized mortgage obligations and other asset backed securities of which $12 million are below investment grade.
[4]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relate to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

[5]	Partnership/joint venture Level 2 consists of a partnership which invests in publicly traded fixed income securities, primarily from the banking and finance industry and U.S. government agencies. Approximately 60% of the Level 3 partnerships are invested in asset backed securities including distressed mortgages. The remaining Level 3 partnerships are invested in several small private equity and venture capital funds. Investment strategies for these funds include branded consumer products, early stage technology, California geographic focus, and diversified U.S. and non-U.S. fund-of-funds.
[6]
At December 31, 2009, 64% of the other investment entity balance is invested in emerging market equity securities. About 17% of the assets in this category are invested in domestic mortgage backed securities. Most of the remaining funds invest in below grade fixed-income securities including foreign issuers.
[7]
At December 31, 2009, Level 1 registered investment companies consists of a global equity fund which seeks to outperform the Morgan Stanley Capital International Inc. World Total Return Index. Level 2 of this category is a hedge fund that invests through liquid instruments in a global diversified portfolio of equity, fixed income, interest rate, foreign currency and commodities.

       At December 31, 2009, approximately 67% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.

       The following table sets forth a summary of changes in the fair value of Level 3 investments for the year ended December 31, 2009:

(in millions)	2009

Fair value, net at January 1, 2009	$111
Actual return on plan assets:
Relating to assets still held at end of period	34
Relating to assets sold during the period	6
Purchases and dispositions, net	89
Transfers in or out of Level 3	—

Fair value, net at December 31, 2009	$240

Note 9. Commitments and Contingencies

Lease Commitments

       Homer City had operating leases in place relating mainly to tractors and trucks. Homer City also has a lease financing with respect to its facilities, which is described in more detail below. At December 31, 2009, the future minimum payments over the next five years were as follows:

Years Ending December 31, (in millions)	Operating Leases	Lease Financing

2010	$1	$155
2011	—	160
2012	—	160
2013	—	149
2014	—	138
Thereafter	—	1,367

Total future commitments	$1	$2,129

Amount representing interest		980

Net commitments		$1,149

       Operating lease expense amounted to $1 million, $2 million and $2 million in 2009, 2008 and 2007, respectively.

Facilities Sale-Leaseback

       On December 7, 2001, Homer City completed the sale-leaseback of its Homer City facilities to third-party lessors for an aggregate purchase price of $1.591 billion, comprised of $782 million in cash and assumption of debt (the fair value of which was $809 million). The leases Homer City entered into as part of this transaction are referred to as facility leases. The transaction has been accounted for as a lease financing for accounting purposes, which means that Homer City reflects the Homer City facilities as an asset on its balance sheet, although Homer City has no legal ownership, and records the net present value of the future minimum lease payments as lease debt. Under the terms of the 33.67 year leases, Homer City is obligated to make semi-annual lease payments on each April 1 and October 1. The gain on the sale of the Homer City facilities has been deferred and is being amortized over the term of the lease.

       Under the participation agreements entered into as part of the sale-leaseback transaction, Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, Homer City's liquidity is substantially based on its ability to generate cash flow from operations. If Homer City is unable to generate cash flow from operations necessary to meet its obligations, Homer City will have limited ability to obtain additional capital unless its partners provide additional funding, which they are under no legal obligation to do.

       The rent payments that Homer City owes under the sale-leaseback transaction are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds, while the equity rent is paid to the owner lessors. If Homer City does not meet specified debt service coverage ratios while the lease debt is outstanding, it will not pay the equity portion of the rent to the owner lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

       In order to pay the equity portion of the rent, Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1, subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2009, the senior rent service coverage ratio was 2.96 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. If all accrued rent, including both the senior portion and the equity portion of the rent, has been paid and all other required conditions have been met, amounts remaining in the distribution account will be available for distribution to the partners in Homer City or available to prepay principal under the intercompany loan agreement with Edison Mission Finance, subject to certain restrictions in the sale-leaseback documentation, including restrictions on distributions.

       Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. Homer City had $20 million and $30 million included in restricted deposits at December 31, 2009 and 2008, respectively, related to these reserve accounts.

Termination of Lease Swap Agreement

       In connection with the sale-leaseback transaction, Homer City had entered into a swap agreement with a bank in order to more effectively match its cash flow, which generally is higher during the summer months when energy prices are higher, with its lease payments. On March 30, 2007, Homer City terminated the lease swap agreement and received a refund of the net deposit and the accrued interest totaling $46 million.

Other Commitments

Capital Improvements

       At December 31, 2009, Homer City had firm commitments to spend approximately $13 million on capital expenditures in 2010 primarily related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components and main power transformer replacement. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

       At December 31, 2009, Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require Homer City to purchase a minimum quantity over the term of the contracts, with an option at Homer City's discretion to purchase additional amounts as stated in the agreements. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are estimated to be $479 million in the next three years summarized as follows: $261 million in 2010, $140 million in 2011, and $78 million in 2012.

       In January and February 2010, Homer City entered into additional contractual agreements for the purchase of coal. These commitments are estimated to be $46 million in 2011, $33 million in 2012 and $33 million in 2013.

Coal Transportation Agreements

       During September 2009, Homer City entered into a contract for the transport of coal by rail to its facilities for 2010 and 2011. At December 31, 2009, based on the contract provisions which consist of minimum quantities, these commitments are estimated to aggregate $26 million, summarized as follows: $14 million in 2010 and $12 million in 2011.

Coal Cleaning Agreement

       Effective January 1, 2006, Homer City entered into a coal cleaning agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by Homer City. The agreement expires on December 31, 2010. Based on the contract provisions, the minimum commitments are estimated to be $6 million in 2010.

Other Contractual Obligations

       At December 31, 2009, Homer City had contractual commitments for the purchase of limestone, ammonia and materials used while operating environmental controls equipment. The minimum commitments under these contracts are estimated to be $35 million in the next four years summarized as follows: $13 million in 2010, $12 million in 2011, $5 million in 2012, and $5 million in 2013.

Interconnection Agreement

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

Guarantees and Indemnities

Tax Indemnity Agreements

       In connection with the sale-leaseback transaction related to the Homer City facilities, Homer City and its indirect parent, EME, entered into tax indemnity agreements. Under these tax indemnity agreements, Homer City and EME agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of the obligations under these tax indemnity agreements, Homer City cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Homer City has not recorded a liability related to these indemnities.

Environmental Indemnity Related to the Homer City Facilities

       In connection with the acquisition of the Homer City facilities, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed the obligations of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City facilities, Homer City agreed to indemnify the lessors for specified environmental liabilities. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. For a discussion of the NOV received by Homer City and associated indemnity claims, see "—Contingencies—New Source Review Notice of Violation." Homer City has not recorded a liability related to this indemnity.

Contingencies

New Source Review Notice of Violation

       On June 12, 2008, Homer City received an NOV from the US EPA alleging that, beginning in 1988, Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the CAA. The US EPA also alleges that Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. On June 30, 2009 and January 2, 2010, the US EPA issued requests for information to Homer City under Section 114 of the CAA. Homer City is working on a response to the requests. Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the United States Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. Homer City cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

       Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting a portion of defense costs related to the claims.

       Homer City notified the sale-leaseback owner participants of the Homer City facilities of the NOV under the operative indemnity provisions of the sale-leaseback documents. The owner participants of the Homer City facilities, in turn, have sought indemnification and defense from Homer City for costs and liabilities associated with the Homer City NOV. Homer City responded by undertaking the indemnity obligation and defense of the claims.

Ash Disposal Site

       Homer City's ash disposal site is a permitted Class I Residual Waste Landfill, the most stringently regulated of the three categories of residual waste landfills authorized by the regulations of the PADEP. Homer City's permit allows it to dispose of coal combustion by-products, including fly ash, bottom ash, pyrites, gypsum, and miscellaneous plant wastes at the landfill. The wastes are deposited in compacted layers within lifts, or sections. Each lift where coal ash is disposed must be capped and covered when it reaches final grade. Homer City must also monitor groundwater quality at and adjacent to the ash disposal site through a network of monitoring wells and report the results to the PADEP on a periodic basis. In the event that a disposal facility's groundwater monitoring identifies degradation in any of its wells, the PADEP's regulations require the facility to first confirm the existence and nature of the degradation by conducting a groundwater assessment. If the assessment confirms groundwater degradation in excess of the applicable regulatory standards, the facility is then required to prepare and implement an abatement plan that could include measures such as installing a liner in a previously unlined area. To date, no degradation has been found in the groundwater monitoring system at Homer City that would require the development of an assessment or abatement plan. Homer City also provides financial assurance in the form of a surety bond to guarantee its closure and post-closure obligations at the landfill. The estimated closure date is 2018. Based on the remaining capacity of the landfill and the estimated material requiring future disposal, Homer City has begun permitting additional areas for expansion of the landfill. Management does not believe that the costs of maintaining and closing the ash disposal site will have a material impact on Homer City's financial statements.

Insurance

       Homer City maintains insurance policies that it believes are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1.6 billion. Under the terms of the participation agreements entered into as part of Homer City's sale-leaseback transaction,

Homer City is required to maintain specified minimum insurance coverages with insurers having specific minimum ratings if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. In addition, some of the insurers providing Homer City's insurance do not meet the minimum ratings required under the participation agreements. Due to the current market environment, the minimum insurance coverage and rating are not commercially available at reasonable prices. Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance through June 1, 2010.

       Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are consistent with the requirements of the participation agreements. However, some insurers providing general liability coverage do not meet the minimum ratings requirements under the participation agreements. The waiver obtained permits Homer City to retain these insurers for all of its insurance coverages.

Environmental Developments

Environmental Issues and Capital Resource Limitations

       Homer City operates SCR equipment on all three units to reduce NOx emissions, operates FGD equipment on Unit 3 to reduce SO2 emissions, and uses coal-cleaning equipment on site to reduce the ash and sulfur content of raw coal to meet both combustion and environmental requirements. Homer City may be required to install additional environmental equipment on Unit 1 and Unit 2 to comply with environmental regulations under the CAIR and Pennsylvania mercury regulations. Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction could affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Homer City will have limited ability to obtain additional outside capital for such projects without amending its lease and related agreements. EME is under no contractual or other obligation to provide funding to Homer City.

Greenhouse Gas Regulation Developments

       The nature of future environmental regulation and legislation will have a substantial impact on Homer City. Homer City believes that resolution of current uncertainties about the future, through well-balanced and appropriately flexible regulation and legislation, is needed to support the necessary evolution of the electric industry into using cleaner, more efficient infrastructure and to attract the capital ultimately needed for this effort. Legislative, regulatory, and legal developments related to potential controls over GHG emissions in the United States are ongoing. Actions to limit or reduce GHG emissions could significantly increase the cost of generating electricity from fossil fuels. Homer City may not be able to recover these costs through market prices for electricity.

 Note 10. Related-Party Transactions

EMMT Agreements

       Homer City has entered into a master purchase, sale and services agreement with EMMT, pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) electric energy and capacity; (ii) fuel oil; and (iii) emission allowances. Homer City compensates EMMT with respect to these transactions and reimburses EMMT for brokers fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing. The net fees earned by EMMT were $1 million for each of the years ended December 31, 2009, 2008 and 2007. EMMT prepays in full for the following month's expected power generation. As a result of the accelerated payments, Homer City had payables due to EMMT of $50 million and $65 million at December 31, 2009 and 2008, respectively.

       Homer City entered into several transactions through EMMT for the purchase or sale of SO2 and NOx allowances. All transactions were completed at market price on the date of the transaction. Homer City received (paid) $1 million, $(33) million and $(74) million during 2009, 2008 and 2007, respectively, for net sales (purchases) of SO2 and NOx allowances.

Affiliate Financing

       Homer City obtained financing from Edison Mission Finance in connection with its acquisition of the Homer City facilities. For further discussion, see Note 6—Long-Term Debt.

Services Agreements with EME and Edison International

       Certain administrative services such as payroll, employee benefit programs, insurance, and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. Homer City believes the allocation methodologies are reasonable. Homer City made reimbursements for the cost of these programs and other services totaling $9 million for the year ended December 31, 2009 and $8 million for each of the years ended December 31, 2008 and 2007. Homer City had a net payable of $2 million and $1 million at December 31, 2009 and 2008, respectively, related to these agreements.

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

Management and Administration Agreement with Midwest Generation EME, LLC

       Homer City and Midwest Generation EME entered into a management and administration agreement pursuant to which Midwest Generation EME charges Homer City for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2009, 2008 and 2007 were $2 million, $3 million and $2 million, respectively. Homer City had a payable of $0.3 million and $0.1 million at December 31, 2009 and 2008, respectively, due to Midwest Generation EME related to this agreement.

Note 11. Supplemental Cash Flows Information

	Years Ended December 31,
(in millions)	2009	2008	2007

Cash paid
Interest	$127	$130	$172
Income taxes	9	22	4
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with affiliate	$118	$42	$—

Note 12. Quarterly Financial Data (unaudited)

(in millions)	First	Second	Third	Fourth	Total

2009
Operating revenues	$165	$161	$170	$167	$663
Operating income	49	60	66	64	239
Provision for income taxes	7	10	14	13	44
Net income	11	18	20	18	67
2008
Operating revenues	$185	$127	$236	$169	$717
Operating income	67	1	119	66	253
Provision for income taxes	14	(12)	36	11	49
Net income	22	(18)	55	26	85

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

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

       The following table sets forth the aggregate fees billed to Homer City for the fiscal years ended December 31, 2009 and December 31, 2008, by PricewaterhouseCoopers LLP:

	EME Homer City Generation L.P.
($000)	2009	2008

Audit fees	$400	$407
Audit related fees	—	—
Tax fee	—	—
All other fees	—	—

       The Edison International Audit Committee reviews with management and pre-approves all audit services to be performed by the independent accountants and all non-audit services that are not prohibited and that require pre-approval under the Securities Exchange Act. The Edison International Audit Committee's pre-approval responsibilities may be delegated to one or more Edison International Audit Committee members, provided that such delegate(s) presents any pre-approval decisions to the Edison International Audit Committee at its next meeting. The Committee has delegated such pre-approval responsibilities to the Committee Chair. The independent auditors must assure that all audit and non-audit services provided to Homer City have been approved by the Edison International Audit Committee.

       During the fiscal year ended December 31, 2009, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

       The following documents have been filed as part of this report or, where noted, incorporated by reference:

       (a)  (1) List of Financial Statements

       See Index to Financial Statements at Item 8 of this report.

              (2) List of Financial Statement Schedules

       Schedules have been omitted because they are not applicable or because the required information is included on the financial statements or notes thereto.

              (3) List of Exhibits

       The exhibit list below is incorporated herein by reference as the list of exhibits required as part of this report.

       The agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

       Homer City acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

Exhibit No.	Description

3.1	Amended and Restated Agreement of Limited Partnership of EME Homer City Generation L.P., dated as of December 7, 2001, incorporated by reference to Exhibit 3.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.1	First Amended and Restated Indenture, dated as of December 7, 2001 among Homer City Funding LLC and The Bank of New York, as successor trustee to United States Trust Company of New York, incorporated by reference to Exhibit 4.1.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.1.1	Form of 8.137% Senior Secured Bond due 2019 (included in Exhibit 4.1.1), incorporated by reference to Exhibit 4.1.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.

Exhibit No.	Description

4.1.2	Form of 8.734% Senior Secured Bond due 2026 (included in Exhibit 4.1.1), incorporated by reference to Exhibit 4.1.3 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.1.3	Assumption Agreement, dated as of December 7, 2001, among EME Homer City Generation, L.P., Homer City OL1 LLC, Homer City OL2 LLC, Homer City OL3 LLC, Homer City OL4 LLC, Homer City OL5 LLC, Homer City OL6 LLC, Homer City OL7 LLC, Homer City OL8 LLC, Homer City Funding LLC and The Bank of New York as successor to United States Trust Company of New York, incorporated by reference to Exhibit 4.1.4 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.2	Indenture of Trust and Security Agreement, dated as of December 7, 2001, between Homer City OL1 LLC, The Bank of New York, as Lease Indenture Trustee and Security Agent, incorporated by reference to Exhibit 4.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.2.1	Schedule identifying substantially identical agreements to Indenture of Trust and Security Agreement constituting Exhibit 4.2 hereto, incorporated by reference to Exhibit 4.2.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.2.2	Form of Initial Lessor Note (included in Exhibit 4.2), incorporated by reference to Exhibit 4.2.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.3	Facility Lease Agreement, dated as of December 7, 2001, between Homer City OL1 LLC and EME Homer City Generation L.P., incorporated by reference to Exhibit 4.3 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.3.1	Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 4.3 hereto, incorporated by reference to Exhibit 4.3.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.4	Participation Agreement, dated as of December 7, 2001, among EME Homer City Generation L.P., Homer City OL1 LLC, as Facility Lessor and Ground Lessee, Wells Fargo Bank Northwest National Association, General Electric Capital Corporation, The Bank of New York as the Security Agent, The Bank of New York as Lease Indenture Trustee, Homer City Funding LLC and The Bank of New York as Bondholder Trustee, incorporated by reference to Exhibit 4.4 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.4.1	Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.4 hereto, incorporated by reference to Exhibit 4.4.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.4.2	Appendix A (Definitions) to the Participation Agreement constituting Exhibit 4.4 hereto, incorporated by reference to Exhibit 4.4.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2004.
4.5	Owner Lessor Subordination Agreement, dated as of December 7, 2001, by and among Homer City OL1 LLC as the Owner Lessor, General Electric Capital Corporation as the Owner Participant and The Bank of New York, as the Lease Indenture Trustee, incorporated by reference to Exhibit 4.5 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.5.1	Schedule identifying substantially identical agreements to Owner Lessor Subordination Agreement constituting Exhibit 4.5 hereto, incorporated by reference to Exhibit 4.5.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.

Exhibit No.	Description

4.6	Lease Subordination Agreement, dated as of December 7, 2001, by and among Homer City OL1 LLC, as the Owner Lessor, GE Capital Corporation as the Owner Participant, EME Homer City Generation L.P. as Facility Lessee and The Bank of New York as Security Agent, incorporated by reference to Exhibit 4.6 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.6.1	Schedule identifying substantially identical agreements to Lease Subordination Agreement constituting Exhibit 4.6 hereto, incorporated by reference to Exhibit 4.6.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.7	Pledge and Collateral Agreement made by Edison Mission Holdings Co. in favor of The Bank of New York, as successor to United States Trust Company of New York, as Collateral Agent, dated as of December 7, 2001, incorporated by reference to Exhibit 4.7 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.8	Assumption and Release Agreement, dated as of December 7, 2001, among Edison Mission Holdings Co., Edison Mission Finance Co., EME Homer City Generation L.P. and The Bank of New York (as successor in interest to United States Trust Company of New York), as Bondholder Trustee and Collateral Agent, incorporated by reference to Exhibit 4.8 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.9	Open-End Mortgage, Security Agreement and Assignment of Rents, dated as of December 7, 2001, among Homer City OLI LLC, as the Owner Lessor to The Bank of New York, as Security Agent and Mortgagee, incorporated by reference to Exhibit 4.9 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.9.1	Schedule identifying substantially identical agreements to Open-End Mortgage, Security Agreement and Assignment of Rents constituting Exhibit 4.9 hereto, incorporated by reference to Exhibit 4.9.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2003.
10.1	Guarantee, dated August 1, 1998, between Edison Mission Energy, Pennsylvania Electric Company, NGE Generation, Inc. and New York State Electric & Gas Corporation, incorporated by reference to Exhibit 10.54 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of December 7, 2001, made by EME Homer City Generation L.P. in favor of The Bank of New York as successor to United States Trust Company of New York, as Collateral Agent, incorporated by reference to Exhibit 10.16.4 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.3	Amended and Restated Security Deposit Agreement, dated as of December 7, 2001, among EME Homer City Generation L.P. and The Bank of New York as Collateral Agent, incorporated by reference to Exhibit 10.18.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.4	Asset Purchase Agreement, dated August 1, 1998, between Pennsylvania Electric Company, NGE Generation, Inc., New York State Electric & Gas Corporation and Mission Energy Westside, Inc., incorporated by reference to Exhibit 2.4 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.

Exhibit No.	Description

10.5	Intercompany Loan Subordination Agreement, dated March 18, 1999, among Edison Mission Holdings Co., Edison Mission Finance Co., Homer City Property Holdings, Inc., Chestnut Ridge Energy Co., Mission Energy Westside Inc., EME Homer City Generation L.P. and United States Trust Company of New York, incorporated by reference to Exhibit 10.60.3 to Amendment No. 2 of Edison Mission Holdings Co.'s registration statement on Form S-4 filed with the Securities and Exchange Commission on February 29, 2000 (File No. 333-92047).
10.5.1	Amended and Restated Intercompany Loan Subordination Agreement, dated as of December 7, 2001, among Edison Mission Holdings Co., Edison Mission Finance Co., Homer City Property Holdings, Inc., Chestnut Ridge Energy Co., Mission Energy Westside, Inc., EME Homer City Generation L.P. and The Bank of New York, as successor to United States Trust Company of New York, incorporated by reference to Exhibit 10.23.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.6	Amended and Restated Subordinated Revolving Loan Agreement, dated as of December 8, 2003, by and between EME Homer City Generation L.P., as Borrower and Edison Mission Finance Co., as Lender, incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 8-K filed December 12, 2003.
10.7	Designated Account Representative Agreement Relating to the NOX Allowance Program, entered into as of December 7, 2001, by and between EME Homer City Generation L.P., Homer City OL1 LLC, Homer City OL2 LLC, Homer City OL3 LLC, Homer City OL4 LLC, Homer City OL5 LLC, Homer City OL6 LLC, Homer City OL7 LLC and Homer City OL8 LLC, incorporated by reference to Exhibit 10.27 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.8	Designated Account Representative Agreement Relating to the Acid Rain Program, entered into as of December 7, 2001, by and between EME Homer City Generation L.P., Homer City OL1 LLC, Homer City OL2 LLC, Homer City OL3 LLC, Homer City OL4 LLC, Homer City OL5 LLC, Homer City OL6 LLC, Homer City OL7 LLC and Homer City OL8 LLC, incorporated by reference to Exhibit 10.28 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.9	Assignment Agreement, dated December 7, 2001, between The Bank of New York, EME Homer City Generation L.P., Edison Mission Marketing & Trading, Inc. and Edison Mission Energy Fuel Services, Inc., incorporated by reference to Exhibit 10.29 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.10	Sub-Assignment Agreement, dated as of December 7, 2001, between The Bank of New York, EME Homer City Generation L.P., Edison Mission Marketing & Trading, Inc., and Edison Mission Energy Fuel Services, Inc., incorporated by reference to Exhibit 10.31 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.11	Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of April 1, 2005, by and among Homer City OL1 LLC and Union Bank of California, N.A., as issuing bank and as agent, incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended March 31, 2005.
10.11.1	Schedule identifying substantially identical agreements to the Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement constituting Exhibit 10.11 hereto, incorporated by reference to Exhibit 10.1.1 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended March 31, 2005.

Exhibit No.	Description

10.12	Tax-Allocation Agreement, effective January 1, 2002, by and between EME Homer City Generation L.P. and Edison Mission Holdings Co., incorporated by reference to Exhibit 10.32 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended September 30, 2002.
10.12.1	Amendment No. 1 to Tax-Allocation Agreement, effective March 31, 2006, by and between EME Homer City Generation L.P. and Edison Mission Holdings Co., incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended March 31, 2006.
10.13	Master Purchase, Sale and Services Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.33 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2002.
10.14	Master Emissions Allowance Purchase and Sale Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.34 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2002.
10.15	Power Purchase and Sale Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.35 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2002.
10.16	Management and Administration Agreement, effective as of April 27, 2004, between EME Homer City Generation L.P. and Midwest Generation EME, LLC, incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended March 31, 2004.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Statement Pursuant to 18 U.S.C. Section 1350.
101**	Financial statements from the annual report on Form 10-K of EME Homer City Generation L.P. for the year ended December 31, 2009, filed on March 1, 2010, formatted in XBRL: (i) the Statements of Income, (ii) the Balance Sheets, (iii) the Statements of Partners' Equity, (iv) the Statements of Comprehensive Income, (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements tagged as blocks of text.

*
Filed herewith.

**
Furnished, not filed, pursuant to Rule 406T of SEC Regulation S-T.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Director and Vice President
Date:	March 1, 2010

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy F. Gorney
Guy F. Gorney	Director and President (Principal Executive Officer)	March 1, 2010
/s/ John P. Finneran, Jr.
John P. Finneran, Jr.	Director and Vice President (Principal Financial Officer)	March 1, 2010
/s/ Joanne M. Collins
Joanne M. Collins	Vice President and Controller (Controller or Principal Accounting Officer)	March 1, 2010
/s/ Steven D. Eisenberg
Steven D. Eisenberg	Director and Vice President	March 1, 2010