Form 10-Q
period 2010-03-31
EME HOMER CITY GENERATION LP
filed 2010-05-07
CIK 1099534

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

Number of shares outstanding of the registrant's ownership interests as of May 7, 2010: Not applicable.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
EME	Edison Mission Energy
Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
Fitch	Fitch Ratings
GAAP	United States generally accepted accounting principles
GWh	gigawatt-hours
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOV	Notice of Violation
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
RPM	reliability pricing model
S&P	Standard & Poor's Ratings Services
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

STATEMENTS OF INCOME (in millions, unaudited)
	Three Months Ended March 31,
	2010	2009

Operating Revenues from Marketing Affiliate	$175	$165
Operating Expenses
Fuel	70	64
Loss on sale of emission allowances	—	1
Plant operations	38	34
Depreciation and amortization	16	16
Administrative and general	1	1

Total operating expenses	125	116

Operating income	50	49

Other Income (Expense)
Interest expense	(32)	(31)

Total other expense	(32)	(31)

Income before income taxes	18	18
Provision for income taxes	7	7

Net Income	$11	$11

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (in millions, unaudited)
	Three Months Ended March 31,
	2010	2009

Net Income	$11	$11
Other comprehensive income, net of tax
Unrealized gains on derivatives qualified as cash flow hedges:
Unrealized holding gains arising during period, net of income tax expense of $17 and $29 for the three months ended March 31, 2010 and 2009, respectively	24	42
Reclassification adjustments included in net income, net of income tax expense of $8 and $11 for the three months ended March 31, 2010 and 2009, respectively	(11)	(16)

Other comprehensive income	13	26

Comprehensive Income	$24	$37

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS (in millions, unaudited)
	March 31, 2010	December 31, 2009

Assets
Current Assets
Cash and cash equivalents	$204	$121
Fuel inventory	66	58
Spare parts inventory	31	31
Derivative assets	97	81
Intangible assets	27	41
Other current assets	9	10

Total current assets	434	342

Property, Plant and Equipment	2,235	2,223
Less accumulated depreciation and amortization	560	540

Net property, plant and equipment	1,675	1,683

Deferred taxes	100	102
Long-term derivative assets	4	1
Restricted deposits	27	27
Long-term intangible assets	19	5

Total Assets	$2,259	$2,160

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$37	$19
Accrued liabilities	9	7
Due to affiliates	56	60
Interest payable	47	25
Interest payable to affiliate	19	9
Derivative liabilities	—	1
Deferred taxes	34	31
Current portion of lease financing	65	65

Total current liabilities	267	217

Long-term debt to affiliate	480	459
Lease financing, net of current portion	1,084	1,084
Benefit plans and other	47	43

Total Liabilities	1,878	1,803

Commitments and Contingencies (Note 7)
Partners' Equity	381	357

Total Liabilities and Partners' Equity	$2,259	$2,160

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY (in millions, unaudited)
	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity

Balance at December 31, 2009	$356	$1	$357
Net income	11	—	11
Other comprehensive income	13	—	13

Balance at March 31, 2010	$380	$1	$381

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Three Months Ended March 31,
	2010	2009

Cash Flows From Operating Activities
Net income	$11	$11
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	17	15
Deferred taxes	(4)	(2)
Loss on sale of emission allowances	—	1
Increase in due to/from affiliates	(4)	(5)
Increase in inventory	(8)	(10)
Decrease in other current assets	1	4
Decrease in intangible assets	—	2
Increase in accounts payable and other current liabilities	20	16
Increase in interest payable	32	31
Increase in other liabilities	2	—
Decrease in derivative assets and liabilities	2	—

Net cash provided by operating activities	69	63

Cash Flows From Financing Activities
Borrowings on long-term obligation to affiliate	21	—

Net cash provided by financing activities	21	—

Cash Flows From Investing Activities
Capital expenditures	(7)	(8)
Proceeds from sale of emission allowances	—	1

Net cash used in investing activities	(7)	(7)

Net increase in cash and cash equivalents	83	56
Cash and cash equivalents at beginning of period	121	59

Cash and cash equivalents at end of period	$204	$115

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Homer City's significant accounting policies were described in "Note 1—Summary of Significant Accounting Policies" on page 68 of Homer City's annual report on Form 10-K for the year ended December 31, 2009. Homer City follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2010 as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with such financial statements.

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

Management has performed an evaluation of subsequent events through the date that the financial statements were issued.

Cash Equivalents

Cash equivalents include money market funds totaling $15 million and $40 million at March 31, 2010 and December 31, 2009, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

New Accounting Guidance

Accounting Guidance Adopted in 2010

Fair Value Measurements and Disclosures

The Financial Accounting Standards Board (FASB) issued an accounting standards update that provides for new disclosure requirements related to fair value measurements. Requirements, effective January 1, 2010, include separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The update also clarified existing disclosure requirements for the level of disaggregation, inputs and valuation techniques. In addition, effective January 1, 2011, the Level 3 reconciliation of fair value measurements using significant unobservable inputs should include gross rather than net information about purchases, sales, issuances and settlements. The guidance impacts disclosures only. For further discussion, see Note 2—Fair Value Measurements.

Accounting Guidance Not Yet Adopted

Recently issued accounting pronouncements by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission

that were effective after March 31, 2010 are not expected to have a material effect on Homer City's results of operations or financial position.

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

Homer City's assets and liabilities carried at fair value primarily consist of derivative contracts and money market funds. Derivative contracts are primarily commodity contracts for the purchase and sale of power and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange traded or over-the-counter traded.

The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices in active markets.

Derivative contracts, valued based on forward market prices in active markets (PJM West Hub) adjusted for nonperformance risks, are classified as Level 2. EMMT obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

Financial transmission rights and over-the-counter derivatives that trade infrequently at illiquid locations are classified as Level 3. For illiquid financial transmission rights, EMMT reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when EMMT concludes a change in objective criteria would result in a new valuation that better reflects fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. In circumstances where EMMT cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EMMT continues to assess valuation methodologies used to determine fair value. Derivative contracts with counterparties that have significant nonperformance risks are classified as Level 3.

In assessing nonperformance risks, EMMT reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The fair value of derivative assets nonperformance risk was $1 million at March 31, 2010.

The following table sets forth Homer City's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of March 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total

Assets at Fair Value
Money market funds[1]	$15	$—	$—	$15
Electricity contracts	—	101	—	101
Liabilities at Fair Value
Electricity contracts	$—	$—	$—	$—

	As of December 31, 2009

Assets at Fair Value
Money market funds[1]	$40	$—	$—	$40
Electricity contracts	—	82	—	82
Liabilities at Fair Value
Electricity contracts	$—	$(1)	$—	$(1)

1
Included in cash and cash equivalents on Homer City's balance sheets.

The following table sets forth a summary of changes in the fair value of Homer City's Level 3 derivative contracts, net:

	Three Months Ended March 31,
(in millions)	2010	2009

Fair value of derivative contracts, net at beginning of periods	$—	$—
Total realized/unrealized gains (losses)
Included in earnings[1]	—	1
Included in accumulated other comprehensive income	—	—
Purchases and settlements, net	—	—
Transfers in or out of Level 3	—	—

Fair value of derivative contracts, net at March 31	$—	$1

1
Reported in operating revenues on Homer City's statements of income.

The change in unrealized gains (losses) related to derivative contracts, net held at March 31, 2010 and 2009 for the three months ended March 31, 2010 and 2009 was immaterial.

Homer City determines the fair value of transfers in and transfers out of each level at the end of each reporting period.

Long-term Obligations

The carrying amount of Homer City's subordinated loan with an affiliate was $480 million at March 31, 2010 and $459 million at December 31, 2009. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City facilities.

Note 3. Derivative Instruments and Risk Management

Homer City uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in prices of electricity, capacity, fuel, emission allowances, and transmission rights. To the extent that Homer City does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements.

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Homer City's balance sheets with offsetting changes recorded in the statements of income. For transactions that qualify for accounting hedge treatment, the fair value is recognized, to the extent effective, on Homer City's balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive income until the related forecasted transaction occurs.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

March 31, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	5,484	[1]	5,856	[2]
Electricity	Forwards/Futures	Purchases	GWh	—		5,856	[2]
Electricity	Capacity	Sales	MW-Day (in thousands)	—		1	[3]
Electricity	Congestion	Sales	GWh	—		136	[4]
Electricity	Congestion	Purchases	GWh	—		719	[4]

December 31, 2009

Electricity	Forwards/Futures	Sales	GWh	3,703	[1]	7,566	[2]
Electricity	Forwards/Futures	Purchases	GWh	—		7,566	[2]
Electricity	Capacity	Sales	MW-Day (in thousands)	—		1	[3]
Electricity	Congestion	Sales	GWh	—		136	[4]
Electricity	Congestion	Purchases	GWh	—		1,576	[4]

1
Includes forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the Homer City facilities which meet the normal sales and purchase exception and are accounted for on the accrual method.

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

Fair Value of Derivative Instruments

The following table summarizes the gross fair value of commodity derivative instruments for non-trading purposes:

March 31, 2010
				Derivative Liabilities
	Derivative Assets
					Net Assets
(in millions)	Short-term	Long-term	Subtotal	Short-term

Cash flow hedges	$96	$4	$100	$—	$100
Economic hedges	54	—	54	53	1

	150	4	154	53	101
Netting	(53)	—	(53)	(53)	—

Total	$97	$4	$101	$—	$101

December 31, 2009

Cash flow hedges	$87	$—	$87	$8	$79
Economic hedges	26	1	27	25	2

	113	1	114	33	81
Netting	(32)	—	(32)	(32)	—

Total	$81	$1	$82	$1	$81

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Three Months Ended March 31,
			Income Statement Location
(in millions)	2010	2009

Accumulated other comprehensive income derivative gain at January 1	$66	$130
Effective portion of changes in fair value	41	71
Reclassification from accumulated other comprehensive income to net income	(19)	(27)	Operating revenues

Accumulated other comprehensive income derivative gain at March 31	$88	$174

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at March 31, 2010 and 2009 were $51 million and $102 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Homer City recorded net gains of $1 million during each of the first quarters of 2010 and 2009, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues on the statements of income.

The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the statements of income is presented below:

		Three Months Ended March 31,
	Income Statement Location
(in millions)		2010	2009

Economic hedges	Operating revenue	$(3)	$1

Note 4. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income

Balance at December 31, 2009	$38	$(2)	$36
Current period change	13	—	13

Balance at March 31, 2010	$51	$(2)	$49

1
For further detail, see Note 5—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at March 31, 2010, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than Homer City's contract prices. Approximately $50 million of the unrealized gains on cash flow hedges, net of tax, at March 31, 2010 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through June 30, 2012.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Contributions to Homer City's pension plans were $0.1 million during the quarter ended March 31, 2010 and are estimated at $2.1 million for the last nine months of 2010.

The following are components of pension expense:

	Three Months Ended March 31,
(in millions)	2010	2009

Service cost	$0.4	$0.3
Interest cost	0.5	0.3
Expected return on plan assets	(0.4)	(0.2)
Amortization of net loss	—	0.1

Total expense	$0.5	$0.5

Postretirement Benefits Other Than Pensions

Contributions to Homer City's postretirement benefits other than pensions were $0.2 million during the quarter ended March 31, 2010 and are estimated at $0.5 million for the last nine months of 2010.

The following are components of postretirement benefits expense:

	Three Months Ended March 31,
(in millions)	2010	2009

Service cost	$0.1	$0.2
Interest cost	0.4	0.4
Amortization of prior service credit	(0.1)	(0.1)
Amortization of unrecognized net loss	0.1	0.1

Total expense	$0.5	$0.6

Note 6. Income Taxes

Homer City's effective income tax provision rates were 39% and 38% for the three months ended March 31, 2010 and 2009, respectively. Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Note 7. Commitments and Contingencies

Commitments

Capital Improvements

At March 31, 2010, Homer City had firm commitments to spend approximately $7 million for capital expenditures during the remainder of 2010 related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components and main power transformer replacement. Homer City intends to fund these expenditures through cash generated from operations or funding under its affiliated subordinated revolving loan agreement.

 Fuel Supply Contracts

At March 31, 2010, Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require Homer City to purchase a minimum quantity over the term of the contracts. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are estimated to be $589 million, summarized as follows: $199 million for the remainder of 2010, $244 million in 2011, $113 million in 2012, and $33 million in 2013.

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

 Contingencies

New Source Review Notice of Violation

Recent Developments

On May 6, 2010, Homer City received an NOV from the US EPA. The new NOV alleges claims similar to those in the 2008 NOV as well as a new claim related to non-attainment new source review requirements under the CAA. It also adds two prior owners of the Homer City facilities as parties.

Background

On June 12, 2008, Homer City received an NOV from the US EPA alleging that, beginning in 1988, Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the Clean Air Act (CAA). The US EPA also alleges that Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. On June 30, 2009 and January 2, 2010, the US EPA issued requests for information to Homer City under Section 114 of the CAA. Homer City is working on a response to the requests. Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the United States Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. Homer City cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting a portion of defense costs related to the claims.

Homer City notified the sale-leaseback owner participants of the Homer City facilities of the NOV under the operative indemnity provisions of the sale-leaseback documents. The owner participants of the Homer City facilities, in turn, sought indemnification and defense from Homer City for costs and liabilities associated with the Homer City NOV. Homer City responded by recognizing its indemnity obligation and defense of the claims on terms consistent with its contractual obligations.

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

Environmental Developments

For a more complete discussion of Homer City's environmental contingencies, refer to "Item 1. Business—Environmental Matters and Regulations" in Item 1 on page 13 of Homer City's annual report on Form 10-K for the year ended December 31, 2009.

Environmental Issues and Capital Resource Limitations

Homer City operates selective catalytic reduction equipment on all three units to reduce nitrogen oxide emissions, operates flue gas desulfurization equipment on Unit 3 to reduce SO2 emissions, and uses coal-cleaning equipment on site to reduce the ash and sulfur content of raw coal to meet both combustion and environmental requirements. Homer City may be required to install additional environmental equipment on Unit 1 and Unit 2 to comply with future environmental regulations. Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction could affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Homer City will have limited ability to obtain additional outside capital for such projects without amending its lease and related agreements. EME is under no contractual or other obligation to provide funding to Homer City.

Greenhouse Gas Regulation Developments

The nature of future environmental regulation and legislation will have a substantial impact on Homer City. Homer City believes that resolution of current uncertainties about the future, through well-balanced and appropriately flexible regulation and legislation, is needed to support the necessary evolution of the electric industry into using cleaner, more efficient infrastructure and to attract the capital ultimately needed for this effort. Legislative, regulatory, and legal developments related to potential controls over greenhouse gas emissions in the United States are ongoing. Actions to limit or reduce greenhouse gas emissions could significantly increase the cost of generating electricity from fossil fuels. Homer City may not be able to recover these costs through market prices for electricity.

Note 8. Supplemental Cash Flows Information

	Three Months Ended March 31,
(in millions)	2010	2009

Cash paid
Income taxes	$—	$5
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with affiliate	$—	$85

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Homer City's current expectations and projections about future events based on Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Homer City that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Homer City, include but are not limited to:

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

Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in "Item 1A. Risk Factors" on page 22 of Homer City's annual report on Form 10-K for the year ended December 31, 2009. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect Homer City's business. Forward-looking statements speak only as of the date they are made, and Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Homer City with the Securities and Exchange Commission.

This MD&A discusses material changes in the results of operations, financial condition and other developments of Homer City since December 31, 2009, and as compared to the first quarter ended March 31, 2009. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Homer City's annual report on Form 10-K for the year ended December 31, 2009.

MANAGEMENT'S OVERVIEW

Introduction

Homer City, a Pennsylvania limited partnership, was formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 MW. Homer City does not have any plans to purchase or develop new power plants at this time.

The Homer City facilities are located in the control area managed by PJM. The energy and capacity from the Homer City facilities are sold under terms, including price and quantity, arranged by EMMT, on behalf of Homer City, to customers through a combination of bilateral agreements, forward energy sales and spot market sales.

Highlights of Operating Results

Homer City's net income was $11 million for both of the first quarters of 2010 and 2009. Earnings in 2010 as compared to 2009 include an increase in realized gross margin due to an increase in capacity revenues and higher generation, partially offset by a 12% decline in average realized energy prices.

 RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to Homer City's coal-fired generation.

	Three Months Ended March 31,
	2010	2009

Operating Revenues (in millions)	$175	$165

Statistics
Generation (in GWh)	2,954	2,658
Equivalent availability	80.2%	76.8%
Capacity factor	72.4%	65.1%
Load factor	90.3%	84.7%
Forced outage rate	10.4%	12.3%
Average realized energy price/MWh	$50.17	$57.03
Capacity revenue only (in millions)	$29	$12
Average fuel costs/MWh	$23.57	$24.01

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

•
The average realized energy price is presented as an aid in understanding the operating results of the Homer City facilities. Average realized energy price is a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as operating revenues. Management believes that the average realized energy price is meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices.

The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less unrealized gains (losses) and other non-energy related revenue by (ii) generation as shown in the table below. Revenue related to capacity sales is excluded from the calculation of average realized energy price.

	Three Months Ended March 31,
(in millions)	2010	2009

Operating revenues	$175	$165
Less:
Unrealized losses	2	—
Capacity and other revenues	(29)	(13)

Realized revenues	$148	$152

Generation (in GWh)	2,954	2,658
Average realized energy price/MWh	$50.17	$57.03

Seasonal Disclosure

Due to fluctuations in electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Homer City facilities normally vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall), further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Homer City facilities are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

Operating Revenues

Operating revenues increased $10 million in the first quarter of 2010, compared to the first quarter of 2009. The increase was attributable to higher capacity revenues partially offset by lower energy revenues due to lower average realized energy prices.

The average realized energy price received by Homer City during the first quarters of 2010 and 2009 was $50.17/MWh and $57.03/MWh, respectively, compared to the 24-hour average historical market price at the Homer City busbar for the same periods of $39.33/MWh and $44.72/MWh, respectively. The average realized energy price for the first quarters of 2010 and 2009 was above the 24-hour PJM average historical market price at the Homer City busbar due to hedge contracts entered into in prior periods.

Included in operating revenues were unrealized losses from hedging activities of $2 million and none for the first quarters of 2010 and 2009, respectively. Unrealized losses in 2010 were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts was attributable to changes in the difference between energy prices at the PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Derivative Instruments," respectively.

 Operating Expenses

Operating expenses increased $9 million for the first quarter of 2010, compared to the first quarter of 2009. Fuel expenses increased $6 million for the first quarter of 2010, compared to the first quarter of 2009. The increase was attributable to higher generation and higher coal costs, partially offset by lower emissions cost. The net cost of emission allowances included in fuel expenses was $4 million and $7 million during the quarters ended March 31, 2010 and 2009, respectively.

Plant operations expenses increased $4 million for the first quarter of 2010, compared to the first quarter of 2009. The increase was attributable to higher material and contractor costs for planned overhauls.

Other Income (Expense)

Interest expense increased $1 million in the first quarter of 2010, compared to the first quarter of 2009. Interest expense primarily relates to the lease financing of the Homer City facilities. Interest expense also included $9 million and $7 million in the first quarters of 2010 and 2009, respectively, related to Homer City's subordinated revolving loan agreement with Edison Mission Finance Co. Homer City had higher long-term debt balances during the first quarter of 2010 as compared to the first quarter of 2009 on the subordinated revolving loan agreement.

Provision for Income Taxes

Homer City had effective income tax provision rates during the first three months of 2010 and 2009 of 39% and 38%, respectively. Homer City's effective income tax provision rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

New Accounting Guidance

For a discussion of new accounting guidance affecting Homer City, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

Derivative Instruments

Unrealized Gains and Losses

Homer City classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities on the statements of cash flows. The following table summarizes unrealized gains (losses):

	Three Months Ended March 31,
(in millions)	2010	2009

Non-qualifying hedges	$—	$(1)
Ineffective portion of cash flow hedges	(2)	1

Total unrealized losses	$(2)	$—

At March 31, 2010, cumulative unrealized gains of $12 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($6 million for the remainder of 2010, $4 million for 2011 and $2 million for 2012).

Fair Value Disclosures

In determining the fair value of Homer City's derivative positions, Homer City uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of Homer City's derivative instruments, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 2. Fair Value Measurements" and "—Note 3. Derivative Instruments and Risk Management," respectively, and refer to "Fair Value of Derivative Instruments" in Item 7 on page 43 of Homer City's annual report on Form 10-K for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

At March 31, 2010, Homer City had cash and cash equivalents of $204 million, compared to $121 million at December 31, 2009. Net working capital at March 31, 2010 was $167 million, compared to $125 million at December 31, 2009. The increase in working capital was primarily attributable to higher cash balances.

Net cash provided by operating activities increased $6 million in the first quarter of 2010, compared to the first quarter of 2009. The 2010 increase was primarily due to the timing of cash receipts and disbursements related to working capital items.

Net cash provided by financing activities increased $21 million in the first quarter of 2010, compared to the first quarter of 2009. During the first quarter of 2010, Homer City borrowed $21 million on its affiliate subordinated revolving loan agreement and did not borrow during the first quarter of 2009.

Net cash used in investing activities was $7 million in both the first quarter of 2010 and 2009, which primarily consisted of capital expenditures.

Homer City's usage of cash generated from operations is restricted by the sale-leaseback agreements.

Interim Funding Arrangements

During February 2010, EME, through its subsidiary, Edison Mission Finance, advanced $21 million in funds to Homer City under the subordinated revolving loan agreement in place between Edison Mission Finance and Homer City. The funds were used to provide liquidity to Homer City for its capital expenditure requirements and other uses. In April 2010, Homer City made repayments of principal and interest under the subordinated revolving loan agreement of $22 million.

Capital Expenditures and Lease Covenants

At March 31, 2010, the estimated capital expenditures through 2012 by Homer City were as follows:

(in millions)	April through December 2010	2011	2012

Plant capital expenditures	$16	$52	$24
Environmental expenditures	1	3	22

Total	$17	$55	$46

Estimated plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components and main power transformer replacement. Estimated environmental expenditures relate to emission monitoring and control projects. Homer City plans to fund these expenditures with cash on hand or cash generated from operations. In addition, Homer City may receive funds under its subordinated revolving loan. For further discussion of environmental regulations, refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Homer City's annual report on Form 10-K for the year ended December 31, 2009.

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

The rent payments that Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, among other requirements, Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended March 31, 2010, the senior rent service coverage ratio was 3.10 to 1. Homer City was in compliance with the historical and projected senior rent service coverage ratios. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. The sale-leaseback documentation does not permit the owner-lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. Homer City had $20 million included in restricted deposits at March 31, 2010 related to these reserve accounts.

Payments Made Under Subordinated Revolving Loan and Tax Payments

During the first quarters of 2010 and 2009, Homer City did not make any payments under its subordinated revolving loan with Edison Mission Finance Co., a subsidiary of EME, that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction or any payments made pursuant to tax-allocation agreements. In April 2010, Homer City made a $22 million payment under the subordinated revolving loan.

 Credit Ratings

Homer City is not currently rated. Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. Credit ratings for EME and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating

EME[1]	B2	B-	B-
EMMT	Not Rated	B-	Not Rated

1
Senior unsecured rating.

On March 12, 2010, Fitch lowered the credit rating of EME to B- from BB-. On April 6, 2010, Moody's placed the credit rating of EME under review for possible downgrade. On April 12, 2010, S&P lowered the credit ratings of EME and EMMT to B- from B. The S&P and Fitch ratings are on negative outlook. Homer City cannot provide assurance that its current credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Homer City notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

For a discussion of the effect of EMMT's credit rating on Homer City's ability to sell forward the output of the Homer City facilities through EMMT, refer to "Credit Ratings" in Item 7 on page 46 of Homer City's annual report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations

Fuel Supply Contracts

For a discussion of fuel supply contracts, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Commitments and Contingencies—Commitments—Fuel Supply Contracts."

Environmental Matters and Regulations

For a discussion of Homer City's environmental matters, refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Homer City's annual report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to environmental matters specifically affecting Homer City since the filing of Homer City's annual report.

 MARKET RISK EXPOSURES

For a detailed discussion of Homer City's market risk exposures, including commodity price risk, credit risk and interest rate risk, refer to "Market Risk Exposures" in Item 7 on page 49 of Homer City's annual report on Form 10-K for the year ended December 31, 2009.

Commodity Price Risk

Energy Price Risk

Energy and capacity from the Homer City facilities are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to generation at the Homer City facilities are generally entered into at the PJM West Hub. This trading hub has been the most liquid locations for hedging purposes.

The following table depicts the quarterly average historical market prices for energy per megawatt-hour for the first quarters of 2010 and 2009:

	24-Hour Average Historical Market Prices[1]
	2010	2009

PJM West Hub	$44.53	$49.09
Homer City Busbar	39.33	44.72

1
Energy prices were calculated at the Homer City busbar (delivery point) and the PJM West Hub using historical hourly real-time prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2010:

24-Hour Forward Energy Prices[1] PJM West Hub

2010
April	$34.77
May	34.14
June	36.92
July	42.51
August	43.71
September	36.30
October	35.88
November	37.21
December	41.33
2011 calendar "strip"[2]	$42.04

1
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point.

2
Market price for energy purchases for the entire calendar year.

Forward market prices at the PJM West Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Homer City facilities into these markets may vary materially from the forward market prices set forth in the preceding table.

EMMT engages in hedging activities for the Homer City facilities to hedge the risk of future change in the price of electricity. The following table summarizes Homer City's hedge positions (including load-serving transactions) as of March 31, 2010 for electricity expected to be generated during the remainder of 2010 and in 2011 and 2012:

	2010	2011	2012

MWh (in thousands)	2,599	1,959	1,020
Average price/MWh[1]	$81.53	$51.24	$51.17

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

Capacity Price Risk

The following table summarizes the status of capacity sales for Homer City at March 31, 2010:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

April 1, 2010 to May 31, 2010	1,884	(206)	1,678	1,670	$191.32	8	$191.32	$191.32
June 1, 2010 to May 31, 2011	1,884	(161)	1,723	1,813	174.29	(90)	50.00	180.78
June 1, 2011 to May 31, 2012	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013	1,884	(148)	1,736	1,736	133.37	—	—	133.37

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

 Basis Risk

During the three months ended March 31, 2010 and 2009, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 12% and 9%, respectively.

Coal Price Risk

The Homer City facilities purchase coal primarily from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at March 31, 2010 for the remainder of 2010 and the following three years:

	April through December 2010	2011	2012	2013

Amount of Coal Under Contract in Millions of Equivalent Tons[1]	3.5	3.9	1.7	0.5

1
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

Homer City is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, increased during 2010 from 2009 year-end prices. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $62.75 per ton at April 1, 2010, compared to a price of $52.50 per ton at December 31, 2009, as reported by the Energy Information Administration.

Emission Allowances Price Risk

Homer City purchases (or sells) emission allowances for the Homer City facilities based on the amounts required for actual generation in excess of (or less than) the amounts allocated to these facilities under applicable programs. In the event that actual emission allowances required are greater than allowances held, Homer City is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances was $79 per ton during the first quarter of 2010. Homer City did not make any emission allowance purchases in 2009. Based on broker's quotes and information from public sources, the spot price for SO2 allowances was $55 per ton at March 31, 2010.

For a discussion of environmental regulations related to emissions, refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Homer City's annual report on Form 10-K for the year ended December 31, 2009.

Credit Risk

Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 70% of Homer City's operating revenues for the three months ended March 31, 2010. Moody's rates PJM's debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.

For the three months ended March 31, 2010, Constellation Energy Commodities Group, Inc., accounted for 17% of Homer City's operating revenues and consisted of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which at March 31, 2010 had a senior unsecured debt rating of BBB- by S&P and Baa3 by Moody's. At March 31, 2010, EMMT's account receivable due from Constellation was $8 million.

Interest Rate Risk

Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its subordinated revolving loan with Edison Mission Finance. Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of Homer City's critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 on page 55 of Homer City's annual report on Form 10-K for the year ended December 31, 2009.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risk sensitive instruments, refer to "Fair Value of Derivative Instruments" on page 43 and "Market Risk Exposures" on page 49 in Item 7 of Homer City's annual report on Form 10-K for the year ended December 31, 2009. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Derivative Instruments—Fair Value Disclosures" and "—Market Risk Exposures."

ITEM 4T.    CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There were no changes in Homer City's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, Homer City's internal control over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of Homer City's legal proceedings, refer to "Item 3. Legal Proceedings" on page 30 of Homer City's annual report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to legal proceedings specifically affecting Homer City since the filing of Homer City's annual report on Form 10-K for the year ended December 31, 2009, except as follows.

New Source Review Notice of Violation

Recent Developments

On May 6, 2010, Homer City received an NOV from the US EPA. The new NOV alleges claims similar to those in the 2008 NOV as well as a new claim related to non-attainment new source review requirements under the CAA. It also adds two prior owners of the Homer City facilities as parties.

Background

On June 12, 2008, Homer City received an NOV from the US EPA alleging that, beginning in 1988, Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the CAA. The US EPA also alleges that Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. On June 30, 2009 and January 2, 2010, the US EPA issued requests for information to Homer City under Section 114 of the CAA. Homer City is working on a response to the requests. Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. EME cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting a portion of defense costs related to the claims.

Homer City notified the sale-leaseback owner participants of the Homer City facilities of the NOV under the operative indemnity provisions of the sale-leaseback documents. The owner participants of the Homer City facilities, in turn, sought indemnification and defense from Homer City for costs and liabilities associated with the Homer City NOV. Homer City responded by recognizing its indemnity obligation and defense of the claims on terms consistent with its contractual obligations.

ITEM 1A.    RISK FACTORS

For a discussion of the risks, uncertainties, and other important factors which could materially affect Homer City's business, financial condition, or future results, refer to "Item 1A. Risk Factors" on page 22 of Homer City's annual report on Form 10-K for the year ended December 31, 2009. The risks described in Homer City's annual report on Form 10-K and in this report are not the only risks facing Homer City. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect Homer City's business, financial condition or future results.

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101	Financial statements from the quarterly report on Form 10-Q of EME Homer City Generation L.P. for the quarter ended March 31, 2010, filed on May 7, 2010, formatted in XBRL: (i) the Statements of Income, (ii) the Statements of Comprehensive Income, (iii) the Balance Sheets, (iv) the Statements of Partners' Equity, (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P.
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Director and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	May 7, 2010