Form 10-Q
period 2010-06-30
EME HOMER CITY GENERATION LP
filed 2010-08-05
CIK 1099534

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

        Number of shares outstanding of the registrant's ownership interests as of August 5, 2010: Not applicable.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

BACT	best available control technology
Btu	British thermal units
CAA	Clean Air Act
EME	Edison Mission Energy
Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
GAAP	United States generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	nitrogen oxide
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

STATEMENTS OF INCOME (LOSS) (in millions, unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Operating Revenues from Marketing Affiliate	$129	$161	$304	$326
Operating Expenses
Fuel	57	63	127	127
Plant operations	41	21	79	56
Depreciation and amortization	17	16	33	32
Administrative and general	2	1	3	2

Total operating expenses	117	101	242	217

Operating income	12	60	62	109

Other Income (Expense)
Interest expense	(32)	(32)	(64)	(63)

Income (loss) before income taxes	(20)	28	(2)	46
Provision (benefit) for income taxes	(8)	10	(1)	17

Net Income (Loss)	$(12)	$18	$(1)	$29

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net Income (Loss)	$(12)	$18	$(1)	$29
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(11) and $(16) for the three months and $6 and $13 for the six months ended June 30, 2010 and 2009, respectively	(14)	(31)	10	11
Reclassification adjustments included in net income, net of income tax expense (benefit) of $(11) and $10 for the three months and $(19) and $(1) for the six months ended June 30, 2010 and 2009, respectively	(17)	19	(28)	3

Other comprehensive income (loss)	(31)	(12)	(18)	14

Comprehensive Income (Loss)	$(43)	$6	$(19)	$43

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS (in millions, unaudited)
	June 30, 2010	December 31, 2009

Assets
Current Assets
Cash and cash equivalents	$96	$121
Fuel inventory	78	58
Spare parts inventory	32	31
Derivative assets	46	81
Intangible assets	3	41
Other current assets	7	10

Total current assets	262	342

Property, Plant and Equipment	2,235	2,223
Less accumulated depreciation and amortization	576	540

Net property, plant and equipment	1,659	1,683

Deferred taxes	118	102
Long-term derivative assets	—	1
Restricted deposits	27	27
Long-term intangible assets	43	5

Total Assets	$2,109	$2,160

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$25	$19
Accrued liabilities	8	7
Due to affiliates	60	60
Interest payable	21	25
Interest payable to affiliate	9	9
Derivative liabilities	—	1
Deferred taxes	21	31
Current portion of lease financing	73	65

Total current liabilities	217	217

Long-term debt to affiliate	483	459
Lease financing, net of current portion	1,014	1,084
Benefit plans and other	47	43
Long-term derivative liabilities	10	—

Total Liabilities	1,771	1,803

Commitments and Contingencies (Note 7)
Partners' Equity	338	357

Total Liabilities and Partners' Equity	$2,109	$2,160

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY (in millions, unaudited)
	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity

Balance at December 31, 2009	$356	$1	$357
Net loss	(1)	—	(1)
Other comprehensive loss	(18)	—	(18)

Balance at June 30, 2010	$337	$1	$338

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Six Months Ended June 30,
	2010	2009

Cash Flows From Operating Activities
Net income (loss)	$(1)	$29
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	33	31
Deferred taxes	(13)	(6)
Other non-cash items	4	1
Increase in due to affiliates	6	21
Increase in inventory	(21)	(18)
Decrease in other current assets	4	5
Decrease in intangible assets	—	6
Increase in accounts payable and other current liabilities	7	5
Increase (decrease) in interest payable	(4)	12
Increase in other liabilities	3	4
Decrease (increase) in derivative assets and liabilities	14	(5)

Net cash provided by operating activities	32	85

Cash Flows From Financing Activities
Borrowings on long-term obligation to affiliate	21	25
Repayments of long-term obligation to affiliate	(3)	—
Repayments of lease financing	(63)	(57)

Net cash used in financing activities	(45)	(32)

Cash Flows From Investing Activities
Capital expenditures	(12)	(16)
Proceeds from sale of emission allowances	—	1
Decrease in restricted deposits	—	10

Net cash used in investing activities	(12)	(5)

Net (decrease) increase in cash and cash equivalents	(25)	48
Cash and cash equivalents at beginning of period	121	59

Cash and cash equivalents at end of period	$96	$107

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
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

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

Cash Equivalents

Cash equivalents include money market funds totaling $33 million and $40 million at June 30, 2010 and December 31, 2009, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

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

Accounting Guidance Not Yet Adopted

Recently issued accounting standards updates by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission

that were effective after June 30, 2010 are not expected to have a material effect on Homer City's results of operations or financial position.

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

Homer City's assets and liabilities carried at fair value primarily consist of derivative contracts and money market funds. Derivative contracts are primarily commodity contracts for the purchase and sale of power and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange or over-the-counter traded.

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

Derivative contracts, valued based on forward market prices in active markets (PJM West Hub) adjusted for nonperformance risks, are classified as Level 2. EMMT obtains forward market prices from traded exchanges (Intercontinental Exchange Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

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

In assessing nonperformance risks, EMMT reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The fair value of derivative assets nonperformance risk was none at June 30, 2010.

The following table sets forth Homer City's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of June 30, 2010
(in millions)	Level 1	Level 2	Netting[2]	Total

Assets at Fair Value
Money market funds[1]	$33	$—	$—	$33
Electricity contracts	—	44	2	46
Liabilities at Fair Value
Electricity contracts	$—	$(8)	$(2)	$(10)
	As of December 31, 2009

Assets at Fair Value
Money market funds[1]	$40	$—	$—	$40
Electricity contracts	—	82	—	82
Liabilities at Fair Value
Electricity contracts	$—	$(1)	$—	$(1)

1
Included in cash and cash equivalents on Homer City's balance sheets.

2
Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The change in unrealized gains (losses) related to derivative contracts, net held at June 30, 2010 and 2009 for the three months and six months ended June 30, 2010 and 2009 was immaterial. Homer City determines the fair value of transfers in and transfers out of each level at the end of each reporting period.

Long-term Obligations

The carrying amount of Homer City's subordinated loan with an affiliate was $483 million at June 30, 2010 and $459 million at December 31, 2009. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City facilities.

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

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Homer City's balance sheets with offsetting changes recorded in the statements of income (loss). For transactions that qualify for accounting hedge treatment, the fair value is recognized, to the extent effective, on Homer City's balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive income until the related forecasted transaction occurs.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

June 30, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	5,569	[1]	4,020	[2]
Electricity	Forwards/Futures	Purchases	GWh	—		4,026	[2]
Electricity	Capacity	Sales	MW-Day (in thousands)	37	[3]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	17	[3]	—
Electricity	Congestion	Sales	GWh	—		136	[4]
Electricity	Congestion	Purchases	GWh	—		951	[4]

December 31, 2009

Electricity	Forwards/Futures	Sales	GWh	3,703	[1]	7,566	[2]
Electricity	Forwards/Futures	Purchases	GWh	—		7,566	[2]
Electricity	Capacity	Sales	MW-Day (in thousands)	—		1	[3]
Electricity	Congestion	Sales	GWh	—		136	[4]
Electricity	Congestion	Purchases	GWh	—		1,576	[4]

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

 Fair Value of Derivative Instruments

The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Homer City's balance sheets:

June 30, 2010
	Derivative Assets			Derivative Liabilities
							Net Assets
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal

Cash flow hedges	$52	$—	$52	$6	$10	$16	$36
Economic hedges	10	—	10	10	—	10	—

	62	—	62	16	10	26	36
Netting[1]	(16)	—	(16)	(16)	—	(16)	—

Total	$46	$—	$46	$—	$10	$10	$36

December 31, 2009

Cash flow hedges	$87	$—	$87	$8	$—	$8	$79
Economic hedges	26	1	27	25	—	25	2

	113	1	114	33	—	33	81
Netting[1]	(32)	—	(32)	(32)	—	(32)	—

Total	$81	$1	$82	$1	$—	$1	$81

1
Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Six Months Ended June 30,
			Income Statement Location
(in millions)	2010	2009

Accumulated other comprehensive income derivative gain at January 1	$66	$130
Effective portion of changes in fair value	16	24
Reclassification from accumulated other comprehensive income to net income	(47)	2	Operating revenues

Accumulated other comprehensive income derivative gain at June 30	$35	$156

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at June 30, 2010 and 2009 were $20 million and $90 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Homer City recorded net gains (losses) of $(8) million and $4 million during the second quarters of 2010 and 2009, respectively, and net gains (losses) of $(7) million and $5 million during the six months ended June 30, 2010 and 2009, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues on the statements of income (loss).

The effect of realized and unrealized losses from derivative instruments used for non-trading purposes on the statements of income (loss) is presented below:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location
(in millions)		2010	2009	2010	2009

Economic hedges	Operating revenue	$(1)	$(3)	$(4)	$(4)

Note 4. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges, Net	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income

Balance at December 31, 2009	$38	$(2)	$36
Current period change	(18)	—	(18)

Balance at June 30, 2010	$20	$(2)	$18

1
For further detail, see Note 5—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at June 30, 2010, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than Homer City's contract prices. Approximately $26 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through December 31, 2012.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Contributions to Homer City's pension plans were $0.5 million for the six months ended June 30, 2010 and are estimated at $1.7 million for the last six months of 2010.

The following are components of pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Service cost	$0.3	$0.3	$0.7	$0.6
Interest cost	0.4	0.5	0.9	0.8
Expected return on plan assets	(0.3)	(0.3)	(0.7)	(0.5)
Amortization of net loss	—	0.1	—	0.2

Total expense	$0.4	$0.6	$0.9	$1.1

Postretirement Benefits Other Than Pensions

Contributions to Homer City's postretirement benefits other than pensions were $0.3 million for the six months ended June 30, 2010 and are estimated at $0.4 million for the last six months of 2010.

The following are components of postretirement benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Service cost	$0.2	$0.1	$0.3	$0.3
Interest cost	0.4	0.5	0.8	0.9
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net loss	—	0.1	0.1	0.2

Total expense	$0.5	$0.6	$1.0	$1.2

Note 6. Income Taxes

Homer City's effective income tax provision (benefit) rates were (72)% and 37% for the six months ended June 30, 2010 and 2009, respectively. Homer City's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Note 7. Commitments and Contingencies

Commitments

Capital Improvements

At June 30, 2010, Homer City had firm commitments to spend approximately $7 million for capital expenditures during the remainder of 2010 related to non-environmental improvements such as upgrades to boiler and turbine controls, replacement of major boiler components and main power transformer replacement. Homer City intends to fund these expenditures through cash generated from operations or funding under its affiliated subordinated revolving loan agreement.

 Fuel Supply Contracts

At June 30, 2010, Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require Homer City to purchase a minimum quantity over the term of the contracts. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses, these minimum commitments are estimated to be $547 million, summarized as follows: $141 million for the remainder of 2010, $260 million in 2011, $113 million in 2012, and $33 million in 2013.

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

Environmental Indemnity Related to the Homer City Facilities

In connection with the acquisition of the Homer City facilities, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed this obligation of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City facilities, Homer City agreed to indemnify the lessors for specified environmental liabilities. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. For a discussion of the NOV received by Homer City and associated indemnity claims, see "—Contingencies—New Source Review Notice of Violation." Homer City has not recorded a liability related to this indemnity.

 Contingencies

New Source Review Notice of Violation

Recent Developments

In May 2010, Homer City received an NOV from the US EPA. The new NOV alleges claims similar to those in the 2008 NOV, but it adds nonattainment New Source Review requirements to the alleged PSD violations. It also adds two prior owners of the Homer City facilities as parties.

In July 2010, Homer City received a 60-day Notice of Intent to Sue signed by the State of New York and the PADEP, stating their intent to file a citizen suit based on the same or similar theories advanced by the US EPA in the NOV. The Notice of Intent to Sue also named the sale-leaseback owner participants of the Homer City facilities, Homer City's general partner and limited partner, and two prior owners of the Homer City facilities.

Background

In June 2008, Homer City received an NOV from the US EPA alleging that, beginning in 1988, Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the PSD requirements of the CAA. The US EPA also alleges that Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. On June 30, 2009 and January 2, 2010, the US EPA issued requests for information to Homer City under Section 114 of the CAA. Homer City is working on a response to the requests. Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the U.S. Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. Homer City cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

Ash Disposal Site

Homer City's ash disposal site is a permitted Class I Residual Waste Landfill, the most stringently regulated of the three categories of residual waste landfills authorized by the regulations of the PADEP. Homer City's permit allows it to dispose of coal combustion by-products, including fly ash, bottom ash, pyrites, gypsum, and miscellaneous plant wastes at the landfill. The wastes are deposited in compacted layers within lifts, or sections. Each lift where coal ash is disposed must be capped and covered when it reaches final grade. Homer City must also monitor groundwater quality at and adjacent to the ash disposal site through a network of monitoring wells and report the results to the PADEP on a periodic basis. In the event that a disposal facility's groundwater monitoring identifies degradation in any of its wells, the PADEP's regulations require the facility to first confirm the existence and nature of the degradation by conducting a groundwater assessment. If the assessment confirms groundwater degradation in excess of the applicable regulatory standards, the facility is then required to prepare and implement an abatement plan that could include measures such as installing a liner in a previously unlined area. To date, no degradation has been found in the groundwater monitoring system at Homer City that would require the development of an assessment or abatement plan. Homer City also provides financial assurance in the form of a surety bond to guarantee its closure and post-closure obligations at the landfill. The estimated closure date is 2018. Based on the remaining capacity of the landfill and the estimated material requiring future disposal, Homer City has begun permitting additional areas for expansion of the landfill. Management does not believe that the costs of maintaining and closing the ash disposal site will have a material impact on Homer City's financial statements under current regulations.

Insurance

Homer City maintains insurance policies that it believes are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1.6 billion. Under the terms of the participation agreements entered into as part of Homer City's sale-leaseback transaction, Homer City is required to maintain specified minimum insurance coverages with insurers having specific minimum ratings if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City facilities is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. In addition, some of the insurers providing Homer City's insurance do not meet the minimum ratings required under the participation agreements. Due to the current market environment, the minimum insurance coverage and rating are not commercially available at reasonable prices. Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance through June 1, 2011.

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

Environmental Developments

Environmental Issues and Capital Resource Limitations

Homer City operates selective catalytic reduction equipment on all three units to reduce NOx emissions, operates flue gas desulfurization equipment on Unit 3 to reduce SO2 emissions, and uses coal-cleaning equipment on site to reduce the ash and sulfur content of raw coal to meet both combustion and environmental requirements. Homer City may be required to install additional environmental equipment on Unit 1 and Unit 2 to comply with environmental regulations for future operations. For further information, see "—Transport Rule" and "—New Source Review Notice of Violation." Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction could affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Homer City will have limited ability to obtain additional outside capital for such projects without amending its lease and related agreements. EME is under no contractual or other obligation to provide funding to Homer City.

Climate Change

In June 2010, the US EPA finalized the PSD and Title V GHG tailoring rule. The effective date of the final rule is August 2, 2010. The emissions thresholds for CO2 equivalents in the final rule are as follows:

January - June 2011	75,000 tons per year for new and modified sources already subject to PSD for pollutants other than GHGs
July 2011 - June 2013	100,000 tons per year for new sources, and 75,000 tons per year for modified sources

Petitions for judicial review of the GHG tailoring rule are to be submitted by August 2, 2010. Legal challenges to the GHG tailoring rule have been filed.

Transport Rule

In July 2010, the US EPA issued a Notice of Proposed Rulemaking for a proposed rule, known as the Transport Rule, which would require 31 eastern states (including Pennsylvania) and the District of Columbia to substantially reduce power plant emissions of NOx and SO2 starting in 2012, with additional reductions in 2014. The Transport Rule would replace the Clean Air Interstate Rule, which had been remanded to the US EPA in 2008 for issuance of a revised rule.

The US EPA has proposed three possible approaches to emissions allowance trading. Under its preferred approach, a pollution limit would be set for each state, intrastate trading would be permitted among power plants, and limited interstate trading would also be permitted consistent with the requirement that each state meet its own pollution control obligations. Under the first alternative, a pollution limit would be set for each state, and only intrastate trading of allowances would be permitted. Under the second alternative, a pollution limit would be set for each state and an emissions limit would be set for each power plant, and limited emissions averaging would be permitted among affected units.

Under the Transport Rule, each covered state would initially be subject to a federal implementation plan designed to reduce pollution that significantly contributed to nonattainment of, or interferes with the maintenance of, NAAQS in other states. States would be able to choose to develop state implementation plans to replace the federal implementation plans.

Comments on the Transport Rule will be due 60 days after its publication in the Federal Register. The Transport Rule is scheduled to be finalized in 2011. The Clean Air Interstate Rule will remain in place until that time. If adopted as proposed, the Transport Rule may require the installation of additional environmental equipment to reduce SO2 emissions at Units 1 and 2 of the Homer City facilities.

National Ambient Air Quality Standard for Sulfur Dioxide

In June 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. The final standard is in line with Homer City's expectations and is being taken into account in Homer City's environmental compliance strategy. Revisions to state implementation plans to achieve compliance with the new standard are due to be submitted to the US EPA by February 2014. The US EPA anticipates that the deadline for attainment with the SO2 NAAQS will be August 2017 (five years after the US EPA intends to finalize initial determinations as to the areas of the country that are and are not in attainment with the primary SO2 NAAQS).

Hazardous Substances and Hazardous Waste Laws

In June 2010, the US EPA published proposed regulations relating to coal combustion wastes. Two different proposed approaches are under consideration. The first approach, under which the US EPA would list these wastes as special wastes subject to regulation under Subtitle C of the Resource Conservation and Recovery Act (the section for hazardous wastes), could require Homer City to incur additional capital and operating costs. The second approach, under which the US EPA would regulate these wastes under Subtitle D of the Resource Conservation and Recovery Act (the section for nonhazardous wastes), is substantially similar to the requirements of existing regulations.

Note 8. Supplemental Cash Flows Information

	Six Months Ended June 30,
(in millions)	2010	2009

Cash paid
Interest	$67	$51
Income taxes	—	8
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with affiliate	$6	$90

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

This MD&A discusses material changes in the results of operations, financial condition and other developments of Homer City since December 31, 2009, and as compared to the second quarter of 2009 and six months ended June 30, 2009. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Homer City's annual report on Form 10-K for the year ended December 31, 2009.

MANAGEMENT'S OVERVIEW

Introduction

Homer City is a Pennsylvania limited partnership engaged in the business of operating and selling energy and capacity from its three coal-fired electric generating units. Hedging activities in power markets are arranged by EMMT, on behalf of Homer City.

This overview is presented in two sections:

•
Highlights of operating results, and

•
Environmental developments.

The overview is presented as an update to the overview presented in Homer City's 2009 annual report on Form 10-K. For additional information on these topics, refer to "Management's Overview" on page 34 of Homer City's annual report on Form 10-K for the year ended December 31, 2009.

Highlights of Operating Results

Homer City's net income (loss) for the second quarter and six months ended June 30, 2010 was $(12) million and $(1) million, respectively, compared to $18 million and $29 million for the second quarter and six months ended June 30, 2009, respectively. The decreases in earnings were due to lower realized energy revenue and higher plant maintenance costs primarily attributed to scheduled plant outages during 2010. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Scheduled plant maintenance for 2010 was substantially completed in the second quarter. Higher forced outage rates in 2010 compared to 2009 were the result of deratings caused by opacity. In addition, Homer City's results were impacted by $12 million and $14 million of unrealized losses during the second quarter and six months ended June 30, 2010, respectively, compared to unrealized gains of $5 million during each of the second quarter and six months ended June 30, 2009.

Environmental Developments

US EPA Developments

In June 2010, the US EPA published its final GHG tailoring rule, with less stringent statutory emissions thresholds for GHGs than those originally proposed in late 2009. Since the rule affects only new or modified sources, it is not expected to have any immediate effect on the Homer City facilities.

In June 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. The final standard is in line with Homer City's expectations and is being taken into account in Homer City's environmental compliance strategy.

In June and July of 2010, two proposed rules were published. The first proposed rule, known as the Transport Rule (a replacement for the Clean Air Interstate Rule), would substantially reduce power plant emissions of NOx and SO2 starting in 2012, with additional reductions in 2014, and would impose new limitations on emissions allowance trading. The second proposal relates to the handling of coal combustion wastes.

For further discussion, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Commitments and Contingencies—Contingencies—Environmental Developments."

RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to Homer City's coal-fired generation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Revenues (in millions)	$129	$161	$304	$326

Statistics
Generation (in GWh)	2,289	3,025	5,243	5,683
Equivalent availability	64.5%	90.5%	72.3%	83.7%
Capacity factor	55.5%	73.4%	63.9%	69.3%
Load factor	86.0%	81.1%	88.4%	82.8%
Forced outage rate	14.1%	7.0%	12.1%	9.5%
Average realized energy price/MWh	$48.78	$46.24	$49.57	$51.29
Capacity revenue only (in millions)	$29	$18	$58	$30
Average fuel costs/MWh	$25.08	$20.91	$24.23	$22.36

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Operating revenues	$129	$161	$304	$326
Less:
Unrealized (gains) losses	12	(5)	14	(5)
Capacity and other revenues	(29)	(17)	(58)	(30)

Realized revenues	$112	$139	$260	$291

Generation (in GWh)	2,289	3,025	5,243	5,683
Average realized energy price/MWh	$48.78	$46.24	$49.57	$51.29

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

Operating Revenues

Operating revenues decreased $32 million and $22 million in the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The second quarter and year-to-date decreases were attributable to lower energy revenues primarily due to lower generation and higher unrealized losses related to hedge contracts, partially offset by higher capacity revenues. The Homer City facilities experienced increased forced outages in 2010 compared to 2009 due to opacity-related deratings.

Included in operating revenues were unrealized gains (losses) from hedging activities of $(12) million and $5 million for the second quarters of 2010 and 2009, respectively, and $(14) million and $5 million for the six months ended June 30, 2010 and 2009, respectively. Unrealized gains (losses) in 2010 and 2009 were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts was attributable to changes in the difference between energy prices at the PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Derivative Instruments," respectively.

 Operating Expenses

Operating expenses increased $16 million and $25 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. Fuel expenses decreased $6 million for the second quarter ended June 30, 2010, compared to the corresponding period of 2009. Fuel expenses remained the same for the six months ended June 30, 2010 and 2009. Homer City had lower coal consumption as a result of lower generation for both the second quarter and six months ended June 30, 2010, as compared to the corresponding periods of 2009, which was offset by higher coal costs. The net cost of emission allowances included in fuel expenses was $1 million during each of the second quarters of 2010 and 2009, and $5 million and $8 million during the six months ended June 30, 2010 and 2009, respectively.

Plant operations expenses increased $20 million and $23 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The increases were attributable to higher scheduled plant maintenance and overhaul related expenses due to the deferral of plant outages in 2009. Scheduled plant maintenance for 2010 was substantially completed in the second quarter.

Other Income (Expense)

Interest expense increased $1 million in the six months ended June 30, 2010, compared to the corresponding period of 2009. Interest expense primarily relates to the lease financing of the Homer City facilities. Interest expense also included $10 million in each of the second quarters of 2010 and 2009, and $19 million and $17 million for the six months ended June 30, 2010 and 2009, respectively, related to Homer City's subordinated revolving loan agreement with Edison Mission Finance Co. Homer City had higher long-term debt balances during 2010 as compared to 2009 on the subordinated revolving loan agreement.

Provision (Benefit) for Income Taxes

Homer City had effective income tax provision (benefit) rates during the six months ended June 30, 2010 and 2009 of (72)% and 37%, respectively. Homer City's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Non-qualifying hedges	$—	$1	$—	$—
Ineffective portion of cash flow hedges	(12)	4	(14)	5

Total unrealized gains (losses)	$(12)	$5	$(14)	$5

At June 30, 2010, cumulative unrealized gains of $1 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods in 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

At June 30, 2010, Homer City had cash and cash equivalents of $96 million, compared to $121 million at December 31, 2009. Net cash provided by operating activities decreased $53 million in the first six months of 2010, compared to the first six months of 2009. The 2010 decrease was primarily due to a net loss in 2010 and interest payments made on the subordinated revolving loan during the first six months of 2010, as compared to no interest payments made during the first six months of 2009.

Net cash used in financing activities increased $13 million in the first six months of 2010, compared to the first six months of 2009. During the first six months of 2010, Homer City borrowed $7 million, net less on its affiliate subordinated revolving loan agreement and paid $6 million more of lease financing payments, as compared to the corresponding period of 2009.

Net cash used in investing activities increased $7 million in the first six months of 2010, compared to the first six months of 2009. During the first six months of 2010, Homer City had capital expenditures of $12 million, as compared to $16 million during the corresponding period of 2009. In addition, during the first six months of 2009, Homer City had a $10 million reduction in restricted deposits.

Homer City's usage of cash generated from operations is restricted by the sale-leaseback agreements.

Capital Expenditures and Lease Covenants

At June 30, 2010, the forecasted capital expenditures through 2012 by Homer City were as follows:

(in millions)	July through December 2010	2011	2012

Plant capital expenditures	$8	$52	$24
Environmental expenditures[1]	1	3	22

Total	$9	$55	$46

1
Excludes amounts that may become required under environmental regulations for future operations. For further information, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Commitments and Contingencies—Contingencies—Environmental Developments—Transport Rule" and "—Contingencies—New Source Review Notice of Violation."

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

The rent payments that Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, among other requirements, Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended June 30, 2010, the senior rent service coverage ratio was 2.53 to 1. Homer City was in compliance with the historical and projected senior rent service coverage ratios. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. The sale-leaseback documentation does not permit the owner-lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. Homer City had $20 million included in restricted deposits at June 30, 2010 related to these reserve accounts.

Payments Made Under Subordinated Revolving Loan and Tax Payments

The following table summarizes the payments by Homer City under its subordinated revolving loan with Edison Mission Finance Co., a subsidiary of EME, that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction and any payments made pursuant to tax-allocation agreements.

	Six Months Ended June 30,
(in millions)	2010	2009

Payment of interest	$19	$—
Payment of principal	3	—

Subordinated revolving loan payments	22	—
Tax payments under tax-allocation agreements	—	—

Total payments	$22	$—

 Credit Ratings

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

Contractual Obligations and Contingencies

Fuel Supply Contracts

For a discussion of fuel supply contracts, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Commitments and Contingencies—Commitments—Fuel Supply Contracts."

New Source Review Notice of Violation

For a discussion of the New Source Review Notice of Violation, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Commitments and Contingencies—Contingencies—New Source Review Notice of Violation."

Environmental Matters and Regulations

For a discussion of Homer City's environmental matters, refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Homer City's annual report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to environmental matters specifically affecting Homer City since the filing of Homer City's annual report, except as set forth in "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Commitments and Contingencies—Contingencies—Environmental Developments."

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

The following table depicts the average historical market prices for energy per megawatt-hour for the first six months of 2010 and 2009:

	24-Hour Average Historical Market Prices[1]
	2010	2009

PJM West Hub	$43.88	$41.40
Homer City Busbar	38.28	38.01

1
Energy prices were calculated at the Homer City busbar (delivery point) and the PJM West Hub using historical hourly real-time prices as published by PJM or provided on the PJM web site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2010:

24-Hour Forward Energy Prices[1] PJM West Hub

2010
July	$53.39
August	52.04
September	42.66
October	40.15
November	41.16
December	44.25
2011 calendar "strip"[2]	$45.54

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

EMMT engages in hedging activities for the Homer City facilities to hedge the risk of future change in the price of electricity. The following table summarizes Homer City's hedge positions (including load-serving transactions and forward contracts accounted for on the accrual basis) as of June 30, 2010 for electricity expected to be generated during the remainder of 2010 and in 2011 and 2012:

	2010	2011	2012

MWh (in thousands)	2,474	2,163	1,020
Average price/MWh[1]	$71.43	$51.37	$51.17

1
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions are not directly comparable to the 24-hour PJM West Hub prices set forth above.

Capacity Price Risk

The following table summarizes the status of capacity sales for Homer City at June 30, 2010:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

July 1, 2010 to May 31, 2011	1,884	(211)	1,673	1,813	$174.29	(140)	$55.36	$184.24
June 1, 2011 to May 31, 2012	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013	1,884	(148)	1,736	1,736	133.37	—	—	133.37
June 1, 2013 to May 31, 2014	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[3]

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

3
Includes the impact of a 100 MW capacity swap transaction executed prior to the base residual auction at $135 MW-day.

Basis Risk

During the six months ended June 30, 2010 and 2009, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 13% and 8%, respectively.

Coal Price Risk

The Homer City facilities purchase coal primarily from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at June 30, 2010 for the remainder of 2010 and the following three years:

	July through December 2010	2011	2012	2013

Amount of Coal Under Contract in Millions of Equivalent Tons[1]	2.5	4.2	1.7	0.5

1
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which are related to the price of coal purchased for the Homer City facilities, increased during 2010 from 2009 year-end prices. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $62.75 per ton at July 2, 2010, compared to a price of $52.50 per ton at December 31, 2009, as reported by the Energy Information Administration.

Emission Allowances Price Risk

Homer City purchases (or sells) emission allowances for the Homer City facilities based on the amounts required for actual generation in excess of (or less than) the amounts allocated to these facilities under applicable programs. In the event that actual emission allowances required are greater than allowances held, Homer City is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances was $49 per ton during the six months ended June 30, 2010. Based on broker's quotes and information from public sources, the spot price for SO2 allowances was $15 per ton at June 30, 2010. Homer City did not make any emission allowance purchases in 2009.

For a discussion of environmental regulations related to emissions, refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Homer City's annual report on Form 10-K for the year ended December 31, 2009.

Credit Risk

Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 69% of Homer City's operating revenues for the six months ended June 30, 2010. PJM, a regional transmission organization (RTO) with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.

For the six months ended June 30, 2010, Constellation Energy Commodities Group, Inc., accounted for 19% of Homer City's operating revenues and consisted of energy sales under forward contracts. The contracts with Constellation are guaranteed by Constellation Energy Group, Inc. At June 30, 2010, EMMT's account receivable due from Constellation was $11 million.

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of Homer City's legal proceedings, refer to "Item 3. Legal Proceedings" on page 30 of Homer City's annual report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to legal proceedings specifically affecting Homer City since the filing of Homer City's annual report on Form 10-K for the year ended December 31, 2009, except as follows:

New Source Review Notice of Violation

Recent Developments

In May 2010, Homer City received an NOV from the US EPA. The new NOV alleges claims similar to those in the 2008 NOV, but it adds nonattainment New Source Review requirements to the alleged PSD violations. It also adds two prior owners of the Homer City facilities as parties.

In July 2010, Homer City received a 60-day Notice of Intent to Sue signed by the State of New York and the PADEP, stating their intent to file a citizen suit based on the same or similar theories advanced by the US EPA in the NOV. The Notice of Intent to Sue also named the sale-leaseback owner participants of the Homer City facilities, Homer City's general partner and limited partner, and two prior owners of the Homer City facilities.

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
101
Financial statements from the quarterly report on Form 10-Q of EME Homer City Generation L.P. for the quarter ended June 30, 2010, filed on August 5, 2010, formatted in XBRL: (i) the Statements of Income (Loss), (ii) the Statements of Comprehensive Income (Loss), (iii) the Balance Sheets, (iv) the Statements of Partners' Equity, (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P.
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Director and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	August 5, 2010