Form 10-Q
period 2010-09-30
EME HOMER CITY GENERATION LP
filed 2010-10-29
CIK 1099534

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

        Number of shares outstanding of the registrant's ownership interests as of October 29, 2010: Not applicable.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
GAAP	United States generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Homer City	EME Homer City Generation L.P.
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	nitrogen oxide
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

STATEMENTS OF INCOME (in millions, unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Revenues from Marketing Affiliate	$173	$170	$477	$496
Operating Expenses
Fuel	74	65	201	192
Plant operations	21	22	100	78
Depreciation and amortization	17	16	50	48
Administrative and general	1	1	4	3

Total operating expenses	113	104	355	321

Operating income	60	66	122	175

Other Income (Expense)
Interest expense	(32)	(32)	(96)	(95)

Income before income taxes	28	34	26	80
Provision for income taxes	11	14	10	31

Net Income	$17	$20	$16	$49

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Income	$17	$20	$16	$49
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $8 and $(5) for the three months and $14 and $8 for the nine months ended September 30, 2010 and 2009, respectively	11	(6)	21	5
Reclassification adjustments included in net income, net of income tax benefit of $6 and $18 for the three months and $25 and $19 for the nine months ended September 30, 2010 and 2009, respectively	(7)	(23)	(35)	(20)

Other comprehensive income (loss)	4	(29)	(14)	(15)

Comprehensive Income (Loss)	$21	$(9)	$2	$34

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS (in millions, unaudited)
	September 30, 2010	December 31, 2009

Assets
Current Assets
Cash and cash equivalents	$167	$121
Fuel inventory	70	58
Spare parts inventory	32	31
Derivative assets	40	81
Intangible assets	10	41
Other current assets	8	10

Total current assets	327	342

Property, Plant and Equipment	2,237	2,223
Less accumulated depreciation and amortization	592	540

Net property, plant and equipment	1,645	1,683

Deferred taxes	115	102
Long-term derivative assets	7	1
Restricted deposits	27	27
Long-term intangible assets	35	5

Total Assets	$2,156	$2,160

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$24	$19
Accrued liabilities	6	7
Due to affiliates	66	60
Interest payable	43	25
Interest payable to affiliate	19	9
Derivative liabilities	—	1
Deferred taxes	18	31
Current portion of lease financing	73	65

Total current liabilities	249	217

Long-term debt to affiliate	485	459
Lease financing, net of current portion	1,014	1,084
Benefit plans and other	46	43
Long-term derivative liabilities	3	—

Total Liabilities	1,797	1,803

Commitments and Contingencies (Note 7)

Partners' Equity	359	357

Total Liabilities and Partners' Equity	$2,156	$2,160

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY (in millions, unaudited)
	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity

Balance at December 31, 2009	$356	$1	$357
Net income	16	—	16
Other comprehensive loss	(14)	—	(14)

Balance at September 30, 2010	$358	$1	$359

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Nine Months Ended September 30,
	2010	2009

Cash Flows From Operating Activities
Net income	$16	$49
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	50	47
Deferred taxes	(16)	(1)
Other non-cash items	5	1
Increase in due to affiliates	12	4
Increase in inventory	(14)	(13)
Decrease in other current assets	2	2
Decrease in intangible assets	1	12
Increase in accounts payable and other current liabilities	5	1
Increase in interest payable	28	20
Increase in other liabilities	1	5
Decrease (increase) in derivative assets and liabilities	13	(11)

Net cash provided by operating activities	103	116

Cash Flows From Financing Activities
Borrowings on long-term obligation to affiliate	23	25
Repayments of long-term obligation to affiliate	(3)	(14)
Repayments of lease financing	(63)	(58)

Net cash used in financing activities	(43)	(47)

Cash Flows From Investing Activities
Capital expenditures	(15)	(24)
Proceeds from sale of emission allowances	1	1
Decrease in restricted deposits	—	10

Net cash used in investing activities	(14)	(13)

Net increase in cash and cash equivalents	46	56
Cash and cash equivalents at beginning of period	121	59

Cash and cash equivalents at end of period	$167	$115

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

Cash Equivalents

Cash equivalents include money market funds totaling $30 million and $40 million at September 30, 2010 and December 31, 2009, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

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

Accounting Guidance Not Yet Adopted

Recently issued accounting standards updates by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission

that were effective after September 30, 2010 are not expected to have a material effect on Homer City's results of operations or financial position.

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

In assessing nonperformance risks, EMMT reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The fair value of derivative assets nonperformance risk was none at September 30, 2010.

The following table sets forth Homer City's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total

Assets at Fair Value
Money market funds[1]	$30	$—	$—	$30
Electricity contracts	—	46	1	47
Liabilities at Fair Value
Electricity contracts	$—	$(3)	$—	$(3)
	As of December 31, 2009

Assets at Fair Value
Money market funds[1]	$40	$—	$—	$40
Electricity contracts	—	82	—	82
Liabilities at Fair Value
Electricity contracts	$—	$(1)	$—	$(1)

1
Included in cash and cash equivalents on Homer City's balance sheets.

The change in unrealized gains (losses) related to derivative contracts, net held at September 30, 2010 and 2009 for the three months and nine months ended September 30, 2010 and 2009 was immaterial. Homer City determines the fair value of transfers in and transfers out of each level at the end of each reporting period.

Long-term Obligations

The carrying amount of Homer City's subordinated loan with an affiliate was $485 million at September 30, 2010 and $459 million at December 31, 2009. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City facilities.

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

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

September 30, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	5,476	[1]	2,130	[3]
Electricity	Forwards/Futures	Purchases	GWh	—		1,962	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	49	[2]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	12	[2]	—
Electricity	Congestion	Sales	GWh	—		136	[4]
Electricity	Congestion	Purchases	GWh	—		727	[4]

December 31, 2009

Electricity	Forwards/Futures	Sales	GWh	3,703	[1]	7,566	[3]
Electricity	Forwards/Futures	Purchases	GWh	—		7,566	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	—		1	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]
Electricity	Congestion	Purchases	GWh	—		1,576	[4]

1
Includes forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the Homer City facilities which meet the normal sales and purchase exception and are accounted for on the accrual method.

2
Homer City's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM RPM auction is not accounted for as a derivative.

3
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

 Fair Value of Derivative Instruments

The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Homer City's balance sheets:

September 30, 2010
	Derivative Assets			Derivative Liabilities
							Net Assets
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal

Cash flow hedges	$41	$6	$47	$2	$3	$5	$42
Economic hedges	20	1	21	19	—	19	2

	61	7	68	21	3	24	44
Netting[1]	(21)	—	(21)	(21)	—	(21)	—

Total	$40	$7	$47	$—	$3	$3	$44

December 31, 2009

Cash flow hedges	$87	$—	$87	$8	$—	$8	$79
Economic hedges	26	1	27	25	—	25	2

	113	1	114	33	—	33	81
Netting[1]	(32)	—	(32)	(32)	—	(32)	—

Total	$81	$1	$82	$1	$—	$1	$81

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

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Nine Months Ended September 30,
(in millions)	2010	2009	Income Statement Location

Accumulated other comprehensive income derivative gain at January 1	$66	$130
Effective portion of changes in fair value	35	13
Reclassification from accumulated other comprehensive income to net income	(60)	(39)	Operating revenues

Accumulated other comprehensive income derivative gain at September 30	$41	$104

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at September 30, 2010 and 2009 were $24 million and $61 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Homer City recorded net gains of $3 million and $7 million during the third quarters of 2010 and 2009, respectively, and net gains (losses) of $(4) million and $12 million during the nine months ended September 30, 2010 and 2009, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues on the statements of income.

The effect of realized and unrealized losses from derivative instruments used for non-trading purposes on the statements of income is presented below:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location
(in millions)		2010	2009	2010	2009

Economic hedges	Operating revenues	$2	$(1)	$(2)	$(5)

Note 4. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges, Net	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income

Balance at December 31, 2009	$38	$(2)	$36
Current period change	(14)	—	(14)

Balance at September 30, 2010	$24	$(2)	$22

1
For further detail, see Note 5—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at September 30, 2010, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than Homer City's contract prices. Approximately $22 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through May 31, 2014.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Contributions to Homer City's pension plans were $2.7 million for the nine months ended September 30, 2010 and are estimated at $0.4 million for the last three months of 2010.

The following are components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Service cost	$0.4	$0.4	$1.1	$1.0
Interest cost	0.4	0.4	1.3	1.2
Expected return on plan assets	(0.4)	(0.3)	(1.1)	(0.8)
Amortization of net loss	—	—	—	0.2

Total expense	$0.4	$0.5	$1.3	$1.6

Postretirement Benefits Other Than Pensions

Contributions to Homer City's postretirement benefits other than pensions were $0.5 million for the nine months ended September 30, 2010 and are estimated at $0.2 million for the last three months of 2010.

The following are components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Service cost	$0.1	$0.2	$0.4	$0.5
Interest cost	0.4	0.3	1.2	1.2
Amortization of prior service credit	(0.1)	—	(0.3)	(0.2)
Amortization of net loss	0.1	—	0.2	0.2

Total expense	$0.5	$0.5	$1.5	$1.7

Note 6. Income Taxes

Homer City's effective income tax provision rate was 37% and 39% for the nine months ended September 30, 2010 and 2009, respectively. Homer City's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Note 7. Commitments and Contingencies

Commitments

Capital Improvements

At September 30, 2010, Homer City had firm commitments to spend approximately $3 million for capital expenditures during the remainder of 2010 related to non-environmental improvements. Homer City intends to fund these expenditures through cash generated from operations or funding under its affiliated subordinated revolving loan agreement.

 Fuel Supply Contracts

At September 30, 2010, Homer City had fuel purchase commitments with various third-party suppliers for the purchase of bituminous steam coal and fuel oil. The contracts require Homer City to purchase a minimum quantity over the term of the contracts. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses, these minimum commitments are estimated to aggregate $501 million, summarized as follows: $81 million for the remainder of 2010, $268 million in 2011, $119 million in 2012, and $33 million in 2013.

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

Background

In June 2008, Homer City received an NOV from the US EPA alleging that, beginning in 1988, Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the PSD requirements of the Clean Air Act (CAA). The US EPA also alleges that Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. On June 30, 2009 and January 2, 2010, the US EPA issued requests for information to Homer City under Section 114 of the CAA. Homer City is working on a response to the requests. Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the U.S. Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. Homer City cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

Climate Change

In June 2010, the US EPA finalized the PSD and Title V GHG tailoring rule. The effective date of the final rule is August 2, 2010. The emissions thresholds for carbon dioxide equivalents in the final rule are as follows:

January - June 2011	75,000 tons per year for new and modified sources already subject to PSD for pollutants other than GHGs
July 2011 - June 2013	100,000 tons per year for new sources, and 75,000 tons per year for modified sources

Numerous legal challenges to the GHG tailoring rule have been filed. As written, the rule applies to all sources meeting the thresholds that are built or modified after January 1, 2011. If controls are required to be installed at the Homer City facilities in the future in order to reduce GHG emissions pursuant to regulations issued by the US EPA or others, the potential impact will depend on the nature of the controls applied, which remains uncertain.

Transport Rule

In July 2010, the US EPA issued a Notice of Proposed Rulemaking for a proposed rule, known as the Transport Rule, which would require 31 eastern states (including Pennsylvania) and the District of Columbia to reduce power plant emissions of NOx and SO2 substantially, starting in 2012, with additional reductions in 2014. The Transport Rule would replace the Clean Air Interstate Rule, which had been remanded to the US EPA in 2008 for revision.

The US EPA has proposed three possible approaches to emissions allowance trading. Under its preferred approach, a pollution limit would be set for each state, intrastate trading would be permitted among power plants, and limited interstate trading would also be permitted consistent with the requirement that each state meet its own pollution control obligations. Under the first alternative, a pollution limit would be set for each state, and only intrastate trading of allowances would be permitted. Under the second alternative, a pollution limit would be set for each state, an emissions limit would be set for each power plant, and limited emissions averaging would be permitted among affected units.

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

Hazardous Substances and Hazardous Waste Laws

In June 2010, the US EPA published proposed regulations relating to coal combustion wastes. Two different proposed approaches are under consideration. The first approach, under which the US EPA would list these wastes as special wastes subject to regulation under Subtitle C of the Resource Conservation and Recovery Act (the section for hazardous wastes), could require Homer City to incur additional capital and operating costs. The second approach, under which the US EPA would regulate these wastes under Subtitle D of the Resource Conservation and Recovery Act (the section for nonhazardous wastes), is substantially similar to the requirements of existing regulations. Comments on the proposed regulations are due November 19, 2010.

Note 8. Supplemental Cash Flows Information

	Nine Months Ended September 30,
(in millions)	2010	2009

Cash paid
Interest	$67	$75
Income taxes	—	9
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with affiliate	$6	$115

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

This MD&A discusses material changes in the results of operations, financial condition and other developments of Homer City since December 31, 2009, and as compared to the third quarter of 2009 and nine months ended September 30, 2009. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Homer City's annual report on Form 10-K for the year ended December 31, 2009.

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

Highlights of Operating Results

Homer City's net income for the third quarter ended September 30, 2010 decreased $3 million, compared to the corresponding period of 2009. The third quarter decrease in earnings was primarily attributable to lower unrealized gains and higher coal costs, partially offset by higher average realized energy prices. Unrealized gains during the third quarter of 2010 were $1 million compared to $6 million during the same period last year.

Homer City's net income for the nine months ended September 30, 2010 decreased $33 million, compared to the corresponding period of 2009. The 2010 decrease in earnings was primarily attributable to unrealized losses in 2010 compared to unrealized gains in 2009, an increase in plant operations costs related to scheduled plant outages, and lower realized energy revenues, partially offset by higher capacity revenues. The Homer City facilities experienced increased forced outages in 2010 compared to 2009 due to opacity-related deratings and unscheduled outages. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Unrealized losses during the nine months ended September 30, 2010 were $13 million, compared to unrealized gains of $11 million during the same period last year. Results for the nine months ended September 30, 2010 included the benefit of power hedge contracts entered into during earlier periods at higher prices than current energy prices. For additional information about market conditions, see "Market Risk Exposures."

Environmental Developments

US EPA Developments

For information regarding recent developments in environmental regulations, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Commitments and Contingencies—Contingencies—Environmental Developments."

RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to Homer City's coal-fired generation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Revenues (in millions)	$173	$170	$477	$496

Statistics
Generation (in GWh)	2,984	2,994	8,227	8,677
Equivalent availability	81.7%	92.7%	75.5%	86.8%
Capacity factor	71.7%	71.8%	66.5%	70.1%
Load factor	87.7%	77.5%	88.1%	80.8%
Forced outage rate	15.8%	3.8%	13.5%	7.6%
Average realized energy price/MWh	$48.04	$44.83	$49.01	$49.06
Capacity revenues only (in millions)	$28	$30	$86	$60
Average fuel costs/MWh	$24.92	$21.46	$24.48	$22.05

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

•
The forced outage rate refers to forced outages and deratings excluding events outside of management's control as defined by North American Reliability Corporation (NERC). Examples include floods, tornado damage and transmission outages.

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

The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenues less unrealized gains (losses) and other non-energy related revenues by (ii) generation as shown in the table below. Revenues related to capacity sales are excluded from the calculation of average realized energy price.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Operating revenues	$173	$170	$477	$496
Less:
Unrealized (gains) losses	(1)	(6)	13	(11)
Capacity and other revenues	(29)	(29)	(87)	(59)

Realized revenues	$143	$135	$403	$426

Generation (in GWh)	2,984	2,994	8,227	8,677
Average realized energy price/MWh	$48.04	$44.83	$49.01	$49.06

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

Operating Revenues

Operating revenues increased $3 million for the third quarter and decreased $19 million for the nine months ended September 30, 2010, compared to the corresponding periods of 2009. The third quarter increase was primarily attributable to higher average realized energy prices, partially offset by lower unrealized gains from hedging activities. The year-to-date decrease was primarily attributable to lower energy revenues due to lower generation and unrealized losses in 2010 compared to unrealized gains in 2009, partially offset by higher capacity revenues. The Homer City facilities experienced increased forced outages during the third quarter and nine months ended September 30, 2010, as compared to the corresponding periods of 2009 due to opacity-related deratings and unscheduled outages.

Included in operating revenues were unrealized gains (losses) from hedging activities of $1 million and $6 million for the third quarters of 2010 and 2009, respectively, and $(13) million and $11 million for the nine months ended September 30, 2010 and 2009, respectively. Unrealized gains (losses) in 2010 and 2009 were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts was attributable to changes in the difference between energy prices at the PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Derivative Instruments," respectively.

 Operating Expenses

Operating expenses increased $9 million and $34 million for the third quarter and nine months ended September 30, 2010, respectively, compared to the corresponding periods of 2009. Fuel costs increased $9 million for both the third quarter and nine months ended September 30, 2010, compared to the corresponding periods of 2009. The third quarter and year-to-date increases in fuel costs were attributable to higher coal costs, partially offset by lower emission allowance costs. The net cost of emission allowances included in fuel costs was $1 million and $5 million during the third quarters of 2010 and 2009, and $6 million and $13 million during the nine months ended September 30, 2010 and 2009, respectively.

Plant operations expenses decreased $1 million for the third quarter and increased $22 million for the nine months ended September 30, 2010, compared to the corresponding periods of 2009. The year-to-date increase was attributable to higher scheduled plant maintenance and overhaul related expenses in the first half of the year due to the deferral of plant outages in 2009.

Other Income (Expense)

Interest expense increased $1 million in the nine months ended September 30, 2010, compared to the corresponding period of 2009. Interest expense primarily relates to the lease financing of the Homer City facilities. Interest expense also included $10 million and $9 million in the third quarters of 2010 and 2009, and $29 million and $26 million for the nine months ended September 30, 2010 and 2009, respectively, related to Homer City's subordinated revolving loan agreement with Edison Mission Finance Co. Homer City had higher long-term debt balances during 2010 as compared to 2009 on the subordinated revolving loan agreement.

Provision for Income Taxes

Homer City had an effective income tax provision rate of 37% and 39% during the nine months ended September 30, 2010 and 2009, respectively. Homer City's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Non-qualifying hedges	$—	$—	$—	$—
Ineffective portion of cash flow hedges	1	6	(13)	11

Total unrealized gains (losses)	$1	$6	$(13)	$11

At September 30, 2010, cumulative unrealized gains of $2 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($1 million for the remainder of 2010 and $1 million for 2011).

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

At September 30, 2010, Homer City had cash and cash equivalents of $167 million, compared to $121 million at December 31, 2009. Net cash provided by operating activities decreased $13 million in the first nine months of 2010, compared to the first nine months of 2009. The 2010 decrease was primarily due to lower net income in 2010, partially offset by changes in derivative assets and liabilities.

Net cash used in financing activities decreased $4 million in the first nine months of 2010, compared to the first nine months of 2009. During the first nine months of 2010, Homer City borrowed $9 million, net more on its affiliate subordinated revolving loan agreement and paid $5 million more of lease financing payments, as compared to the corresponding period of 2009.

Net cash used in investing activities increased $1 million in the first nine months of 2010, compared to the first nine months of 2009. During the first nine months of 2010, Homer City made capital expenditures of $15 million, as compared to $24 million during the corresponding period of 2009. In addition, during the first nine months of 2009, Homer City had a $10 million reduction in restricted deposits.

Homer City's usage of cash generated from operations is restricted by the sale-leaseback agreements.

Capital Expenditures and Lease Covenants

At September 30, 2010, forecasted capital expenditures through 2012 by Homer City were as follows:

(in millions)	October through December 2010	2011	2012

Plant capital expenditures	$4	$18	$25
Environmental expenditures[1]	—	—	—

Total	$4	$18	$25

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

The rent payments that Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, among other requirements, Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended September 30, 2010, the senior rent service coverage ratio was 2.81 to 1. Homer City was in compliance with the historical and projected senior rent service coverage ratios. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. The sale-leaseback documentation does not permit the owner-lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. Homer City had $20 million included in restricted deposits at September 30, 2010 related to these reserve accounts.

Payments Made Under Subordinated Revolving Loan and Tax Payments

The following table summarizes the payments by Homer City under its subordinated revolving loan with Edison Mission Finance Co., a subsidiary of EME, that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction and any payments made pursuant to tax-allocation agreements.

	Nine Months Ended September 30,
(in millions)	2010	2009

Payment of interest	$19	$24
Payment of principal	3	14

Subordinated revolving loan payments[1]	22	38
Tax payments under tax-allocation agreements	—	—

Total payments	$22	$38

1
On October 1, 2010, Homer City made a permitted distribution payment of $52 million.

 Credit Ratings

Homer City is not currently rated. Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. Credit ratings for EME and EMMT as of September 30, 2010 are as follows:

	Moody's Rating	S&P Rating	Fitch Rating

EME[1]	B3	B-	B-
EMMT	Not Rated	B-	Not Rated

1
Senior unsecured rating.

Homer City cannot provide assurance that the current credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Homer City notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

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

The following table depicts the average historical market prices for energy per megawatt-hour for the first nine months of 2010 and 2009:

	24-Hour Average Historical Market Prices[1]
	2010	2009

PJM West Hub	$46.65	$38.65
Homer City Busbar	39.80	35.16

1
Energy prices were calculated at the Homer City busbar (delivery point) and the PJM West Hub using historical hourly real-time prices as published by PJM or provided on the PJM web site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2010:

24-Hour Forward Energy Prices[1] PJM West Hub

2010
October	$36.81
November	36.36
December	39.70
2011 calendar "strip"[2]	$41.06
2012 calendar "strip"[2]	$43.10

1
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point.

2
Market price for energy purchases for the entire calendar year.

Forward prices for the 2011 calendar strip indicated on the preceding table have decreased from December 31, 2009 prices of $49.43 for the PJM West Hub. Forward market prices at the PJM West Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Homer City facilities into these markets may vary materially from the forward market prices set forth in the preceding table.

EMMT engages in hedging activities for the Homer City facilities to hedge the risk of future change in the price of electricity. The following table summarizes Homer City's hedge positions (including load requirements services contracts and forward contracts accounted for on the accrual basis) as of September 30, 2010 for electricity expected to be generated during the remainder of 2010 and in 2011 and 2012:

	2010	2011	2012

MWh (in thousands)	1,504	3,214	1,020
Average price/MWh[1,2]	$65.30	$50.42	$51.17

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

2
The average price/MWh includes 25 to 84 MW for periods ranging from October 1, 2010 to May 31, 2012 sold in conjunction with load requirements services contracts.

The decline in 2010 market prices will impact realized energy and hedge prices in 2011 and 2012 and could have a material impact on 2011 and 2012 results.

Through October 25, 2010, offsetting positions were entered into to reduce the hedge position of Homer City's operations. The reduction in the hedge position was 2,244 MWh (in thousands) with an average price of $47.30/MWh.

Capacity Price Risk

The following table summarizes the status of capacity sales for Homer City at September 30, 2010:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[3]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold[2] MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

October 1, 2010 to May 31, 2011	1,884	(261)	1,623	1,813	$174.29	(190)	$53.95	$188.38
June 1, 2011 to May 31, 2012	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013	1,884	(232)	1,652	1,736	133.37	(84)	16.46	139.31
June 1, 2013 to May 31, 2014	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[4]

1
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

2
Excludes 25 to 84 MW of capacity for periods ranging from October 1, 2010 to May 31, 2012 sold in conjunction with load requirements services contracts.

3
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

4
Includes the impact of a 100 MW capacity swap transaction executed prior to the base residual auction at $135 MW-day.

 Basis Risk

During the nine months ended September 30, 2010 and 2009, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 15% and 9%, respectively.

Coal Price Risk

The Homer City facilities purchase coal primarily from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2010 for the remainder of 2010 and the following three years:

	October through December 2010	2011	2012	2013

Amount of Coal Under Contract in Millions of Equivalent Tons[1]	1.4	4.4	1.9	0.5

1
The amount of coal under contract in tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which are related to the price of coal purchased for the Homer City facilities, increased during 2010 from 2009 year-end prices. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $69.50 per ton at October 1, 2010, compared to a price of $52.50 per ton at December 31, 2009, as reported by the Energy Information Administration.

Emission Allowances Price Risk

Homer City purchases (or sells) emission allowances for the Homer City facilities based on the amounts required for actual generation in excess of (or less than) the amounts allocated to these facilities under applicable programs. In the event that actual emission allowances required are greater than allowances held, Homer City is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances was $49 per ton during the nine months ended September 30, 2010. Based on broker's quotes and information from public sources, the spot price for SO2 allowances was $10.50 per ton at September 30, 2010. Homer City did not purchase emission allowances in 2009.

For a discussion of environmental regulations related to emissions, refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Homer City's annual report on Form 10-K for the year ended December 31, 2009.

Credit Risk

Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 70% of Homer City's operating revenues for the nine months ended September 30, 2010. Moody's rates PJM's debt Aa3. PJM, a regional transmission organization (RTO) with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.

For the nine months ended September 30, 2010, Constellation Energy Commodities Group, Inc., accounted for 19% of Homer City's operating revenues and consisted of energy sales under forward contracts. The contracts with Constellation are guaranteed by Constellation Energy Group, Inc., which has a senior unsecured debt rating of BBB- by S&P and Baa3 by Moody's. At September 30, 2010, EMMT's account receivable due from Constellation was $11 million.

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

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101	Financial statements from the quarterly report on Form 10-Q of EME Homer City Generation L.P. for the quarter ended September 30, 2010, filed on October 29, 2010, formatted in XBRL: (i) the Statements of Income, (ii) the Statements of Comprehensive Income (Loss), (iii) the Balance Sheets, (iv) the Statements of Partners' Equity, (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P.
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Director and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	October 29, 2010