Form 10-K
period 2010-12-31
EME HOMER CITY GENERATION LP
filed 2011-02-28
CIK 1099534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

        Aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of June 30, 2010: $0. Number of shares outstanding of the registrant's Common Stock as of February 28, 2011: Not applicable.

        The registrant meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K under the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

v

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

•
governmental, statutory, regulatory or administrative changes or initiatives affecting Homer City or the electricity industry generally, including market structure rules and price mitigation strategies adopted by independent system operators and regional transmission organizations;

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

•
effects of legal proceedings, including the New Source Review lawsuit discussed in this annual report, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards; and

•
general political, economic and business conditions.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CO2	carbon dioxide
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FERC	Federal Energy Regulatory Commission
GAAP	United States generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
HAP(s)	hazardous air pollutant(s)
Homer City	EME Homer City Generation L.P.
ISO(s)	independent system operator(s)
MMBtu	million British thermal units
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standard(s)
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NSR	New Source Review
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
RTO(s)	regional transmission organization(s)
SCR	selective catalytic reduction
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
Transport Rule	Clean Air Transport Rule
US EPA	United States Environmental Protection Agency

PART I

ITEM 1.  BUSINESS

Overview

Homer City is a Pennsylvania limited partnership with Chestnut Ridge Energy Company as a limited partner with a 99.9 percent interest and Mission Energy Westside Inc. as a general partner with a 0.1 percent interest. Both Chestnut Ridge Energy and Mission Energy Westside are wholly owned subsidiaries of Edison Mission Holdings Co., a wholly owned subsidiary of EME. EME is an indirect wholly owned subsidiary of Edison International. Homer City was formed for the purpose of acquiring, owning and operating three coal-fired electric generating units and related facilities located in Indiana County, Pennsylvania with an aggregate capacity of 1,884 MW, which Homer City collectively refers to as the "Homer City plant," for the purpose of producing electric energy. Homer City acquired the Homer City plant on March 18, 1999 and completed a sale-leaseback of its facilities to third parties in December 2001.

Homer City derives revenues from the sale of energy, capacity and ancillary services into PJM and from bilateral contracts with power marketers and load-serving entities within PJM and NYISO. Homer City is a party to a contract with EMMT, an EME subsidiary engaged in asset management and trading activities, under which EMMT sells energy, capacity and ancillary services from the Homer City plant into the wholesale market, engages in hedging activities and provides scheduling and other services.

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

Description of the Industry

Electric Power Industry

The United States electric industry, including companies engaged in providing generation, transmission, distribution and retail sales and service of electric power, has undergone significant deregulation over the last three decades, which has led to increased competition, especially in the generation sector. See further discussion of regulations under "Regulatory Matters."

In areas where ISOs and RTOs have been formed, market participants have open access to transmission service typically at a system-wide rate. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. In addition, capacity markets in various regional wholesale power markets compensate supply resources for the capability to supply electricity when needed, and demand resources for the electricity they avoid using.

Wholesale Markets

Energy and capacity from the Homer City plant are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Thus, Homer City is subject to market risks related to the price of energy and capacity from the Homer City plant. Power generated at the Homer City plant is primarily sold into PJM, an RTO which includes all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. Sales may also be made into the NYISO, which controls the transmission grid and energy and capacity markets for New York State.

PJM

PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators indicating the minimum prices at which a bidder is willing to dispatch energy at various incremental generation levels. PJM requires all load-serving entities and generators, such as Homer City, to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM's capacity markets have a single market-clearing price for each capacity zone. In May of every year, PJM conducts an annual capacity auction (RPM) to commit generation, energy efficiency, and demand side resources three years forward, and to provide a long-term pricing signal for capacity resources.

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

 Competition

Homer City is subject to competition from energy marketers, public utilities, government-owned power agencies, industrial companies, financial institutions, and other independent power producers. These companies may have competitive advantages as a result of scale, the location of their generation facilities or other factors. Some of Homer City's competitors have a lower cost of capital than most independent power producers and, in the case of utilities, are often able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

State and local environmental regulations, particularly those that impose stringent state specific emission limits, could put the Homer City plant at a disadvantage compared with competing power plants operating in nearby states and subject to less stringent state emission limits or to federal emission limits alone. Potential future climate change regulations could also put the Homer City plant at a disadvantage compared to both power plants utilizing other fuels and utilities that may be able to recover climate change compliance costs through rate-base mechanisms. In addition, the ability of these plants to compete may be affected by governmental and regulatory activities designed to support the construction and operation of power generation facilities fueled by renewable energy sources.

Overview of Facilities Under Lease

The Homer City plant is located on a 2,413-acre site approximately 45 miles northeast of Pittsburgh within Indiana County, Pennsylvania. Homer City owns a fee interest in the land and leases the facilities on which the generating units are located pursuant to a sale-leaseback transaction completed in December 2001. As a result of the sale-leaseback transaction, Homer City leased the property on which the generating units are located to the owner lessors through site leases and each owner lessor in turn subleased its undivided ground interest in the property to Homer City through site subleases. The term of the site leases is 45 years from the date of the sale-leaseback, with specified renewal options. The term of the site subleases is 33.67 years, the term of the sale-leaseback financing, and is renewable upon renewal of the Homer City facility leases.

The Homer City plant consists of the generating units, a coal cleaning facility, water supply provided by a 1,800-acre reservoir site known as Two Lick Dam, which is not part of the 2,413-acre site, and associated support facilities. The Homer City generating units benefit from direct transmission access to both PJM and NYISO through seven high voltage lines which interconnect through a switchyard located on the site.

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

Water Supply and Other Support Facilities

The Homer City generating units receive their water supply from Two Lick Creek. The water supply to Two Lick Creek is regulated by releases from Two Lick Dam, which is located approximately eight miles upstream from the Homer City plant and is owned, operated and maintained by Homer City in accordance with a dam safety permit and a drought management plan and related consent order and agreement with the PADEP. These facilities were not sold to third parties as part of the 2001 sale-leaseback transaction. Each of the Homer City generating units has a natural draft-cooling tower. A portion of the waste heat in the water leaving the units' condensers is diverted from these towers to a 14-acre polyethylene roofed greenhouse complex located adjacent to the Homer City units. After the water passes through this greenhouse complex, it is returned to the basin of the cooling towers for reuse.

Other support facilities located on the site include a dry ash disposal area, a coal refuse disposal area, coal receiving and storage facilities and water treatment and pumping facilities.

Transmission and Interconnection

Existing transmission lines leaving the Homer City generating units are interconnected with both PJM and NYISO. Subject to PJM transmission availability and reliability considerations, Homer City has the ability to transmit full plant output into NYISO. In addition, the Homer City generating units can make use of an indirect interconnection to the East Central Area reliability market.

Homer City's general partner, Mission Energy Westside, provides Homer City with all services necessary to interconnect its generating units with their transmission systems, other than services provided under existing tariffs. Unless terminated earlier in accordance with its terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. The termination date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend such interconnection services (but not the expiration of the agreement) to modifications, additions, upgrades or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition, upgrade or repowering of the Homer City units.

 Significant Customers

For a discussion of significant customers, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 5. Derivative Instruments and Hedging Activities—Credit Risk."

Fuel Supply

Homer City's Units 1 and 2 collectively consume approximately 3.3 million to 3.5 million tons of mid-range sulfur coal per year. Two types of coal are purchased, ready-to-burn and raw coal. Ready-to-burn coal is of the quality that can be burned directly in Units 1 and 2, whereas the raw coal purchased for consumption by Units 1 and 2 must be cleaned in the Homer City coal cleaning facility, which has the capacity to clean up to 5 million tons of coal per year. The Homer City coal cleaning facility is operated by Homer City Coal Processing Corporation under a coal cleaning agreement that expires December 31, 2012. Unit 3 consumes approximately 2 million tons of coal per year and can consume either raw or ready-to-burn coal. A wet scrubber FGD system for Unit 3 enables this unit to burn less expensive, higher sulfur coal, while still meeting environmental standards for emission control. In general, the coal purchased for all three units is acquired locally. Homer City purchases the majority of its coal under term contracts with the balance purchased in the spot market as needed. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Coal Price Risk."

Emission Allowances

The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's implementation of the CAIR, the Homer City plant is required to hold seasonal and annual NOx allowances. As part of the acquisition of the Homer City plant, Homer City obtained emission allowance rights that have been or are allocated to these facilities. Homer City purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. Future regulations, including the Transport Rule, may impact future emission allowance allocations and may require Homer City to purchase additional allowances in amounts that could be significant.

Insurance

For a discussion of insurance, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies—Contingencies—Insurance."

Seasonality

Due to fluctuations in electric demand resulting from warm weather during the summer months and cold weather during the winter months, electric revenues from the Homer City plant normally vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall), further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Homer City plant are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

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

Federal Power Act

The FERC has exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce (other than transmission that is "bundled" with retail sales), including ongoing, as well as initial, rate jurisdiction. Rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market based. Previously approved rates may also be revoked or modified by the FERC after notice and opportunity for hearing.

The FERC also has jurisdiction over the sale or transfer of specified assets, including wholesale power sales contracts and generation facilities and, in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. Dispositions of Homer City's jurisdictional assets and certain types of financing arrangements may require FERC approval.

Homer City, an exempt wholesale generator (EWG), is subject to the FERC's ratemaking jurisdiction under the Federal Power Act, but has been authorized to sell power at market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. If Homer City were to lose its EWG status, defaults under the covenants in Homer City's agreements could be triggered.

Reliability Standards

NERC establishes and enforces reliability standards for the bulk power system. Homer City believes it has taken appropriate steps to be compliant with current NERC reliability standards that apply to its operations.

Transmission of Wholesale Power

Homer City utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is subject to FERC jurisdiction.

 Environmental Matters and Regulations

Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions and requirements with respect to the operation of the Homer City plant. Homer City continues to monitor legislative and regulatory developments and to evaluate possible strategies for compliance with environmental regulations. Additional information about environmental matters affecting Homer City, including projected environmental capital expenditures, is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures and Lease Covenants" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets—Application to Merchant Coal-Fired Power Plants."

Climate Change

There have been a number of federal and state legislative and regulatory initiatives to reduce GHG emissions. Any climate change regulation or other legal obligation that would require substantial reductions in emissions of GHGs or that would impose additional costs or charges for the emission of GHGs could significantly increase the cost of generating electricity from fossil fuels, and especially from coal-fired plants, which could adversely affect Homer City.

Federal Legislative/Regulatory Developments

Efforts to pass comprehensive federal climate change legislation have not yet been successful. The timing, contents, and potential effects on Homer City of federal legislation imposing limits on GHG emissions remain uncertain. However, the US EPA has begun to issue federal GHG regulations that are likely to impact Homer City's operations.

In June 2010, the US EPA issued the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule." This regulation generally subjects newly constructed sources of GHG emissions and newly modified existing major sources to the PSD air permitting program beginning in January 2011 (and later, to the Title V permitting program under the CAA); however, the GHG tailoring rule significantly increases the emissions thresholds that apply before facilities are subjected to these programs. The emissions thresholds for CO2 equivalents in the final rule vary from 75,000 tons per year to 100,000 tons per year depending on the date and whether the sources are new or modified.

A challenge to the GHG tailoring rule (along with other GHG regulations and determinations issued by the US EPA) is pending before the U.S. Court of Appeals for the D.C. Circuit. Regulation of GHG emissions pursuant to the PSD program could affect efforts to modify the Homer City plant in the future. If Homer City is required to install controls in the future or otherwise modify its operations in order to reduce GHG emissions, the potential impact of the GHG tailoring rule will depend on the nature and timing of the controls or modifications, which remain uncertain.

In December 2010, the US EPA announced that it had entered into a settlement with various states and environmental groups to resolve a long-standing dispute over regulation of GHGs from electrical generating units pursuant to the New Source Performance Standards in the CAA. Under the pending settlement, the US EPA will propose performance standards for GHG emissions from new and modified power plants and emissions guidelines for existing power plants in July 2011, and will finalize such regulations by May 2012, with compliance dates for existing power plants expected to be in 2015 or 2016. The specific requirements will not be known until the regulations are finalized.

Since January 2010, the US EPA's Final Mandatory Greenhouse Gas Reporting Rule has required all sources within specified categories, including electric generation facilities, to monitor emissions and to submit annual reports to the US EPA by March 31 of each year, with the first report due on March 31, 2011. Homer City's 2010 GHG emissions were approximately 11.2 million metric tons.

Litigation Developments

Litigation alleging that GHG is a public and private nuisance may affect Homer City whether or not it is named as a defendant. The law is unsettled on whether or not this litigation presents questions capable of judicial resolution or political questions that should be resolved by the legislative or executive branches.

In December 2010, the Supreme Court agreed to review a case in which an appellate panel had endorsed the availability of judicial remedies for nuisance allegedly caused by GHG emissions associated with climate change. Oral argument before the Supreme Court is scheduled for April 2011. Currently pending while the Supreme Court considers the matter before it is an appeal before the Ninth Circuit of a federal district order dismissing a case against Homer City's ultimate parent company, Edison International, and other defendants brought by the Alaskan Native Village of Kivalina in which the plaintiffs seek damages of up to $400 million for the cost of relocating the village, which the plaintiffs claim is no longer protected from storms because the Arctic sea ice has melted as the result of climate change. Edison International and the other defendants in the lawsuit recently requested the Ninth Circuit to defer oral argument on the appeal pending the Supreme Court's decision on related issues.

Homer City cannot predict whether the legal principles emerging from the U.S. Supreme Court or any of the cases in the appellate courts will result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts for these sorts of claims.

Air Quality

The CAA, which regulates air pollutants from mobile and stationary sources, has a significant impact on the operation of the Homer City plant. The CAA requires the US EPA to establish concentration levels in the ambient air for six criteria pollutants to protect public health and welfare. These concentration levels are known as National Ambient Air Quality Standards, or NAAQS. The six criteria pollutants are carbon monoxide, lead, nitrogen dioxide, ozone, particulate matter, and SO2.

Federal environmental regulations require states to adopt state implementation plans, known as SIPs, for certain pollutants, which detail how the state will attain the standards that are mandated by the relevant law or regulation. The SIPs must be equal to or more stringent than the federal requirements and must be submitted to the US EPA for approval. Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas), and must develop a SIP both to bring non-attainment areas into compliance with the NAAQS and to maintain good air quality in attainment areas. If the attainment status of areas changes, states may be required to develop new SIPs that address the changes. The Homer City plant is located in a county that has not attained NAAQS for ozone (affected by NOx emissions from power plants) and fine particulate matter (affected by SO2 and NOx emissions from power plants).

Nitrogen Oxide and Sulfur Dioxide

Clean Air Interstate and Transport Rules

The CAIR, issued by the US EPA on March 10, 2005, mandated significant reductions in NOx and SO2 emission allowance caps under the CAA in 28 eastern states and the District of Columbia. In 2008, the U.S. Court of Appeals for the D.C. Circuit initially vacated the CAIR, but later remanded the CAIR to the US EPA for the issuance of a revised rule. The CAIR remains in effect until the US EPA finalizes a revised regulation.

In July 2010, the US EPA issued a Notice of Proposed Rulemaking for a proposed rule, known as the Transport Rule, which would require 31 eastern states (including Pennsylvania) and the District of Columbia to reduce power plant emissions of NOx and SO2 substantially, starting in 2012, with additional reductions in 2014. The Transport Rule would replace the CAIR.

The US EPA has proposed allocating emission allowances based on historic and projected emissions data from power plants, along with three possible approaches to emission allowance trading. Under its preferred approach, a pollution limit would be set for each state, intrastate trading of allowances would be permitted among power plants, and limited interstate trading would also be permitted consistent with the requirement that each state meet its own pollution control obligations. Under the first alternative, a pollution limit would be set for each state, and only intrastate trading of allowances would be permitted. Under the second alternative, a pollution limit would be set for each state, an emissions limit would be set for each power plant, and limited emissions averaging would be permitted among affected units. In January 2011, the US EPA proposed two other possible approaches to emission allowance allocation. Both approaches would allocate allowances among units within each state based on each unit's proportional share of the state's total historic heat input, and the second approach would add a constraint based on a unit's reasonably foreseeable maximum emissions under the proposed Transport Rule trading programs.

The Transport Rule is scheduled to be finalized in 2011. The CAIR will remain in place until that time. The Transport Rule may require the installation of additional environmental equipment on Units 1 and 2 at the Homer City plant to reduce SO2 emissions and, depending on the approach adopted, may also require Homer City to procure a significant number of additional allowances pending such installation or curtail operations if it is unable to do so on acceptable terms. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview—Environmental Developments—Environmental Issues and Capital Resource Limitations."

Proposed NAAQS for SO2

In June 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. The final standard is being taken into account in Homer City's environmental compliance strategy. Revisions to SIPs to achieve compliance with the new standard are due to be submitted to the US EPA by February 2014, with a compliance deadline of August 2017.

Pennsylvania

The Homer City plant was subject to the federal CAIR during 2010 and complied with both the NOx and SO2 requirements by using existing equipment and purchasing SO2 allowances. Pennsylvania adopted a state version of the CAIR, which the US EPA approved in December 2009. Homer City expects to comply with the Pennsylvania CAIR, which is substantially similar to the federal CAIR, in the same manner in which it complies with the federal CAIR.

Mercury/Hazardous Air Pollutants

Clean Air Mercury Rule/Hazardous Air Pollutant Regulations

The CAMR was established by the US EPA as an attempt to reduce mercury emissions from existing coal-fired power plants using a cap-and-trade program. In February 2007, the U.S. Court of Appeals for the D.C. Circuit vacated both the CAMR and the related US EPA decision to remove oil- and coal-fired power plants from the list of sources to be regulated under the provisions of the CAA governing emissions of HAPs.

In accordance with a consent decree entered in April 2010, the US EPA committed to proposing regulations by March 16, 2011 limiting emissions of HAPs from coal- and oil-fired electrical generating units that are major sources of HAPs, and to finalizing such regulations by November 2011. The emissions standards must be designed to achieve the maximum degree of emission reduction that the US EPA determines is achievable for the affected units, taking into account costs and non-air quality environmental and health benefits (also referred to as maximum achievable control technology, or MACT standard). Unlike the CAMR, the US EPA must regulate all of the HAPs emitted by these generating units. Compliance with the MACT standards will be required three years after the effective date of the final regulations. Until the US EPA's regulations are finalized, Homer City cannot determine whether the actions it is taking to comply with other legal requirements (including the CPS) will be sufficient to address its obligations under the new regulations.

Pennsylvania

Until Pennsylvania passes new legislation authorizing the adoption of mercury regulations or the US EPA finalizes a revised HAPs regulation that includes mercury limits, the Homer City plant will not be required to comply with Pennsylvania mercury limitations. The PADEP attempted to implement regulations that would have required coal-fired power plants to reduce mercury emissions by 80% by 2010 and 90% by 2015, as embodied in the Pennsylvania CAMR SIP. The rule did not allow the use of emissions trading to achieve compliance. The Pennsylvania Supreme Court upheld a decision by the Commonwealth Court declaring Pennsylvania's mercury rule unlawful, invalid and unenforceable, and enjoining the continued implementation and enforcement of the rule.

Ozone and Particulates

National Ambient Air Quality Standards

In January 2010, the US EPA proposed a revision to the primary and secondary NAAQS for 8-hour ozone that it had finalized in 2008. The 8-hour ozone standard established in 2008 was 0.075 parts per million. In January 2010, the US EPA proposed establishing a primary 8-hour ozone NAAQS between 0.060 and 0.070 parts per million and a distinct secondary standard to protect sensitive vegetation and ecosystems. The US EPA is expected to finalize the revision to the ozone NAAQS by July 2011. It is expected that once the US EPA finalizes the revised ozone NAAQS, it will propose a second Transport Rule that may further affect electric power generating units. The US EPA is also expected to propose revised fine particulate matter NAAQS in 2011, which could result in further emission reduction requirements in future years.

Pennsylvania

In August 2007, the US EPA accepted the PADEP's maintenance plan, which indicated that the existing (and upcoming) regulations controlling emissions of volatile organic compounds and NOx will result in continued compliance with the 1997 8-hour ozone standard. However, in March 2009, the PADEP recommended to the US EPA that Indiana County (where the Homer City plant is located) be designated non-attainment under the US EPA's 2008 revised 8-hour ozone standard. Until the US EPA completes its revision to the 8-hour ozone standard, redesignations are finalized, and additional regulations are developed to achieve attainment with the revised standard, Homer City will not know what specific requirements it will have to meet. However, Homer City expects that its currently installed SCRs will be capable of meeting these new requirements.

Effective April 1, 2009, the PADEP changed its air opacity policy, eliminating many exemptions and reducing the allowable exceedance rate to 0.5% of a unit's operating time. Homer City undertook optimization of unit ramp rates and combustion parameters at the Homer City plant to reduce the deratings required to meet the opacity standards. Additional capital improvements may also be required. Homer City operated below the 0.5% exceedance rate during 2010.

With respect to fine particulates, in November 2009, the US EPA indicated that Indiana County (where the Homer City plant is located) had not attained applicable standards. The PADEP must submit an updated SIP by November 13, 2012. Homer City cannot predict the potential effects on the Homer City plant of changes to the SIP.

Regional Haze

The regional haze rules under the CAA are designed to prevent impairment of visibility in certain federally designated areas. The goal of the rules is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions by 2064. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install BART or implement other control strategies to meet regional haze control requirements. The US EPA issued a final rulemaking on regional haze in 2005, requiring emission controls that constitute BART for industrial facilities that emit air pollutants which reduce visibility by causing or contributing to regional haze. These amendments required states to develop implementation plans to comply with BART by December 2007, to identify the facilities that will have to reduce SO2, NOx and particulate matter emissions, and then to set BART emissions limits for those facilities. Failure to do so would result in the imposition of a Federal Implementation Plan.

Beginning on December 31, 2009, Pennsylvania became subject to a two-year deadline after which a Federal Implementation Plan (which has not yet been proposed) will govern related emission issues. Pennsylvania submitted its proposed SIP revisions to the US EPA in December 2010. Pennsylvania proposes that the existing particulate matter emission limits on the Homer City plant, as well as the plant's participation in the CAIR, will satisfy the BART requirement.

New Source Review Requirements

The NSR regulations impose certain requirements on facilities, such as electric generating stations, if modifications are made to air emissions sources at the facility. Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address NSR compliance issues at the nation's coal-fired power plants. The strategy has included both the filing of suits against a number of power plant owners, and the issuance of administrative Notice of Violations to a number of power plant owners alleging NSR violations. The US EPA has filed an enforcement action against Homer City alleging NSR violations. For further discussion, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies—Contingencies—New Source Review Lawsuit."

Coal Combustion Wastes

US EPA regulations currently classify coal ash and other coal combustion residuals as solid wastes that are exempt from hazardous waste requirements. This classification enables beneficial uses of coal combustion residuals, such as for cement production and fill materials.

In June 2010, the US EPA published proposed regulations relating to coal combustion residuals. Two different proposed approaches are under consideration. The first approach, under which the US EPA would list these residuals as special wastes subject to regulation as hazardous wastes, could require Homer City to incur additional capital and operating costs. The second approach, under which the US EPA would regulate these residuals as nonhazardous wastes, would establish minimum technical standards for units that are used for the disposal of coal combustion residuals, but would allow procedural and enforcement mechanisms (such as permit requirements) to be exclusively a matter of state law. Many of the proposed technical standards are similar under both proposed options (for example, surface impoundments may need to be retrofitted, depending on which standard is finally adopted), but the second approach would not require the retrofitting of landfills used for the disposal of coal combustion residuals.

Employees

At December 31, 2010, Homer City employed 265 employees, approximately 192 of whom are covered by a collective bargaining agreement governing wages, benefits and working conditions. This collective bargaining agreement expires on December 31, 2012.

ITEM 1A.  RISK FACTORS

Regulatory and Environmental Risks

Homer City is subject to extensive environmental regulation and permitting requirements that may involve significant and increasing costs.

Homer City's operations are subject to extensive and frequently changing environmental regulations with respect to, among other things, air quality, water quality and waste disposal which involve significant and increasing costs and substantial uncertainty. Homer City is required to obtain, and comply with conditions established by, licenses, permits and other approvals in order to construct, operate or modify its facilities. Failure to comply with these requirements could subject Homer City to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail Homer City's operations. Homer City may also be exposed to risks arising from past, current or future contamination at its facilities or with respect to off-site waste disposal sites that have been used in its operations.

Homer City devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with environmental regulatory requirements. Homer City believes that it is currently in substantial compliance with environmental regulatory requirements. However, the US EPA has filed an enforcement action against Homer City alleging violations of the CAA and other regulations at the Homer City plant. For more detail with respect to these matters, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies."

The current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. The adoption of laws and regulations to implement CO2 controls could adversely affect coal-fired power plants. Other environmental laws, particularly with respect to air emissions, disposal of ash, wastewater discharge and cooling water systems, are also generally becoming more stringent. The continued operation of the Homer City plant is expected to require substantial capital expenditures for environmental controls. If Homer City cannot comply with all applicable regulations, it could be required to retire or suspend operations at its facilities, or restrict or modify the operations of its facilities, and its business, results of operations and financial condition could be adversely affected.

Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Homer City cannot provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for the Homer City plant. If there is a delay in obtaining required approvals or permits or if Homer City fails to obtain and comply with such permits, the operation of the Homer City plant may be interrupted or become subject to additional costs.

Homer City is subject to extensive energy industry regulation.

Homer City's operations are subject to extensive regulation by governmental agencies. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the development and construction of generation facilities, the ownership and operations of generation facilities, and access to transmission. Generation facilities are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use, and operation of a project. Homer City, in the course of its business, must obtain and periodically renew licenses, permits and approvals for the Homer City plant. The FERC may impose various forms of market mitigation measures, including price caps and operating restrictions, where it determines that potential market power might exist and that the public interest requires mitigation. RTOs and ISOs may impose bidding and scheduling rules, both to curb the potential exercise of market power and to facilitate market functions. Such actions may materially affect Homer City's results of operations. The Homer City plant is also subject to mandatory reliability standards promulgated by NERC, compliance with which can increase the facilities' operating costs or capital expenditures.

This extensive governmental regulation creates significant risks and uncertainties for Homer City's business. Existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to Homer City or its facilities or operations in a manner that may have a detrimental effect on its business or result in significant additional costs.

Market Risks

Homer City's operations are subject to market risks related to wholesale energy prices because it operates without long-term power purchase agreements. Wholesale energy prices have substantially declined in recent years.

The Homer City plant operates without long-term power purchase agreements. Because the output of the Homer City plant is not committed to be sold under long-term contracts, the plant is subject to market forces which determine the amount and price of energy, capacity and ancillary services sold from the plant. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced when it is to be used. As a result, the wholesale power markets are subject to significant and unpredictable price fluctuations over relatively short periods of time. Due to the volume of sales into PJM from the Homer City plant, Homer City has concentrated exposure to market conditions and fluctuations in PJM. Prices for power have declined significantly in recent years as a result of increased use of demand response technology, changes in final demand for power during the economic slowdown, and technological developments that have permitted the exploitation of natural gas shale reserves in a way that has resulted in substantial declines in market prices for natural gas which supplies power plants that compete with the Homer City plant.

Market prices of energy, capacity and ancillary services sold from the Homer City plant are influenced by multiple factors beyond Homer City's control, and thus there is considerable uncertainty whether or when current depressed prices will recover or whether Homer City can effectively hedge the risks involved on economic terms. Homer City's hedging activities may not cover the entire exposure of its assets or positions to market price volatility, and the level of coverage will vary over time. The effectiveness of Homer City's hedging activities may depend on the amount of credit available for EMMT to post collateral, either in support of performance guarantees or as cash margin, and liquidity requirements may be greater than Homer City anticipates or will be able to meet. Homer City cannot provide assurance that its hedging strategies will successfully mitigate market risks. For more detail with respect to these matters, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk."

Homer City's financial results can be affected by changes in fuel prices, fuel transportation cost and interruptions in fuel supply.

In addition to volatile power prices, Homer City's business is subject to changes in fuel costs and fuel transportation costs. Fuel costs are volatile and can be influenced by many factors outside Homer City's control. The price at which Homer City can sell its energy may not rise or fall at the same rate as a corresponding rise or fall in fuel costs. Operations at the Homer City plant are dependent upon the availability and affordability of coal which is available only from a limited number of suppliers. All of these factors may have an adverse effect on Homer City's financial condition and results of operations.

Competition could adversely affect Homer City's business.

Homer City has numerous competitors in all aspects of its business, some of whom may have greater liquidity, greater access to credit and other financial resources, lower cost structures, greater ability to withstand losses, larger staffs or more experience than Homer City. Multiple participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. These factors could affect Homer City's ability to compete effectively in the markets in which those entities operate. Newer plants owned by Homer City's competitors are often more efficient than the Homer City plant and may also have lower costs of operation. Over time, the Homer City plant may become obsolete in its markets, or be unable to compete with such plants.

 Liquidity Risks

Homer City has significant cash requirements and limited sources of capital.

At December 31, 2010, Homer City had cash and cash equivalents of $132 million. Compliance with current and forthcoming environmental requirements will add to Homer City's near-term liquidity needs. If cash flow and other means for assuring liquidity are unavailable or insufficient, Homer City may be unable to complete environmental improvements at its coal plants (which in turn could lead to unit shutdowns) or its ability to provide credit support for contracts for power and fuel related to merchant activities may be severely limited. The terms of debt instruments binding on EME and its subsidiaries, including Homer City, and the terms of the participation agreements and facility leases may restrict Homer City's ability to sell assets, seek additional capital, or restructure or refinance debt to satisfy liquidity needs. If Homer City is unable to meet its obligations, Homer City will have limited ability to obtain additional capital, absent a consent or waiver, unless its partners or EME provide funding, which they are under no legal obligation to do. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

The interests of EME as Homer City's equity holder may conflict with the interests of holders of debt.

Homer City is indirectly owned and controlled by EME. The directors appointed by EME are able to make decisions affecting Homer City's capital structure. The interests of EME may not in all cases be aligned with the interests of the holders of Homer City's debt. If Homer City encounters financial difficulties or becomes unable to pay its debts as they mature, the interests of EME might conflict with the interests of holders of Homer City's debt. In addition, EME may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to Homer City's business or the holders of Homer City's debt.

Operating Risks

The Homer City plant may be affected by general operating risks and hazards customary in the power generation industry. Homer City may not have adequate insurance to cover all these hazards.

The operation of power generation facilities is a potentially dangerous activity that involves many operating risks, including transmission disruptions and constraints, equipment failures or shortages, and system limitations, degradation and interruption. Homer City's operations are also subject to risks of human performance and workforce capabilities. There can be no assurance that Homer City's insurance will be sufficient or effective under all circumstances or protect against all hazards to which Homer City may be subject or that the insurance proceeds received for any loss of the facilities or any damage to the facilities would be sufficient to permit Homer City to make any payments of rent under the facility leases.

Due to the current market environment, the minimum insurance coverage specified under the Homer City sale-leaseback documents is not commercially available at reasonable prices. Homer City has obtained a waiver under the participation agreements that permits it to maintain its current insurance coverage through June 1, 2011. Failure to maintain insurance pursuant to the sale-leaseback documents, absent a waiver, could result in an event of default under the documents, which could have a material adverse effect on Homer City.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Inapplicable.

ITEM 2.  PROPERTIES

Properties of Homer City are described above under "Item 1. Business—Overview of Facilities Under Lease."

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of the material legal proceedings specifically affecting Homer City, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies."

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All the partners' equity of EME Homer City is, as of the date hereof, owned by Mission Energy Westside Inc. and Chestnut Ridge Energy Company. There is no market for EME Homer City's partnership interests.

Dividends will be paid when declared by EME Homer City's general partner. No cash dividends were paid by EME Homer City during 2010, 2009 or 2008.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data was derived from EME Homer City's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this annual report.

INCOME STATEMENT DATA
(in millions)

	Years Ended December 31,
	2010	2009	2008	2007	2006

Operating revenues from marketing affiliate	$636	$663	$717	$764	$642
Operating expenses	471	424	464	491	452

Operating income	165	239	253	273	190
Interest and other income	—	—	5	8	20
Interest expense	(127)	(128)	(124)	(139)	(145)

Income before income taxes	38	111	134	142	65
Provision for income taxes	11	44	49	54	26

Net income	$27	$67	$85	$88	$39

BALANCE SHEET DATA
(in millions)

	As of December 31,
	2010	2009	2008	2007	2006

Current assets	$290	$342	$267	$254	$347
Total assets	2,079	2,160	2,186	2,135	2,264
Current liabilities	189	217	309	309	310
Long-term debt to affiliates	479	459	358	394	512
Lease financing, net of current portion	1,006	1,084	1,150	1,207	1,260
Other long-term obligations	59	43	44	70	45
Partners' equity	346	357	325	155	137

CASH FLOW DATA
(in millions)

	Years Ended December 31,
	2010	2009	2008	2007	2006

Cash provided by operating activities	$106	$151	$50	$152	$89
Cash used in financing activities	(78)	(74)	(89)	(122)	(34)
Cash used in investing activities	(17)	(15)	(44)	(2)	(1)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S OVERVIEW

Homer City is a Pennsylvania limited partnership engaged in the business of operating and selling energy and capacity from its three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 MW. The profitability of Homer City is expected to decline significantly in 2011 as a result of lower realized energy prices (largely driven by the expiration of hedge contracts) and higher fuel costs. For discussion of energy and fuel price risks, see "Market Risk Exposures—Commodity Price Risk" and "Item 1A. Risk Factors—Market Risks." As a result of the projected decrease in profitability of the Homer City plant, Homer City may incur net losses during 2011 and in subsequent years unless energy prices recover or its costs decline.

Highlights of Operating Results

Homer City's net income decreased $40 million in 2010 as compared to 2009. The 2010 decrease in earnings was primarily attributable to unrealized losses in 2010 compared to unrealized gains in 2009 related to hedge contracts, higher coal costs, lower generation and higher plant operations costs related to scheduled plant outages, partially offset by an increase in capacity revenues. The Homer City plant experienced increased forced outages in 2010 compared to 2009 due to deratings to comply with opacity restrictions and unscheduled outages. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Coal costs increased due to higher coal prices and changes in the mix of ready—to-burn coal and raw coal consumed. Results for 2010 included the benefit of power hedge contracts entered into during earlier periods at higher prices than current energy prices. For additional information about market conditions, see "Market Risk Exposures."

Homer City's net income decreased $18 million in 2009 as compared to 2008. The 2009 decrease in earnings was primarily attributable to a 13% decline in average realized energy prices resulting from lower wholesale energy prices and an increase in interest expense due to higher debt balances on the subordinated revolving loan. These decreases were partially offset by higher capacity revenues, lower plant operations expense due in part to the deferral of plant overhaul activities and lower coal costs.

Environmental Developments

Environmental Issues and Capital Resource Limitations

Homer City may be required to install additional environmental equipment on Units 1 and 2 to comply with environmental regulations under the Transport Rule. Homer City projects that if SO2 reduction technology becomes required, it may need to make capital commitments for such equipment several years in advance of the effective date of such requirements. Homer City continues to review technologies available to reduce SO2 and mercury emissions and to monitor developments related to hazardous pollutants and other environmental regulations. The timing, selection of technology and required capital costs remain uncertain. The installation of environmental compliance equipment will be dependent on lessor decisions regarding the funding of these expenditures. Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction could affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. EME has no legal obligation to provide funding. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital have not been made.

US EPA Developments

For information regarding recent developments in environmental regulations, see "Item 1. Business—Environmental Matters and Regulations."

RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Homer City's operations.

	Years Ended December 31,
	2010	2009	2008

Operating Revenues (in millions)	$636	$663	$717

Statistics
Generation (in GWh)	11,028	11,446	11,334
Equivalent availability	79.7%	84.7%	80.7%
Capacity factor	66.8%	69.2%	68.3%
Load factor	83.8%	81.7%	84.6%
Forced outage rate	10.8%	9.4%	9.8%
Average realized energy price/MWh	$49.04	$48.85	$56.24
Capacity revenues only (in millions)	$114	$89	$46
Average fuel costs/MWh	$25.26	$21.89	$23.35

Statistical Definitions and Reconciliation of Non-GAAP Disclosures

•
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

•
The capacity factor indicates how much power a unit generated compared to the maximum amount of power that could be generated according to its rating. It is defined as the actual number of MWh generated by the coal plants divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.

•
The load factor indicates how much power a unit generated compared to the maximum amount of power that a unit was available to generate electricity. It is determined by dividing capacity factor by the equivalent availability factor.

•
The forced outage rate refers to forced outages and deratings excluding events outside of management's control as defined by NERC. Examples include floods, tornado damage and transmission outages.

•
The average realized energy price is presented as an aid in understanding the operating results of the Homer City plant. Average realized energy price is a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as operating revenues. Management believes that the average realized energy price is meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices.

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

	Years Ended December 31,
(in millions)	2010	2009	2008

Operating revenues	$636	$663	$717
Less:
Unrealized (gains) losses	20	(15)	(21)
Capacity and other revenues	(115)	(89)	(59)

Realized revenues	$541	$559	$637

Generation (in GWh)	11,028	11,446	11,334
Average realized energy price/MWh	$49.04	$48.85	$56.24

On February 10, 2011, a steam pipe ruptured at Unit 1 of the Homer City plant, taking the unit off line. As a precautionary measure, Homer City has taken Unit 2 (which has the same design) off line in order to further evaluate the equipment and perform any necessary corrective work. Work has commenced to inspect the piping that failed and planning activities to install replacement piping on both units are underway. Homer City is in the process of modifying its scheduled maintenance plans to incorporate this outage. It is expected that both units will return to service during the second quarter of 2011.

Operating Revenues

Operating revenues decreased $27 million in 2010 compared to 2009, and $54 million in 2009 compared to 2008. The 2010 decrease was primarily attributable to unrealized losses in 2010 compared to unrealized gains in 2009 related to hedge contracts and lower energy revenues due to lower generation, partially offset by higher capacity revenues. The Homer City plant experienced increased forced outages in 2010, as compared to 2009 due to deratings to comply with opacity restrictions and unscheduled outages. The 2009 decrease in operating revenues as compared to 2008 was primarily attributable to lower energy revenues due to lower average realized energy prices, partially offset by an increase in capacity revenues and slightly higher generation.

Included in operating revenues were unrealized gains (losses) from hedging activities of $(20) million, $15 million and $21 million for 2010, 2009 and 2008, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts was attributable to changes in the difference between energy prices at the PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City plant is delivered into the transmission system).

 Operating Expenses

Operating expenses increased $47 million in 2010 compared to 2009 and decreased $40 million in 2009 compared to 2008. Operating expenses consist of fuel, plant operations, depreciation and amortization, loss on disposal of assets and administrative and general. The primary changes in the components of operating expenses are discussed below.

Fuel expenses increased $28 million in 2010 compared to 2009 and decreased $19 million in 2009 compared to 2008. The 2010 increase in fuel costs was attributable to higher coal costs, partially offset by lower emission allowance costs. Coal costs increased due to higher coal prices and changes in the mix of ready-to-burn coal and raw coal consumed. The 2009 decrease was attributable to lower coal costs and lower emission allowance costs. The net cost of emission allowances, primarily SO2 included in fuel expenses was $7 million, $16 million and $20 million in 2010, 2009 and 2008, respectively. Emission costs decreased in 2010 and in 2009 due to lower market prices. For more information regarding the price of SO2 allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

Plant operations expenses increased $13 million in 2010 compared to 2009 and decreased $24 million in 2009 compared to 2008. The 2010 increase was attributable to higher scheduled plant maintenance and overhaul related expenses in the first half of the year due to the deferral of plant outages in 2009. Cost containment efforts and the deferral of plant overhaul activities contributed to the decrease in 2009 costs.

Depreciation and amortization were $66 million, $63 million and $64 million during 2010, 2009 and 2008, respectively. Depreciation and amortization primarily includes Homer City's leasehold interest.

Other Income (Expense)

Interest and other income was less than $1 million, less than $1 million and $5 million during 2010, 2009 and 2008, respectively. Interest and other income typically relates to interest earned on cash and cash equivalents. Interest income declined primarily due to lower interest rates in 2010 and 2009 compared to 2008. In 2008, Homer City recorded other income of $3 million related to the settlement of a legal dispute.

Interest expense was $127 million, $128 million and $124 million during 2010, 2009 and 2008, respectively. Interest expense primarily relates to the lease financing of the Homer City plant. Interest expense also included $38 million, $36 million and $29 million during 2010, 2009 and 2008, respectively, related to Homer City's subordinated revolving loan agreement with Edison Mission Finance Co. Homer City had higher long-term debt balances during 2010 as compared to 2009 and 2008 on the subordinated revolving loan agreement.

Provision for Income Taxes

Homer City had an effective income tax provision rate of 29%, 40% and 37% in 2010, 2009 and 2008, respectively. Homer City's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

 Related-Party Transactions

For a discussion of related-party transactions, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies—Income Taxes and Tax-Allocation Agreements and—Note 12. Related-Party Transactions."

New Accounting Guidance

For a discussion of new accounting guidance affecting Homer City, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

At December 31, 2010, Homer City had cash and cash equivalents of $132 million compared to $121 million at December 31, 2009. Net cash provided by operating activities totaled $106 million, $151 million and $50 million in 2010, 2009 and 2008, respectively. The 2010 decrease was primarily due to lower net income in 2010, partially offset by changes in derivative assets and liabilities. The 2009 increase was primarily due to the timing of cash receipts and disbursements related to working capital items.

Net cash used in financing activities totaled $78 million, $74 million and $89 million in 2010, 2009 and 2008, respectively. In 2010, Homer City reduced its affiliate subordinated revolving loan by $4 million and lease financing payments were $8 million higher, as compared to 2009. In 2009, Homer City borrowed $25 million on its affiliate subordinated revolving loan and did not borrow any in 2008. Also in 2009, Homer City made $37 million less of principal repayments on its affiliate subordinated revolving loan, as compared to 2008.

Net cash used in investing activities primarily related to capital expenditures of $18 million, $26 million and $44 million in 2010, 2009 and 2008, respectively. In 2009, Homer City had a $10 million receipt from restricted cash related to permitted withdrawals from restricted deposits pursuant to the sale-leaseback agreements.

The use of Homer City's cash generated from operations is restricted by the sale-leaseback agreements. Homer City believes that it will have adequate liquidity to meet its obligations as they become due in the next 12 months.

Bonus Depreciation Impact

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (2010 Tax Relief Act) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011. Subject to updated Internal Revenue Service regulations clarifying the definitions of capital expenditures that qualify for 100% bonus depreciation, Homer City's capital expenditures are expected to qualify, accelerating federal tax deductions in 2010 and 2011.

Capital Expenditures and Lease Covenants

At December 31, 2010, forecasted capital expenditures through 2013 by Homer City were as follows:

(in millions)	2011	2012	2013

Plant capital expenditures	$18	$25	$16
Environmental expenditures	—	—	—

Total	$18	$25	$16

Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components, development of a coal-cleaning plant refuse site and a new ash disposal site, and main power transformer replacement. Homer City plans to fund these expenditures with cash on hand or cash generated from operations. In addition, Homer City may receive funds under its subordinated revolving loan.

The capital expenditure forecast set forth in the previous table does not include environmental capital expenditures for Homer City. However, depending on upcoming and future regulatory developments, Homer City may be required to undertake capital projects to install additional pollution control equipment, which will be dependent on lessor decisions regarding the funding of these expenditures. For further information, see "Management's Overview—Environmental Developments—Environmental Issues and Capital Resource Limitations."

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

The rent payments that Homer City owes under the sale-leaseback agreements are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, among other requirements, Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2010, the senior rent service coverage ratio was 2.51 to 1, and Homer City was in compliance with the historical and projected senior rent service coverage ratios. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. The sale-leaseback documentation does not permit the owner-lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. Homer City had $20 million included in restricted deposits at December 31, 2010 related to these reserve accounts.

Payments Made Under Subordinated Revolving Loan and Tax Payments

The following table summarizes the payments by Homer City under its subordinated revolving loan with Edison Mission Finance Co., a subsidiary of EME, that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction and any payments made pursuant to tax-allocation agreements:

	Years Ended December 31,
(in millions)	2010	2009	2008

Payment of interest	$38	$33	$31
Payment of principal	36	42	79

Subordinated revolving loan payments	74	75	110
Tax payments under tax-allocation agreements	—	—	15

Total payments	$74	$75	$125

For additional information on the tax-allocation agreements, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies—Income Taxes and Tax-Allocation Agreements."

 Credit Ratings

Homer City is not currently rated. Homer City has entered into a contract with EMMT for the sale of energy and capacity from its facilities, which enables this marketing affiliate to engage in forward sales and hedging. Credit ratings for EME and EMMT as of December 31, 2010 were as follows:

	Moody's Rating	Standard & Poor's Rating	Fitch Rating

EME[1]	B3	B-	B-
EMMT	Not Rated	B-	Not Rated

1
Senior unsecured rating.

All the above ratings are on negative outlook. Homer City cannot provide assurance that the current credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Homer City's sale-leaseback documents restrict Homer City's ability to enter into derivative activities with EMMT to sell forward the output of its facilities if EMMT does not have an investment grade credit rating from Standard & Poor's or Moody's Investors Service, Inc. (Moody's) or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents also include a requirement that Homer City's counterparty to such transactions, whether it is EMMT or another party, and Homer City, if acting as seller to an unaffiliated third party, be investment grade. Homer City, which is not rated, currently sells all the output from its facilities through EMMT, which has a below investment grade credit rating. In order to continue to sell forward the output of its facilities through EMMT, Homer City has obtained a consent from the sale-leaseback owner participants that allows it to enter into such sales, under specified conditions, through March 1, 2014. Homer City continues to be in compliance with the terms of the consent; however, because EMMT's credit rating has dropped below BB-, the consent is revocable by the sale-leaseback owner participants at any time. The sale-leaseback owner participants have not indicated that they intend to revoke the consent; however, there can be no assurance that they will not do so in the future. An additional consequence of EMMT's lowered credit rating is a requirement for EMMT to prepay for Homer City's output to satisfy a requirement under the terms of the consent that outstanding accounts receivable between EMMT and Homer City be reduced to zero. Revocation of the consent would not affect trades between EMMT and Homer City that had been entered into while the consent was still in effect. Homer City is permitted to sell the output of its facilities into the spot market on the terms set forth in its sale-leaseback documents.

 Contractual Obligations, Commercial Commitments and Contingencies

Homer City has contractual obligations and other commercial commitments that represent prospective cash requirements. The following table summarizes Homer City's significant contractual obligations as of December 31, 2010:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Long-term debt to affiliate[1]	$611	$—	$—	$611	$—
Lease financing[2]	1,975	161	309	245	1,260
Operating lease obligations[3]	2	1	1	—	—
Purchase obligations:[3]
Fuel supply contracts	436	287	149	—	—
Coal transportation agreements	12	12	—	—	—
Capital expenditures	4	4	—	—	—
Coal cleaning agreement	12	6	6	—	—
Other contractual obligations	7	7	—	—	—
Employee benefit plan contribution[4]	3	3		—	—

Total Contractual Obligations[5]	$3,062	$481	$465	$856	$1,260

1
For additional details, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 4. Long-term Debt." Table assumes long-term debt is held to maturity. Amount also includes interest payments totaling $132 million over life of debt.

2
Amount represents lease payments related to the sale-leaseback of the Homer City plant and includes interest payments over the life of the lease. For further discussion, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies."

3
For additional details, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies."

4
Amount includes estimated contribution for pension plans and postretirement benefits other than pensions. The estimated contributions beyond 2011 are not available. For more information, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other than Pensions."

5
The contractual obligations table does not include derivative obligations and AROs, which are discussed in "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 5. Derivative Instruments and Hedging Activities," and "—Note 2. Property, Plant and Equipment," respectively.

Contingencies

Homer City's significant contingencies related to the NSR lawsuit, ash disposal site and insurance are discussed in "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies."

Off-Balance Sheet Transactions

Homer City has no material off-balance sheet transactions.

MARKET RISK EXPOSURES

Introduction

Homer City's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its electric generating facilities. These market risks arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. Homer City manages these risks in part by using derivative instruments in accordance with established policies and procedures.

Derivative Instruments

Homer City uses derivative instruments to reduce its exposure to market risks that arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. For derivative instruments recorded at fair value, changes in fair value are recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting. For derivatives that qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings.

Unrealized Gains and Losses

Homer City classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the statements of cash flows. The following table summarizes unrealized gains (losses):

	Years Ended December 31,
(in millions)	2010	2009	2008

Non-qualifying hedges	$(1)	$1	$1
Ineffective portion of cash flow hedges	(19)	14	20

Total unrealized gains (losses)	$(20)	$15	$21

At December 31, 2010, cumulative unrealized losses of $5 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($3 million for 2011 and $2 million for 2012).

Fair Value Disclosures

In determining the fair value of Homer City's derivative positions, Homer City uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of Homer City's derivative instruments see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 3. Fair Value Measurements" and "—Note 5. Derivative Instruments and Hedging Activities," respectively.

The fair value of Homer City's derivative instruments at December 31, 2010 was $2 million. A 10% change in the market price of the underlying commodity at December 31, 2010 would increase or decrease the fair value of outstanding commodity derivative instruments by approximately $15 million.

Commodity Price Risk

Introduction

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

Energy Price Risk

Energy and capacity from the Homer City plant are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to generation at the Homer City plant are generally entered into at the PJM West Hub.

The following table depicts the average historical market prices for energy per megawatt-hour during the past three years:

	24-Hour Average Historical Market Prices[1]
	2010	2009	2008

PJM West Hub	$45.88	$38.31	$68.56
Homer City Busbar	39.35	34.91	57.72

1
Energy prices were calculated at the Homer City busbar (delivery point) and the PJM West Hub using historical hourly real-time prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at December 31, 2010:

24-Hour Forward Energy Prices[1] PJM West Hub

2011 calendar "strip"[2]	$45.45
2012 calendar "strip"[2]	$46.41

1
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point.

2
Market price for energy purchases for the entire calendar year.

Forward market prices at the PJM West Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Homer City plant into these markets may vary materially from the forward market prices set forth in the preceding table.

EMMT engages in hedging activities for the Homer City plant to hedge the risk of future change in the price of electricity. The following table summarizes Homer City's hedge positions (including load requirements services contracts and forward contracts accounted for on the accrual basis) as of December 31, 2010 for electricity expected to be generated in 2011 and 2012:

	2011	2012

MWh (in thousands)	1,819	1,020
Average price/MWh[1,2]	$55.58	$51.17

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

2

The average price/MWh includes 72 to 84 MW for periods ranging from January 1, 2011 to May 31, 2012 sold in conjunction with load requirements services contracts.

Capacity Price Risk

Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for capacity resources. The RPM is intended to provide a mechanism for PJM to meet the region's need for generation capacity, while allocating the cost to load-serving entities through a locational reliability charge.

The following table summarizes the status of capacity sales for Homer City at December 31, 2010:

						Other Capacity Sales, Net of Purchases[3]
				RPM Capacity Sold in Base Residual Auction
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold[2] MW				Average Price per MW-day	Aggregate Average Price per MW-day
				MW	Price per MW-day	MW

January 1, 2011 to May 31, 2011	1,884	(261)	1,623	1,813	174.29	(190)	53.95	188.38
June 1, 2011 to May 31, 2012	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013	1,884	(232)	1,652	1,736	133.37	(84)	16.46	139.31
June 1, 2013 to May 31, 2014	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[4]

1
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

2
Excludes 72 to 84 MW of capacity for periods ranging from January 1, 2011 to May 31, 2012 sold in conjunction with load requirements services contracts.

3
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

4
Includes the impact of a 100 MW capacity swap transaction executed prior to the base residual auction at $135 per MW-day.

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

Basis Risk

Sales made from the Homer City plant in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the Homer City busbar. In order to mitigate price risk from changes in spot prices at the Homer City busbar, Homer City may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the Homer City busbar does not exist. A liquid market does exist at the PJM West Hub. Homer City's hedging activities use this settlement point to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During 2010, transmission congestion in PJM resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 14%, compared to 9% during 2009 and 16% during 2008.

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

Coal Price Risk

The Homer City plant purchases coal primarily from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at December 31, 2010 for the following three years:

	2011	2012	2013

Amount of Coal Under Contract in Millions of Equivalent Tons[1]	4.6	1.8	0.5

1
The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which are related to the price of coal purchased for the Homer City plant, increased during 2010 from 2009 and decreased during 2009 from 2008. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $70 per ton at December 31, 2010, compared to a price of $52.50 per ton at December 31, 2009, as reported by the Energy Information Administration (EIA). In 2010, the price of NAPP coal ranged from $54 per ton to $71 per ton, as reported by the EIA. The 2010 increase in NAPP coal prices was primarily driven by the export market demand and global coal pricing.

Based on Homer City's anticipated coal requirements in 2011 in excess of the amount under contract, Homer City expects that a 10% change in the price of coal at December 31, 2010 would increase or decrease pre-tax income in 2011 by approximately $2 million.

Emission Allowances Price Risk

The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's implementation of the CAIR, coal plants are required to hold seasonal and annual NOx allowances.

In the event that actual emissions required are greater than allowances held, Homer City is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances was $50 per ton in 2010 and $315 per ton in 2008. Homer City did not make any emission allowance purchases in 2009. Based on broker's quotes and information from public sources, the spot price for SO2 allowances was $9 per ton at December 31, 2010. Homer City does not anticipate any requirements to purchase emission allowances in 2011.

Credit Risk

For further information related to credit risk and how Homer City manages credit risk, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 5. Derivative Instruments and Hedging Activities."

Interest Rate Risk

Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its subordinated revolving loan with Edison Mission Finance. Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Introduction

The accounting policies described below are considered critical to obtaining an understanding of Homer City's financial statements because their application requires the use of significant estimates and judgments by management in preparing Homer City's financial statements. Management estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the estimate requires significant assumptions and changes in the estimate or if different estimates that could have been selected had been used could have a material impact on Homer City's results of operations or financial position. For more information on Homer City's accounting policies, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies."

Derivatives

Homer City uses derivative instruments to manage exposure to changes in electricity, fuel oil and interest rates. Derivative instruments that do not meet the normal purchases and sales exception at fair value are recorded with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for cash flow hedge accounting treatment, the effective portion of the changes in the derivative's fair value is recognized in other comprehensive income until the hedged item is recognized in earnings.

Management's judgment is required to determine if a transaction meets the definition of a derivative and, if it does, whether the normal purchases and sales exception applies or whether individual transactions qualify for hedge accounting treatment. Management's judgment is also required to determine the fair value of derivative transactions.

Key Assumptions and Approach Used.    Homer City determines the fair value of derivative instruments based on forward market prices in active markets adjusted for nonperformance risk. If quoted market prices are not available, internally developed models are used to determine the fair value. When actual market prices, or relevant observable inputs are not available, it is appropriate to use unobservable inputs which reflect management assumptions, including extrapolating limited short-term observable data and developing correlations between liquid and non-liquid trading hubs. In assessing nonperformance risks, Homer City reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance.

In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. For further information, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 3. Fair Value Measurements."

Effect if Different Assumptions Used.    As described above, fair value is determined using a combination of market information or observable data and unobservable inputs which reflect management's assumptions. Changes in observable data and unobservable inputs would impact results.

For Homer City's derivative instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect Homer City's results of operations. For further sensitivities in Homer City's assumptions used to calculate fair value, see "Market Risk Exposures—Derivative Instruments—Fair Value Disclosures." For further information on derivative instruments, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 5. Derivative Instruments and Hedging Activities."

Impairment of Long-Lived Assets

Nature of Estimates Required.    Long-lived assets, including intangible assets, are evaluated for impairment in accordance with applicable authoritative guidance. Authoritative guidance requires that if the undiscounted expected future cash flow from a company's assets or group of assets (without interest charges) is less than its carrying value, asset impairment must be recognized on the financial statements. The impairment charges, if applicable, are calculated as the excess of the asset's carrying value over its fair value, which represents the discounted expected future cash flows attributable to the asset or, in the case of assets expected to be sold, at fair value less costs to sell. Long-lived assets for impairment are evaluated whenever indicators of impairment exist or when there is a commitment to sell or dispose of the asset. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses.

Key Assumptions and Approach Used.    The assessment of impairment requires significant management judgment to determine: (1) if an indicator of impairment has occurred, (2) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (3) if an impairment exists, the fair value of the asset or asset group. Factors that are considered important, which could trigger an impairment, include operating losses, projected future operating losses, the financial condition of counterparties, or significant negative industry or economic trends. The determination of fair value requires management to apply judgment in: (1) estimating future prices of energy and capacity in wholesale energy markets and fuel prices that are susceptible to significant change, (2) environmental and maintenance expenditures, and (3) the time period due to the length of the estimated remaining useful lives.

Effect if Different Assumptions Used.    The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change materially if different estimates and assumptions were used to determine the amounts or timing of future revenues, environmental compliance costs or operating expenditures.

 Application to Merchant Coal-Fired Power Plants

Weak commodity prices combined with continuing, heightened public policy pressure on coal generation have resulted in continuing uncertainties for merchant coal-fired power plants, which may require significant capital and increased operating costs to meet environmental requirements. For a discussion of environmental requirements, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Environmental Developments." Management has reviewed long-term cash flow forecasts that include assumptions about future electricity and fuel prices, future capacity payments under the PJM RPM, and future capital expenditure requirements under different scenarios. Assumptions included in the long-term cash flow forecasts include:

•
Observable market prices for electricity and fuel to the extent available and long-term prices developed based on a fundamental price model;

•
Long-term capacity prices based on the assumption that the PJM RPM capacity market would continue consistent with its current structure, with expected increases in revenues as a result of declines in reserve margins beyond the price of the latest auctions; and

•
Plans for compliance with both existing and possible future environmental regulations.

If electricity and capacity prices do not increase consistent with the fundamental forecast or if Homer City decides not to install additional environmental control equipment, the forecasted cash flow would be less than expected and impairment may result.

Homer City includes allocated acquired emission allowances as part of each power plant asset group. Homer City's unit of account is at the plant level and, accordingly, the closure of one of Homer City's units would not result in an impairment of property, plant and equipment unless such condition were to affect an impairment assessment on the entire plant. The net book value of the Homer City plant at December 31, 2010 was $1.6 billion.

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

Effect if Different Assumptions Used.    Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenues and expenses recorded on the financial statements. In addition, for guarantees and indemnities actual results may differ from the amounts recorded and disclosed and could have a significant impact on Homer City's financial statements. For a discussion of contingencies, guarantees and indemnities, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies—Guarantees and Indemnities," "—Contingencies" and "Item 1. Business—Environmental Matters and Regulations."

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

Effect if Different Assumptions Used.    Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenues and expenses recorded in the financial statements. Homer City continues to be under audit or subject to audit for multiple years in various jurisdictions. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. A tax liability has been recorded with respect to tax positions in which the outcome is uncertain and the effect is estimable. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded and the related filing position is no longer subject to review. Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated. For further discussion, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Income Taxes."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Item 7A is filed with this report under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Homer City's management, under the supervision and with the participation of the partnership's principal executive officer and principal financial officer, has evaluated the effectiveness of Homer City's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period, Homer City's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Homer City's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), for Homer City. Under the supervision and with the participation of the partnership's principal executive officer and principal financial officer, Homer City's management conducted an evaluation of the effectiveness of Homer City's internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, Homer City's management concluded that Homer City's internal control over financial reporting was effective as of December 31, 2010.

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

None.

EME HOMER CITY GENERATION L.P.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner of EME Homer City Generation, L.P.:

In our opinion, the financial statements listed in the index appearing under Item 8 of the Form 10-K present fairly, in all material respects, the financial position of EME Homer City Generation L.P. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership changed the manner in which it accounts for fair value disclosure principles as of January 1, 2010.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2011

EME HOMER CITY GENERATION L.P.

STATEMENTS OF INCOME
(in millions)

	Years Ended December 31,
	2010	2009	2008

Operating Revenues from Marketing Affiliate	$636	$663	$717
Operating Expenses
Fuel	279	251	270
Plant operations	116	103	126
Depreciation and amortization	66	63	64
Loss on disposal of assets	5	3	—
Administrative and general	5	4	4

Total operating expenses	471	424	464

Operating income	165	239	253

Other Income (Expense)
Interest and other income	—	—	5
Interest expense	(127)	(128)	(124)

Total other expense	(127)	(128)	(119)

Income before income taxes	38	111	134
Provision for income taxes	11	44	49

Net Income	$27	$67	$85

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS
(in millions)

	December 31,
	2010	2009

Assets
Current Assets
Cash and cash equivalents	$132	$121
Fuel inventory	76	58
Spare parts inventory	33	31
Deferred taxes	2	—
Derivative assets	8	81
Intangible assets	29	41
Other current assets	10	10

Total current assets	290	342

Property, plant and equipment, net	1,630	1,683
Deferred taxes	117	102
Long-term derivative assets	—	1
Restricted deposits	27	27
Long-term intangible assets	15	5

Total Assets	$2,079	$2,160

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$20	$19
Accrued liabilities	10	7
Due to affiliates	50	60
Interest payable	21	25
Interest payable to affiliate	9	9
Derivative liabilities	—	1
Deferred taxes	—	31
Current portion of lease financing	79	65

Total current liabilities	189	217

Long-term debt to affiliate	479	459
Lease financing, net of current portion	1,006	1,084
Benefit plans and other long-term liabilities	53	43
Long-term derivative liabilities	6	—

Total Liabilities	1,733	1,803

Commitments and Contingencies (Note 8)
Partners' Equity	346	357

Total Liabilities and Partners' Equity	$2,079	$2,160

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY
(in millions)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity

Balance at December 31, 2007	$154	$1	$155
Net income	85	—	85
Other comprehensive income	85	—	85

Balance at December 31, 2008	324	1	325
Net income	67	—	67
Other comprehensive loss	(35)	—	(35)

Balance at December 31, 2009	356	1	357
Net income	27	—	27
Other comprehensive loss	(38)	—	(38)

Balance at December 31, 2010	$345	$1	$346

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2010	2009	2008

Net Income	$27	$67	$85
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions:
Prior service adjustment, net of tax	—	—	2
Net gain (loss) adjustment, net of tax expense (benefit) of $(2), $2 and $(4) for 2010, 2009 and 2008, respectively	(3)	3	(7)
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains arising during period, net of income tax expense of $14, $9 and $46 for 2010, 2009 and 2008, respectively	19	6	64
Reclassification adjustments included in net income, net of income tax expense (benefit) of $(38), $(35) and $18 for 2010, 2009 and 2008, respectively	(54)	(44)	26

Other comprehensive income (loss), net of tax	(38)	(35)	85

Comprehensive Income (Loss)	$(11)	$32	$170

The accompanying notes are an integral part of these consolidated financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2010	2009	2008

Cash Flows From Operating Activities
Net income	$27	$67	$85
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	67	63	62
Deferred taxes	(21)	(1)	(4)
Loss on disposal of assets	5	3	—
Other non-cash items	—	1	—
Increase in due to/from affiliates	22	26	(16)
Increase in inventory	(20)	(10)	(23)
Increase in other current assets	—	—	(11)
Decrease (increase) in intangible assets	2	15	(12)
Increase (decrease) in accounts payable and other current liabilities	4	—	(3)
Decrease in interest payable	(3)	—	(5)
Increase (decrease) in other liabilities	3	2	(2)
Decrease (increase) in derivative assets and liabilities	20	(15)	(21)

Net cash provided by operating activities	106	151	50

Cash Flows From Financing Activities
Borrowings on long-term obligation to affiliate	23	25	—
Repayments of long-term obligation to affiliate	(36)	(42)	(36)
Repayments of lease financing	(65)	(57)	(53)

Net cash used in financing activities	(78)	(74)	(89)

Cash Flows From Investing Activities
Capital expenditures	(18)	(26)	(44)
Proceeds from sale of emission allowances	1	1	—
Decrease in restricted deposits	—	10	—

Net cash used in investing activities	(17)	(15)	(44)

Net increase (decrease) in cash and cash equivalents	11	62	(83)
Cash and cash equivalents at beginning of period	121	59	142

Cash and cash equivalents at end of period	$132	$121	$59

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

EME Homer City Generation L.P. (Homer City) is a Pennsylvania limited partnership between Chestnut Ridge Energy Company, as a limited partner with a 99.9 percent interest, and Mission Energy Westside Inc., as a general partner with a 0.1 percent interest. Both Chestnut Ridge Energy and Mission Energy Westside are wholly owned subsidiaries of Edison Mission Holdings Co., a wholly owned subsidiary of Edison Mission Energy (EME). EME is an indirect wholly owned subsidiary of Edison International. The partnership was formed for the purpose of acquiring, owning or leasing and operating three coal-fired electric generating units, and related facilities, which is referred to as the "Homer City plant," located near Pittsburgh, Pennsylvania for the purpose of producing electric energy.

Homer City derives revenues from the sale of energy, capacity and ancillary services into PJM and from bilateral contracts with power marketers and load-serving entities within PJM. Homer City has a contract with Edison Mission Marketing & Trading, Inc. (EMMT), a marketing affiliate, to sell energy, capacity and ancillary services from the Homer City plant, which enables this marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure.

On December 7, 2001, Homer City completed a sale-leaseback of the Homer City plant to third-party lessors for an aggregate purchase price of $1.591 billion, made up of $782 million in cash and assumption of debt (the fair value of which was $809 million). This transaction has been accounted for as a lease financing for accounting purposes.

Basis of Presentation

The preparation of financial statements in conformity with United States generally accepted accounting principles requires Homer City to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

Cash Equivalents

Cash equivalents include money market funds totaling $31 million and $40 million at December 31, 2010 and 2009, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.

Derivative Instruments and Hedging Activities

Authoritative guidance on derivatives and hedging establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). Homer City is required to record derivatives on its balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases and sales. All changes in the fair value of derivative instruments are recognized currently in earnings, unless specific hedge criteria are met, which requires that Homer City formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

Where Homer City's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Homer City presents its derivative assets and liabilities on a net basis on its balance sheets. The results of derivative activities are recorded in cash flows from operating activities on the statements of cash flows. Derivative and hedging accounting policies are discussed further in Note 5—Derivative Instruments and Hedging Activities.

Impairment of Long-Lived Assets

Homer City evaluates the impairment of its long-lived assets based on a review of estimated future cash flows expected to be generated whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset exceeds the expected future cash flows, undiscounted and without interest charges, then an impairment loss is recognized.

Income Taxes and Tax-Allocation Agreements

Homer City has made an election to be taxed as a corporation for federal and California state tax purposes. Homer City is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its indirect parent, Edison Mission Holdings Co. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Homer City will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures in effect, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Homer City uses the state tax apportionment factors of the Edison International group. Also, while Homer City is generally subject to separate return limitations for net losses, under the tax-allocation agreement Homer City is permitted to transfer to Edison Mission Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in its intercompany account balances (including the subordinated revolving loan). Homer City also has the option, at Homer City's discretion, under its tax-allocation agreement with Edison Mission Holdings to settle federal and state income tax liabilities under the tax-allocation agreement through an increase in indebtedness under the subordinated revolving loan. In 2010 and 2009, Homer

City elected its option and settled $32 million and $118 million, respectively, of intercompany tax liabilities through the subordinated revolving loan. Homer City also files a separate state income tax return in Pennsylvania. Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $4 million and $8 million at December 31, 2010 and 2009, respectively.

Homer City accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. At December 31, 2010, Homer City had net federal and state deferred tax assets of $119 million. In assessing the realization of Homer City's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of Homer City's deferred income tax assets depends upon its ability to generate taxable income in the future or utilize losses through a reduction in the loan with Edison Mission Finance. On a quarterly basis, management evaluates the recoverability of its deferred tax assets to ensure there is adequate support for the realization of the deferred tax assets. In the event management were to determine that Homer City would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Because Homer City is expected to realize deferred tax assets through future taxable income or by reduction of intercompany loans, no valuation allowance has been recorded.

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

Inventory

Inventory consists of spare parts, coal, fuel oil, and other raw materials and is stated at the lower of weighted average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Generally, cost is reduced to market value if the market value of inventory has declined and it is probable that revenues earned from the generation of power will not cover the cost of the inventory in the ordinary course of business.

 New Accounting Guidance

Accounting Guidance Adopted in 2010

Fair Value Measurements and Disclosures

The Financial Accounting Standards Board (FASB) issued an accounting standards update that provides for new disclosure requirements related to fair value measurements. The requirements, which Homer City adopted effective January 1, 2010, include separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The update also clarified existing disclosure requirements for the level of disaggregation, inputs and valuation techniques. Since this guidance impacts disclosures only, the adoption did not have an impact on Homer City's results of operations, financial position or cash flows. In addition, effective January 1, 2011, the Level 3 reconciliation of fair value measurements using significant unobservable inputs should include gross rather than net information about purchases, sales, issuances and settlements. The guidance impacts disclosures only. For further discussion, see Note 3—Fair Value Measurements.

Accounting Guidance Not Yet Adopted

Recently issued accounting standards updates by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission that were effective after December 31, 2010 are not expected to have a material effect on Homer City's results of operations or financial position.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Gains and losses from the sale of assets are recognized at the time of the transaction. As part of the acquisition of the Homer City plant, Homer City acquired emission allowances under the United States Environmental Protection Agency's (US EPA's) Acid Rain Program. Homer City uses these emission allowances in the normal course of its business to generate electricity and has classified them as part of property, plant and equipment.

Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives:

Plant and equipment under lease financing	33.67 years
Leasehold improvements	Shorter of life of lease or estimated useful life
Emission allowances	33.67 years
Equipment, furniture and fixtures	3 to 7 years
Capitalized leased equipment	5 years

Certain major pieces of Homer City's equipment require periodic repairs and maintenance. These costs, including major maintenance costs, are expensed as incurred.

Restricted Deposits

Certain cash balances are restricted to pay amounts required for lease payments and provide collateral. Included in restricted deposits were $20 million at each of December 31, 2010 and 2009 related to lease payments, and $7 million at each of December 31, 2010 and 2009 for collateral related to an environmental bond. For additional information regarding the lease payments, see Note 8—Commitments and Contingencies—Lease Commitments—Facilities Sale-Leaseback.

Revenue Recognition

Generally, revenues and related costs are recognized when electricity is generated or services are provided unless the transaction is accounted for as a derivative and does not qualify for the normal purchases and sales exception. Homer City enters into power and fuel hedging and optimization transactions under a contract with EMMT. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, Homer City takes title to the commodities, and assumes the risks and rewards of ownership. Homer City records the settlement of non-trading physical forward contracts on a gross basis. Homer City nets the cost of purchased power against related third-party sales in markets that use locational marginal pricing, currently PJM. Financial swap and option transactions are settled net and, accordingly, Homer City does not take title to the underlying commodity. Therefore, gains and losses from settlement of financial swaps and options are recorded net in operating revenues in the accompanying income statements.

Note 2. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
(in millions)	2010	2009

Land	$7	$7
Power plant facilities	4	3
Plant and equipment under lease financing	1,582	1,589
Leasehold improvements	172	150
Emission allowances	438	434
Construction in progress	25	29
Equipment, furniture and fixtures	10	10
Capitalized leased equipment	1	1

	2,239	2,223
Less accumulated depreciation and amortization	609	540

Property, plant and equipment, net	$1,630	$1,683

As a result of the sale-leaseback transaction on December 7, 2001, a majority of the generating facilities and equipment were classified as power plant and equipment under lease financing. Homer City recorded amortization expense related to the leased facilities of $47 million for all three years ended December 31, 2010, 2009 and 2008. Accumulated amortization related to the leased facilities was $427 million and $381 million at December 31, 2010 and 2009, respectively.

Asset Retirement Obligations

Authoritative guidance on asset retirement obligations (AROs) requires entities to record the fair value of a liability for an ARO in the period in which it is incurred, including a liability for the fair value of a conditional ARO, if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. When an ARO liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased for accretion expense to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Settlement of an ARO liability for an amount other than its recorded amount results in an increase or decrease in expense.

Homer City recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards, which is included in benefit plans and other long-term liabilities on Homer City's balance sheets. A reconciliation of the changes in the ARO liability is as follows:

	Years Ended December 31,
(in millions)	2010	2009	2008

Beginning balance	$5	$3	$6
Accretion expense	1	—	—
Revisions	—	—	(3)
Liabilities added	1	2	—

Ending balance	$7	$5	$3

Note 3. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or a liability should consider assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. The fair value of derivative assets' nonperformance risk was not material as of December 31, 2010 and 2009.

Homer City categorizes financial assets and liabilities into a fair value hierarchy based on valuation inputs used to derive fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth Homer City's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total

Assets at Fair Value
Money market funds[2]	$31	$—	$—	$—	$31
Electricity contracts	—	5	—	3	8
Liabilities at Fair Value
Electricity contracts	$—	$3	$—	$3	$6

	As of December 31, 2009

Assets at Fair Value
Money market funds[2]	$40	$—	$—	$—	$40
Electricity contracts	—	82	—	—	82
Liabilities at Fair Value
Electricity contracts	$—	$1	$—	$—	$1

[1]	Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
[2]	Included in cash and cash equivalents on Homer City's balance sheets.

The following table sets forth a summary of changes in the fair value of assets and liabilities, net categorized as Level 3:

(in millions)	2010	2009

Fair value, net asset at beginning of periods	$—	$—
Total realized/unrealized gains (losses):
Included in earnings[1]	—	(2)
Included in accumulated other comprehensive income	—	—
Purchases and settlements, net	—	2
Transfers in or out of Level 3	—	—

Fair value, net asset at end of periods	$—	$—

[1]	Reported in operating revenues on Homer City's statements of income.

The change in unrealized gains (losses) related to assets and liabilities, net held at December 31, 2010 and 2009 for the years ended December 31, 2010 and 2009 was immaterial.

Homer City determines the fair value of transfers in and out of each level at the end of each reporting period. There were no significant transfers between levels during 2010, 2009 and 2008.

 Valuation Techniques used to Determine Fair Value

Level 1

Level 1 includes assets and liabilities where unadjusted quoted prices in active markets are available at the measurement date for identical assets and liabilities. Financial assets and liabilities classified as Level 1 include exchange-traded derivatives and money market funds.

Level 2

Level 2 pricing inputs include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the derivative instrument. Financial assets and liabilities utilizing Level 2 inputs include over-the-counter derivatives.

Derivative contracts that are over-the-counter traded are valued using pricing models and are generally classified as Level 2. Inputs to the pricing models include forward published or posted clearing prices from exchanges (New York Mercantile Exchange and Intercontinental Exchange) for similar instruments and discount rates. Forward market prices are developed based on the source that best represents trade activity in each market. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity. Broker quotes are incorporated when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

Level 3

Level 3 includes financial assets and liabilities where fair value is determined using techniques that require significant unobservable inputs. Over-the-counter options, bilateral contracts, capacity contracts, qualifying facilities contracts, derivative contracts that trade infrequently (such as financial transmission rights and over-the-counter derivatives at illiquid locations), long-term power agreements, and derivative contracts with counterparties that have significant nonperformance risks are classified as Level 3. In circumstances where EMMT cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EMMT continues to assess valuation methodologies used to determine fair value.

For derivative contracts that trade infrequently (illiquid financial transmission rights), changes in fair value are based on the hypothetical sale of illiquid positions. Objective criteria are reviewed, including system congestion and other underlying drivers and fair value is adjusted when it is concluded that a change in objective criteria would result in a new valuation that better reflects fair value. For illiquid long-term power agreements, fair value is based upon a discounting of future electricity and natural gas prices derived from a proprietary model using the risk free discount rate for a similar duration contract, adjusted for credit risk and market liquidity. Changes in fair value are based on changes to forward market prices, including forecasted prices for illiquid forward periods. The fair value of the majority of Homer City's derivatives that are classified as Level 3 is determined using uncorroborated non-binding broker quotes and models that may require EMMT to extrapolate short-term observable inputs in order to calculate fair value. Broker quotes are obtained from several brokers and compared against each other for reasonableness.

Note 4. Long-Term Debt

Homer City has entered into a subordinated revolving loan agreement with Edison Mission Finance Co. This loan agreement bears interest at a fixed rate of 8.0% on outstanding amounts and terminates on March 18, 2014. The outstanding balance under the loan agreement was approximately $479 million and $459 million at December 31, 2010 and 2009, respectively. Homer City is restricted as a part of the sale-leaseback transaction from making any payments under this facility unless specified conditions are met. Homer City incurred interest costs related to its affiliate debt of $38 million, $36 million and $29 million for the years ended December 31, 2010, 2009 and 2008, respectively. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City plant.

Note 5. Derivative Instruments and Hedging Activities

Homer City uses derivative instruments to reduce its exposure to market risks that arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. The derivative financial instruments vary in duration, ranging from a few days to several years, depending upon the instrument. To the extent that Homer City does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements.

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Homer City's balance sheets with offsetting changes recorded on the statements of income. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized, to the extent effective, on Homer City's balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive income until the related forecasted transaction occurs.

Where Homer City's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Homer City presents its derivative assets and liabilities on a net basis on its balance sheets.

 Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

December 31, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh[1]	2,767	[2]	8,845	[4]
Electricity	Forwards/Futures	Purchases	GWh	—		8,865	[4]
Electricity	Capacity	Sales	MW-Day (in thousands)	44	[3]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	8	[3]	—
Electricity	Congestion	Sales	GWh	—		136	[5]
Electricity	Congestion	Purchases	GWh	—		503	[5]

December 31, 2009

Electricity	Forwards/Futures	Sales	GWh[1]	3,703	[2]	7,566	[4]
Electricity	Forwards/Futures	Purchases	GWh	—		7,566	[4]
Electricity	Capacity	Sales	MW-Day (in thousands)	—		1	[3]
Electricity	Congestion	Sales	GWh	—		136	[5]
Electricity	Congestion	Purchases	GWh	—		1,576	[5]

[1]	The term gigawatt-hours is referred to as GWh.
[2]
Includes forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the Homer City plant which meet the normal purchases and sales exception and are accounted for on the accrual method.
[3]	Homer City's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Reliability Pricing Model (RPM) auction is not accounted for as a derivative.
[4]
Homer City also entered into transactions that adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. These positions largely offset each other. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.
[5]
Congestion contracts include financial transmission rights, transmission congestion contracts or congestion revenue rights. These positions are similar to a swap, where the buyer is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

 Fair Value of Derivative Instruments

The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Homer City's balance sheets:

December 31, 2010
	Derivative Assets			Derivative Liabilities
							Net Assets
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal

Cash flow hedges	$11	$—	$11	$4	$6	$10	$1
Economic hedges	51	—	51	50	—	50	1

	62	—	62	54	6	60	2
Netting[1]	(54)	—	(54)	(54)	—	(54)	—

Total	$8	$—	$8	$—	$6	$6	$2

December 31, 2009

Cash flow hedges	$87	$—	$87	$8	$—	$8	$79
Economic hedges	26	1	27	25	—	25	2

	113	1	114	33	—	33	81
Netting[1]	(32)	—	(32)	(32)	—	(32)	—

Total	$81	$1	$82	$1	$—	$1	$81

[1]	Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing information about the changes in the fair value of cash flow hedges, to the extent effective, and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1]
			Income Statement Location
(in millions)	2010	2009

Accumulated other comprehensive income derivative gain at January 1	$66	$130
Effective portion of changes in fair value	33	15
Reclassification from accumulated other comprehensive income to net income	(92)	(79)	Operating revenues

Accumulated other comprehensive income derivative gain at December 31	$7	$66

[1]	Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at December 31, 2010 and 2009 were $3 million and $38 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings.

Homer City recorded net gains (losses) of $(10) million, $18 million and $6 million in 2010, 2009 and 2008, respectively, in operating revenues on the statements of income representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the statements of income is presented below:

		December 31,
	Income Statement Location
(in millions)		2010	2009

Economic hedges	Operating revenues	$(1)	$(6)

Commodity Price Risk Management

Homer City's operations create exposure to commodity price risk, which reflects the potential impact of a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with Homer City's risk management policies, through EMMT. EMMT uses estimates of the variability in gross margin to help identify, measure, monitor and control Homer City's overall market risk exposure and earnings volatility with respect to hedge positions at the Homer City plant. This measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify changes in risk factors. Variability in gross margin measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers volumetric exposure limits. When appropriate, EMMT manages the spread between the electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives.

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

The majority of the coal for the Homer City plant is purchased from suppliers under contracts which may be for multiple years. None of the coal suppliers to the Homer City plant have investment grade credit ratings and, accordingly, Homer City may have limited recourse to collect damages in the event of default by a supplier.

Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 69%, 33% and 54% of Homer City's operating revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Moody's rates PJM's debt Aa3. PJM, a regional transmission organization (RTO) with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.

For the years ended December 31, 2010, 2009 and 2008, EMMT made sales to Constellation Energy Commodities Group, Inc. (Constellation) that accounted for 19%, 41% and 24%, respectively, of Homer City's operating revenues. Sales to Constellation consisted of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which has a senior unsecured debt rating of BBB- by S&P and Baa3 by Moody's. At December 31, 2010 and 2009, EMMT's account receivable due from Constellation was $13 million and $25 million, respectively.

Note 6. Income Taxes

Current and Deferred Taxes

Income tax provision includes the current tax provision from operating income and the change in deferred income taxes during the year. The components of net accumulated deferred income tax asset were:

	December 31,
(in millions)	2010	2009

Deferred tax assets
Property, plant and equipment—basis differences	$140	$114
Accrued expenses and liabilities	10	6
State taxes	2	3
Other	4	1

Total	156	124
Deferred tax liabilities
Lease financing	$37	$21
Derivative instruments	—	32

Total	37	53

Deferred tax asset, net	$119	$71

Classification of net accumulated deferred income taxes
Included in current assets	$2	$—
Included in non-current assets	$117	$102
Included in current liabilities	$—	$31

The provision for income taxes is comprised of the following:

	Years Ended December 31,
(in millions)	2010	2009	2008

Current
Federal	$23	$32	$43
State	6	14	12

Total current	29	46	55

Deferred
Federal	$(17)	$1	$(3)
State	(1)	(3)	(3)

Total deferred	(18)	(2)	(6)

Provision for income taxes	$11	$44	$49

 Effective Tax Rate

The table below contains a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision from operations:

	Years Ended December 31,
(in millions)	2010	2009	2008

Provision for income taxes at federal statutory rate of 35%	$13	$39	$47
State tax, net of federal benefit	4	6	5
Deferred tax adjustments[1]	(4)	(1)	(3)
Other	(2)	—	—

Total provision for income taxes	$11	$44	$49

Effective tax rate	29%	40%	37%

1
Deferred tax adjustments in 2010 included ($1) million of prior period expenses determined to be immaterial to overall results.

Accounting for Uncertainty in Income Taxes

Unrecognized Tax Benefits

At December 31, 2010, Homer City had $2 million of unrecognized tax benefits. Homer City had no unrecognized tax benefits at December 31, 2009 and 2008. The total amount of unrecognized tax benefits as of December 31, 2010 that, if recognized, would affect the effective tax rate was $1 million.

Edison International's federal income tax returns and its California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 remain subject to audit.

Accrued Interest and Penalties

The total amount of accrued interest expense and penalties was not material as of December 31, 2010 and none as of December 31, 2009. The total amount of interest expense and penalties recognized in income tax expense was not material for each of 2010, 2009 and 2008.

 Note 7. Compensation and Benefit Plans

Employees of EME Homer City are eligible for various benefit plans of Edison International.

Employee Savings Plan

A 401(k) plan is maintained to supplement eligible employees' retirement income. Homer City matches 100% of non-union employee contributions up to 6% of such employees' base annual compensation. Homer City also matches 70% of contributions made by union employees, up to 4% of base annual compensation. Employer contributions vest 20% per year. Contribution expense was approximately $1 million for each year ended December 31, 2010, 2009 and 2008.

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Homer City maintains a pension plan specifically for the benefit of its union employees. A portion of Homer City's non-union employees participate in the Edison International pension plan. Eligibility depends on a number of factors, including the employee's hire date. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The Edison International plan has a cash balance feature. The expected contributions (all by employer) for the plans are approximately $2.6 million for the year ended December 31, 2011.

Volatile market conditions have affected the value of the trusts established to fund its future long-term pension benefits. The market value of the investments (reflecting investment returns, contributions and benefit payments) within the plan trusts declined 35% during 2008. This reduction in the value of plan assets resulted in a change in the pension plan funding status from overfunded to underfunded and will also result in increased future expense and increased future contributions. Improved market conditions in 2010 and 2009 partially offset the impacts of the 2008 market conditions.

Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
(in millions)	2010	2009

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$30	$27
Service cost	1	1
Interest cost	2	2
Actuarial loss	2	—

Projected benefit obligation at end of year	$35	$30

Change in plan assets
Fair value of plan assets at beginning of year	$19	$15
Actual return on plan assets	3	3
Employer contributions	3	1

Fair value of plan assets at end of year	$25	$19

Funded status at end of year	$(10)	$(11)

Amounts recognized on balance sheets:
Long-term liabilities	$(10)	$(11)
Amounts recognized in accumulated other comprehensive income:
Net loss	$3	$2
Accumulated benefit obligation at end of year	$30	$26
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$35	$30
Accumulated benefit obligation	30	26
Fair value of plan assets	25	19
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	5.25%	6.0%
Rate of compensation increase	4.5%-5.0%	5.0%

Expense components and other amounts recognized in other comprehensive (income) loss

Expense components:

	Years Ended December 31,
(in millions)	2010	2009	2008

Service cost	$1	$1	$1
Interest cost	2	2	2
Expected return on plan assets	(2)	(1)	(2)

Total expense	$1	$2	$1

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
(in millions)	2010	2009	2008

Net loss (gain)	$1	$(3)	$5

Total in other comprehensive (income) loss	$1	$(3)	$5

Total in expense and other comprehensive (income) loss	$2	$(1)	$6

The estimated amortization amounts expected to be reclassified from other comprehensive (income) loss for 2011 are immaterial.

The following are weighted-average assumptions used to determine expenses:

	Years Ended December 31,
	2010	2009	2008

Discount rate	6.0%	6.25%	6.25%
Rate of compensation increase	4.5%-5.0%	5.0%	5.0%
Expected long-term return on plan assets	7.5%	7.5%	7.5%

The following are benefit payments, which reflect expected future service, expected to be paid:

Years Ending December 31, (in millions)

2011	$1
2012	2
2013	2
2014	2
2015	2
2016-2020	13

Postretirement Benefits Other Than Pensions

Homer City's non-union employees retiring at or after age 55 with at least ten years of service may be eligible for postretirement medical, dental, and vision coverage. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's hire date. The expected contributions (all by the employer) for the postretirement benefits other than pensions are $0.8 million for the year ended December 31, 2011.

Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
(in millions)	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$27	$27
Service cost	1	1
Interest cost	2	2
Actuarial loss (gain)	4	(2)
Benefits paid	(1)	(1)

Benefit obligation at end of year	$33	$27

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1	1
Benefits paid	(1)	(1)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(33)	$(27)

Amounts recognized on balance sheets:
Long-term liabilities	$(33)	$(27)
Amounts recognized in accumulated other comprehensive income:
Prior service credit	$(2)	$(2)
Net loss	8	3
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	5.5%	6.0%
Assumed health care cost trend rates:
Rate assumed for following year	9.75%	8.25%
Ultimate rate	5.5%	5.5%
Year ultimate rate reached	2019	2016

Expense components and other amounts recognized in other comprehensive (income) loss

Expense components:

	Years Ended December 31,
(in millions)	2010	2009	2008

Service cost	$1	$1	$1
Interest cost	1	1	1

Total expense	$2	$2	$2

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
(in millions)	2010	2009	2008

Net loss (gain)	$5	$(2)	$6
Prior service credit	—	—	(3)

Total in other comprehensive (income) loss	$5	$(2)	$3

Total in expense and other comprehensive (income) loss	$7	$—	$5

The estimated amortization amounts expected to be reclassified from other comprehensive (income) loss for 2011 are $0.5 million for net loss and $(0.3) million for prior service credit.

The following are weighted-average assumptions used to determine expense:

	Years Ended December 31,
	2010	2009	2008

Discount rate	6.0%	6.25%	6.25%
Assumed health care cost trend rates:
Current year	8.25%	8.75%	9.25%
Ultimate rate	5.5%	5.5%	5.0%
Year ultimate rate reached	2016	2016	2015

Increasing the health care cost trend rate by one percentage point would increase the accumulated benefit obligation as of December 31, 2010, by $4.8 million and annual aggregate service and interest costs by $0.3 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated benefit obligation as of December 31, 2010, by $4.2 million and annual aggregate service and interest costs by $0.3 million.

The following benefit payments are expected to be paid:

Years Ending December 31, (in millions)	Before Subsidy[1]	Net

2011	$1	$1
2012	1	1
2013	1	1
2014	2	2
2015	2	2
2016-2020	11	11

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

Plan Assets

Description of Pension and Postretirement Benefits Other Than Pensions Investment Strategies

The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. Target allocations for pension plan assets are 30% for United States equities, 16% for non-United States equities, 35% for fixed income, 15% for opportunistic and/or alternative investments and 4% for other investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles, and securities. Plan, asset class and individual manager performance are measured against targets. Edison International also monitors the stability of its investments managers' organizations.

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

•
Opportunistic, Alternative, and Other Investments:

•
Opportunistic: Investments in short to intermediate term market opportunities. Investments may have fixed income and/or equity characteristics and may be either liquid or illiquid.

•
Alternative: Limited partnerships that invest in non-publicly traded entities.

•
Other: Investments diversified among multiple asset classes such as global equity, fixed income currency and commodities markets. Investments are made in liquid instruments within and across markets. The investment returns are expected to approximate the plans' expected investment returns.

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

Capital Markets Return Forecasts

Capital markets return forecasts are based on long-term strategic planning assumptions from an independent firm which uses its research, modeling and judgment to forecast rates of return for global asset classes. In addition, a separate analysis of expected returns is conducted. The estimated total return for fixed income securities is based on historic long-term United States government bonds data. The estimated total return for intermediate United States government bonds is based on historic and projected data. The estimated rate of return for United States equities, non-United States equity and hedge funds includes a 3% premium over the estimated total return for intermediate United States government bonds. The rate of return for private equity is estimated to be a 3% premium over public equity, reflecting a premium for higher volatility and illiquidity.

Fair Value of Plan Assets

The plan assets for Homer City pension are included in the Southern California Edison Company Retirement Plan Trust (Master Trust) assets which include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. Common/collective funds are valued at the net asset value (NAV) of shares held. Although common/collective funds are determined by observable prices, they are classified as Level 2 because they trade in markets that are less active and transparent. The fair value of the underlying investments in equity mutual funds and equity common/collective funds are based upon stock-exchange prices. The fair value of the underlying investments in fixed-income common/collective funds, fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Future contracts trade on an exchange and therefore classified as Level 1. One of the partnerships is classified as Level 2 since this investment can be readily redeemed at NAV and the underlying investments are liquid publicly traded fixed-income securities which have observable prices. The remaining partnerships/joint ventures are classified as Level 3 because fair value is determined primarily based upon management estimates of future cash flows. Other investment entities are valued similarly to common collective funds and are, therefore, classified as Level 2. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable at NAV and classified as Level 2 and are discussed further in footnote 6 to the pension plan master trust investments table below.

Pension Plan

The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2010 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total

Corporate stocks[1]	$786	$—	$—	$786
Common/collective funds[2]	—	600	—	600
Corporate bonds[3]	—	555	—	555
Partnerships/joint ventures[4]	—	155	345	500
U.S. government and agency securities[5]	84	316	—	400
Registered investment companies[6]	84	169	—	253
Other investment entities[7]	—	159	—	159
Interest-bearing cash	5	—	—	5
Other	2	30	—	32

Total	$961	$1,984	$345	$3,290

Receivables and payables, net				(55)

Net plan assets available for benefits				3,235

Homer City's share of net plan assets				$25

The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2009 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total

Corporate stocks[1]	$678	$—	$—	$678
Common/collective funds[2]	—	612	—	612
Corporate bonds[3]	—	469	—	469
Partnerships/joint ventures[4]	—	101	240	341
U.S. government and agency securities[5]	104	352	—	456
Registered investment companies[6]	73	58	—	131
Other investment entities[7]	—	135	—	135
Interest-bearing cash	5	—	—	5
Foreign exchange contracts	—	6	—	6
Other	—	7	—	7

Total	$860	$1,740	$240	$2,840

Receivables and payables, net				17

Net plan assets available for benefits				2,857

Homer City's share of net plan assets				$19

1
Corporate stocks are diversified. For 2010 and 2009, respectively, performance is primarily benchmarked against the Russell Indexes (63% and 61%) and Morgan Stanley Capital International (MSCI) indexes (37% and 39%).

2
At December 31, 2010 and 2009, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's (S&P 500) Index (29% and 33%), Russell 200 and Russell 1000 indexes (28% and 26%) and the MSCI Europe, Australasia and Far East (EAFE) Index (11% and 10%). A non-index U.S. equity fund representing 23% and 20% of this category as of December 31, 2010 and 2009, respectively, is actively managed. Another fund representing 8% and 7% of this category, as of December 31, 2010 and 2009, respectively, is a global asset allocation fund.

3
Corporate bonds are diversified. At December 31, 2010 and 2009, respectively, this category includes $65 million and $52 million for collateralized mortgage obligations and other asset backed securities of which $17 million and $12 million are below investment grade.

4
Partnership/joint venture Level 2 investments consist primarily of a partnership which invests in publicly traded fixed income securities, primarily from the banking and finance industry and U.S. government agencies. Approximately 60% of the Level 3 partnerships are invested in asset backed securities including distressed mortgages. The remaining Level 3 partnerships are invested in small private equity and venture capital funds. Investment strategies for these funds include branded consumer products, early stage technology, California geographic focus, and diversified U.S. and non-U.S. fund-of-funds.

5
Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relate to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

6
Level 1 of registered investment companies consists of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index. Level 2 of this category primarily consists of (1) short-term, emerging market and high yield bond funds and (2) a hedge fund that invests through liquid instruments in a global diversified portfolio of equity, fixed income, interest rate, foreign currency and commodities markets.

7
At December 31, 2010 and 2009, respectively, 57% and 64% of the other investment entities balance is invested in emerging market equity securities. At December 31, 2010 and 2009, respectively, about 24% and 17% of the assets in this category are invested in domestic mortgage backed securities. Most of the remaining funds invest in below grade fixed income securities including foreign issuers.

At December 31, 2010 and 2009, approximately 69% and 67%, respectively, of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.

The following table sets forth a summary of changes in the fair value of Level 3 investments for 2010 and 2009:

(in millions)	2010	2009

Fair value, net at beginning of period	$240	$111
Actual return on plan assets:
Relating to assets still held at end of period	42	34
Relating to assets sold during the period	24	6
Purchases and dispositions, net	39	89
Transfers in and/or out of Level 3	—	—

Fair value, net at end of period	$345	$240

Note 8. Commitments and Contingencies

Lease Commitments

Homer City has a lease financing with respect to its facilities, which is described in more detail below. Homer City also has operating leases in place relating mainly to tractors and trucks. At December 31, 2010, the future minimum payments over the next five years were as follows:

Years Ending December 31, (in millions)	Operating Leases	Lease Financing

2011	$1	$161
2012	1	160
2013	—	149
2014	—	138
2015	—	107
Thereafter	—	1,260

Total future commitments	$2	$1,975

Amount representing interest		890

Net commitments		$1,085

Operating lease expense amounted to $1 million, $1 million and $2 million in 2010, 2009 and 2008, respectively.

Facilities Sale-Leaseback

On December 7, 2001, Homer City completed the sale-leaseback of its Homer City plant to third-party lessors. The transaction has been accounted for as a lease financing for accounting purposes, which means that Homer City reflects the Homer City plant as an asset on its balance sheet, although Homer City has no legal ownership, and records the net present value of the future minimum lease payments as lease debt. Under the terms of the 33.67 year leases, Homer City is obligated to make semi-annual lease payments on each April 1 and October 1. The gain on the sale of the Homer City plant has been deferred and is being amortized over the term of the lease.

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

The rent payments that Homer City owes under the sale-leaseback transaction are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds, while the equity rent is paid to the owner lessors. If specified debt service coverage ratios are not met while the lease debt is outstanding, Homer City will be restricted from paying the equity portion of the rent to the owner lessors. Accordingly, the sale-leaseback documentation does not permit the lessor to terminate the lease in the event of non-payment of the equity portion of the rent while the lease debt is outstanding.

In order to pay the equity portion of the rent, Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1, subject to reduction to 1.3 to 1 under circumstances specified in the participation agreements. During the 12 months ended December 31, 2010, the senior rent service coverage ratio was 2.51 to 1. The senior rent service coverage ratio is determined by dividing net cash flow as defined in the participation agreements by the senior rent due in that period. If all accrued rent, including both the senior portion and the equity portion of the rent, has been paid and all other required conditions have been met, amounts remaining in the distribution account will be available for distribution to the partners in Homer City or available to prepay principal under the intercompany loan agreement with Edison Mission Finance, subject to certain restrictions in the sale-leaseback documentation, including restrictions on distributions.

Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the Security Deposit Agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. Homer City had $20 million included in restricted deposits at each of December 31, 2010 and 2009 related to these reserve accounts.

Other Commitments

Certain other minimum commitments are estimated as follows:

(in millions)	2011	2012	2013

Fuel supply contracts	$287	$116	$33
Coal transportation agreements	12	—	—
Capital expenditures	4	—	—
Coal cleaning agreement	6	6	—
Other contractual obligations	7	—	—

	$316	$122	$33

Fuel Supply Contracts

At December 31, 2010, Homer City had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. The contracts require Homer City to purchase a minimum quantity over the term of the contracts, with an option at Homer City's discretion to purchase additional amounts as stated in the agreements.

Coal Transportation Agreements

At December 31, 2010, Homer City had contractual agreements for the transportation of coal by rail. The commitments under these contracts are based on minimum quantities.

Capital Expenditures

At December 31, 2010, Homer City plans to finance firm commitments for capital expenditures related to non-environmental improvements with cash generated from operations.

Coal Cleaning Agreement

Homer City entered into a coal cleaning agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by Homer City. The agreement expires on December 31, 2012.

 Other Contractual Obligations

At December 31, 2010, Homer City had contractual commitments for the purchase of limestone and ammonia.

Interconnection Agreement

Homer City's general partner, Mission Energy Westside, is a party to an interconnection agreement with New York State Electric & Gas Corporation (NYSEG) and Pennsylvania Electric Company (Penelec) to provide interconnection services necessary to interconnect the Homer City plant with NYSEG's and Penelec's transmission systems. Unless terminated earlier in accordance with specified terms, the interconnection agreement will terminate on a date mutually agreed to by Mission Energy Westside, NYSEG and Penelec. The termination date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend the interconnection services (but not the expiration of the agreement) to modifications, additions or upgrades to, or repowering of the Homer City units. Mission Energy Westside is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG's or Penelec's interconnection facilities or transmission systems in connection with any modification, addition or upgrade to, or repowering of the Homer City units.

Guarantees and Indemnities

Tax Indemnity Agreements

In connection with the sale-leaseback transaction related to the Homer City plant, Homer City and its indirect parent, EME, entered into tax indemnity agreements. Under these tax indemnity agreements, Homer City and EME agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of the obligations under these tax indemnity agreements, Homer City cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Homer City has not recorded a liability related to these indemnities.

Environmental Indemnity Related to the Homer City Plant

In connection with the acquisition of the Homer City plant, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed this obligation of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City plant, Homer City agreed to indemnify the lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnity provisions, they are not subject to a maximum potential liability and do not have expiration dates. For a discussion of the New Source Review lawsuit filed against Homer City, see "—Contingencies—New Source Review Lawsuit." Homer City has not recorded a liability related to this indemnity.

 Contingencies

New Source Review Lawsuit

In January 2011, the US EPA filed a complaint in the Western District of Pennsylvania against Homer City, the sale-leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleges violations of the Prevention of Significant Deterioration (PSD) and Title V provisions of the Clean Air Act (CAA) and its implementing regulations, including requirements contained in the Pennsylvania State Implementation Plan (SIP). The PSD counts allege that the prior owners of the Homer City plant performed projects in the 1990s that triggered state and federal PSD permitting requirements by increasing emissions of sulfur dioxide (SO2) and/or particulate matter. All defendants are alleged to have failed to comply with the PSD permitting requirements for those projects. The complaint also alleges that, as a result of triggering PSD permitting requirements, including the requirement to install controls sufficient to meet best available control technology (BACT) emissions rates for SO2 and/or particulate matter, the owners and operators have been required, but have failed, to incorporate emissions limitations that meet BACT into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint calls for an injunction ordering Homer City to install controls sufficient to meet BACT emissions rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. PADEP, the State of New York and the State of New Jersey have intervened in the lawsuit.

Also in January 2011, two residents filed a complaint in the Western District of Pennsylvania, on behalf of themselves and all others similarly situated, against Homer City, the sale-leaseback owner participants of the Homer City plant, two prior owners of the Homer City plant, EME, Mission Energy Holding Company, and Edison International, claiming that emissions from the Homer City plant had adversely affected their health and property values. The plaintiffs seek to have their suit certified as a class action and request injunctive relief, the funding of a health assessment study and medical monitoring, compensatory and punitive damages.

An adverse decision could involve penalties and remedial actions that would have a material adverse impact on the financial condition and results of operations of Homer City. Homer City cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

Insurance

Homer City maintains insurance policies that it believes are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1.6 billion. Under the terms of the participation agreements entered into as part of Homer City's sale-leaseback transaction, Homer City is required to maintain specified minimum insurance coverages with insurers having specific minimum ratings if and to the extent that such insurance is available on a commercially reasonable basis. Although the insurance covering the Homer City plant is comparable to insurance coverages normally carried by companies engaged in similar businesses, and owning similar properties, the insurance coverages that are in place do not meet the minimum insurance coverages required under the participation agreements. In addition, some of the insurers providing Homer City's insurance do not meet the minimum ratings required under the participation agreements. Due to the current market environment, the minimum insurance coverage and rating are not commercially available at reasonable prices. Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance through June 1, 2011.

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

 Note 9. Environmental Developments

Environmental Issues and Capital Resource Limitations

Homer City may be required to install additional environmental equipment on Units 1 and 2 to comply with environmental regulations under the Clean Air Transport Rule (Transport Rule) described below. Homer City projects that if SO2 reduction technology becomes required, it may need to make capital commitments for such equipment several years in advance of the effective date of such requirements. Homer City continues to review technologies available to reduce SO2 and mercury emissions and to monitor developments related to hazardous pollutants and other environmental regulations. The timing, selection of technology and required capital costs remain uncertain. The installation of environmental compliance equipment will be dependent on lessor decisions regarding the funding of these expenditures. Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction could affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. EME has no legal obligation to provide funding. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital have not been made.

Greenhouse Gas Regulation

There have been a number of federal and state legislative and regulatory initiatives to reduce greenhouse gas (GHG) emissions. Any climate change regulation or other legal obligation that would require substantial reductions in GHG emissions or that would impose additional costs or charges for the GHG emissions could significantly increase the cost of generating electricity from fossil fuels, and especially from coal-fired plants, as well as the cost of purchased power, which could adversely affect Homer City.

Significant developments include the following:

•
In December 2009, the US EPA issued a final finding that certain GHGs, including carbon dioxide, threaten the public health and welfare. The US EPA has issued a proposed rule, known as the "GHG tailoring rule," which generally subjects newly constructed sources of GHG emissions and newly modified existing major sources to the PSD air permitting program (and later, the Title V permitting program), beginning in January 2011. The current program, which applies to only new or newly modified sources, is not expected to have an immediate effect on Homer City's existing generating plants. However, regulation of GHG emissions pursuant to this program could affect efforts to modify Homer City's facilities in the future, and could subject new capital projects to additional permitting and pollution control requirements that could delay such projects.

•
Under a pending court settlement, the US EPA will propose performance standards for GHG emissions from new and modified power plants, and emissions guidelines for existing power plants, in July 2011, and will finalize such regulations by May 2012, with compliance dates expected to be in 2015 or 2016. The specific requirements will not be known until the regulations are finalized.

•
In December 2010, the Supreme Court agreed to hear a case in which an appellate court found that judicial remedies for nuisance allegedly caused by GHG emissions were appropriate. The Supreme Court's decision may resolve the question of whether or not this type of litigation presents questions capable of judicial resolution or political questions that should be resolved by elected officials.

Transport Rule

In July 2010, the US EPA issued a Notice of Proposed Rulemaking for a proposed rule, known as the Transport Rule, which would require 31 eastern states (including Pennsylvania) and the District of Columbia to reduce power plant emissions of nitrogen oxide (NOx) and SO2 substantially, starting in 2012, with additional reductions in 2014. The Transport Rule would replace the Clean Air Interstate Rule.

The Transport Rule is scheduled to be finalized in 2011. The Transport Rule may require the installation of additional environmental equipment to reduce SO2 emissions at Units 1 and 2 of the Homer City facilities and, depending on the approach adopted, may also require Homer City to procure a significant amount of additional allowances or curtail operations if it is unable to do so on acceptable terms.

Hazardous Air Pollutant Regulations

In accordance with a consent decree entered in April 2010, the US EPA committed to proposing regulations by March 2011 limiting emissions of Hazardous Air Pollutants (HAPs) from coal- and oil-fired electrical generating units that are major sources of HAPs, and to finalizing such regulations by November 2011. The emissions standards must be designed to achieve the maximum degree of emission reduction that the US EPA determines is achievable for the affected units, taking into account costs and non-air quality environmental and health benefits (also referred to as maximum available control technology, or MACT standard). Unlike the Clean Air Mercury Rule, the US EPA must regulate all of the HAPs emitted by these generating units. Compliance with the MACT standards will be required three years after the effective date of the final regulations. Until the US EPA's regulations are finalized, EME cannot determine whether the actions it is taking to comply with other legal requirements (including the CPS) will be sufficient to address its obligations under the new regulations.

Coal Combustion Wastes

US EPA regulations currently classify coal ash and other coal combustion residuals as solid wastes that are exempt from hazardous waste requirements. In June 2010, the US EPA published proposed regulations relating to coal combustion residuals. Two different proposed approaches are under consideration. If the US EPA lists these residuals as special wastes subject to regulation as hazardous wastes, as proposed under one alternative, could require Homer City to incur additional capital and operating costs without assurance that the additional costs could be recovered.

 Note 10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges	Unrecognized Gain (Losses) and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2008	$76	$(5)	$71
Change for 2009	(38)	3	(35)

Balance at December 31, 2009	38	(2)	36
Change for 2010	(35)	(3)	(38)

Balance at December 31, 2010	$3	$(5)	$(2)

1
For further detail, see Note 7—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at December 31, 2010, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than Homer City's contract prices. Approximately $5 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through May 31, 2014.

Note 11. Supplemental Cash Flows Information

	Years Ended December 31,
(in millions)	2010	2009	2008

Cash paid
Interest	$130	$127	$130
Income taxes	—	9	22
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with affiliate	$32	$118	$42

Note 12. Related-Party Transactions

EMMT Agreements

Homer City has entered into a master purchase, sale and services agreement with EMMT, pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) electric energy and capacity; (ii) fuel oil; and (iii) emission allowances. Homer City compensates EMMT with respect to these transactions and reimburses EMMT for brokers fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing. The net fees earned by EMMT were $1 million for each of the years ended December 31, 2010, 2009 and 2008. EMMT prepays Homer City in advance for the full month's expected power generation. As a result of the accelerated payments, Homer City had liabilities to EMMT of $45 million and $50 million at December 31, 2010 and 2009, respectively, for products paid for by EMMT but not yet delivered by Homer City.

Homer City entered into several transactions through EMMT for the purchase or sale of SO2 and NOx allowances. All transactions were completed at the market price on the date of the transaction. Homer City received (paid) $(5) million, $1 million and $(33) million during 2010, 2009 and 2008, respectively, for net sales (purchases) of SO2 and NOx allowances.

Affiliate Financing

Homer City obtained financing from Edison Mission Finance in connection with its acquisition of the Homer City plant. For further discussion, see Note 4—Long-Term Debt.

Services Agreements with EME and Edison International

Certain administrative services such as payroll, employee benefit programs, insurance, and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. Homer City believes the allocation methodologies are reasonable. Homer City made reimbursements for the cost of these programs and other services totaling $8 million, $9 million and $8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Homer City had a net payable of $1 million and $2 million at December 31, 2010 and 2009, respectively, related to these agreements.

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

Management and Administration Agreement with Midwest Generation EME, LLC

Homer City and Midwest Generation EME entered into a management and administration agreement pursuant to which Midwest Generation EME charges Homer City for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2010, 2009 and 2008 were $2 million, $2 million and $3 million, respectively.

Homer City had a payable of $0.2 million and $0.3 million at December 31, 2010 and 2009, respectively, due to Midwest Generation EME related to this agreement.

Note 13. Quarterly Financial Data (unaudited)

(in millions)	First	Second	Third	Fourth	Total

2010
Operating revenues	$175	$129	$173	$159	$636
Operating income	50	12	60	43	165
Provision (benefit) for income taxes	7	(8)	11	1	11
Net income (loss)	11	(12)	17	11	27
2009
Operating revenues	$165	$161	$170	$167	$663
Operating income	49	60	66	64	239
Provision for income taxes	7	10	14	13	44
Net income	11	18	20	18	67

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

Omitted pursuant to General Instruction I.(2)(c).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I.(2)(c).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

The following table sets forth the aggregate fees billed to Homer City for the fiscal years ended December 31, 2010 and December 31, 2009, by PricewaterhouseCoopers LLP:

	EME Homer City Generation L.P.
($000)	2010	2009

Audit fees	$400	$400
Audit related fees	—	—
Tax fee	—	—
All other fees	—	—

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

During the fiscal year ended December 31, 2010, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

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

Exhibit No.	Description

3.1	Amended and Restated Agreement of Limited Partnership of EME Homer City Generation L.P., dated as of December 7, 2001, incorporated by reference to Exhibit 3.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.1	First Amended and Restated Indenture, dated as of December 7, 2001 among Homer City Funding LLC and The Bank of New York, as successor trustee to United States Trust Company of New York, incorporated by reference to Exhibit 4.1.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.1.1	Form of 8.137% Senior Secured Bond due 2019 (included in Exhibit 4.1.1), incorporated by reference to Exhibit 4.1.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.

Exhibit No.	Description

4.1.2	Form of 8.734% Senior Secured Bond due 2026 (included in Exhibit 4.1.1), incorporated by reference to Exhibit 4.1.3 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.1.3	Assumption Agreement, dated as of December 7, 2001, among EME Homer City Generation, L.P., Homer City OL1 LLC, Homer City OL2 LLC, Homer City OL3 LLC, Homer City OL4 LLC, Homer City OL5 LLC, Homer City OL6 LLC, Homer City OL7 LLC, Homer City OL8 LLC, Homer City Funding LLC and The Bank of New York as successor to United States Trust Company of New York, incorporated by reference to Exhibit 4.1.4 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.2	Indenture of Trust and Security Agreement, dated as of December 7, 2001, between Homer City OL1 LLC, The Bank of New York, as Lease Indenture Trustee and Security Agent, incorporated by reference to Exhibit 4.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.2.1	Schedule identifying substantially identical agreements to Indenture of Trust and Security Agreement constituting Exhibit 4.2 hereto, incorporated by reference to Exhibit 4.2.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.2.2	Form of Initial Lessor Note (included in Exhibit 4.2), incorporated by reference to Exhibit 4.2.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.3	Facility Lease Agreement, dated as of December 7, 2001, between Homer City OL1 LLC and EME Homer City Generation L.P., incorporated by reference to Exhibit 4.3 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.3.1	Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 4.3 hereto, incorporated by reference to Exhibit 4.3.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.4	Participation Agreement, dated as of December 7, 2001, among EME Homer City Generation L.P., Homer City OL1 LLC, as Facility Lessor and Ground Lessee, Wells Fargo Bank Northwest National Association, General Electric Capital Corporation, The Bank of New York as the Security Agent, The Bank of New York as Lease Indenture Trustee, Homer City Funding LLC and The Bank of New York as Bondholder Trustee, incorporated by reference to Exhibit 4.4 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.4.1	Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.4 hereto, incorporated by reference to Exhibit 4.4.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.4.2	Appendix A (Definitions) to the Participation Agreement constituting Exhibit 4.4 hereto, incorporated by reference to Exhibit 4.4.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2004.
4.5	Owner Lessor Subordination Agreement, dated as of December 7, 2001, by and among Homer City OL1 LLC as the Owner Lessor, General Electric Capital Corporation as the Owner Participant and The Bank of New York, as the Lease Indenture Trustee, incorporated by reference to Exhibit 4.5 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.

Exhibit No.	Description

4.5.1	Schedule identifying substantially identical agreements to Owner Lessor Subordination Agreement constituting Exhibit 4.5 hereto, incorporated by reference to Exhibit 4.5.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.6	Lease Subordination Agreement, dated as of December 7, 2001, by and among Homer City OL1 LLC, as the Owner Lessor, GE Capital Corporation as the Owner Participant, EME Homer City Generation L.P. as Facility Lessee and The Bank of New York as Security Agent, incorporated by reference to Exhibit 4.6 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.6.1	Schedule identifying substantially identical agreements to Lease Subordination Agreement constituting Exhibit 4.6 hereto, incorporated by reference to Exhibit 4.6.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.7	Pledge and Collateral Agreement made by Edison Mission Holdings Co. in favor of The Bank of New York, as successor to United States Trust Company of New York, as Collateral Agent, dated as of December 7, 2001, incorporated by reference to Exhibit 4.7 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.8	Assumption and Release Agreement, dated as of December 7, 2001, among Edison Mission Holdings Co., Edison Mission Finance Co., EME Homer City Generation L.P. and The Bank of New York (as successor in interest to United States Trust Company of New York), as Bondholder Trustee and Collateral Agent, incorporated by reference to Exhibit 4.8 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.9	Open-End Mortgage, Security Agreement and Assignment of Rents, dated as of December 7, 2001, among Homer City OLI LLC, as the Owner Lessor to The Bank of New York, as Security Agent and Mortgagee, incorporated by reference to Exhibit 4.9 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
4.9.1	Schedule identifying substantially identical agreements to Open-End Mortgage, Security Agreement and Assignment of Rents constituting Exhibit 4.9 hereto, incorporated by reference to Exhibit 4.9.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2003.
10.1	Guarantee, dated August 1, 1998, between Edison Mission Energy, Pennsylvania Electric Company, NGE Generation, Inc. and New York State Electric & Gas Corporation, incorporated by reference to Exhibit 10.54 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of December 7, 2001, made by EME Homer City Generation L.P. in favor of The Bank of New York as successor to United States Trust Company of New York, as Collateral Agent, incorporated by reference to Exhibit 10.16.4 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.3	Amended and Restated Security Deposit Agreement, dated as of December 7, 2001, among EME Homer City Generation L.P. and The Bank of New York as Collateral Agent, incorporated by reference to Exhibit 10.18.2 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.4	Asset Purchase Agreement, dated August 1, 1998, between Pennsylvania Electric Company, NGE Generation, Inc., New York State Electric & Gas Corporation and Mission Energy Westside, Inc., incorporated by reference to Exhibit 2.4 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.

Exhibit No.	Description

10.5	Intercompany Loan Subordination Agreement, dated March 18, 1999, among Edison Mission Holdings Co., Edison Mission Finance Co., Homer City Property Holdings, Inc., Chestnut Ridge Energy Co., Mission Energy Westside Inc., EME Homer City Generation L.P. and United States Trust Company of New York, incorporated by reference to Exhibit 10.60.3 to Amendment No. 2 of Edison Mission Holdings Co.'s registration statement on Form S-4 filed with the Securities and Exchange Commission on February 29, 2000 (File No. 333-92047).
10.5.1	Amended and Restated Intercompany Loan Subordination Agreement, dated as of December 7, 2001, among Edison Mission Holdings Co., Edison Mission Finance Co., Homer City Property Holdings, Inc., Chestnut Ridge Energy Co., Mission Energy Westside, Inc., EME Homer City Generation L.P. and The Bank of New York, as successor to United States Trust Company of New York, incorporated by reference to Exhibit 10.23.1 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.6	Amended and Restated Subordinated Revolving Loan Agreement, dated as of December 8, 2003, by and between EME Homer City Generation L.P., as Borrower and Edison Mission Finance Co., as Lender, incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 8-K filed December 12, 2003.
10.7	Designated Account Representative Agreement Relating to the NOX Allowance Program, entered into as of December 7, 2001, by and between EME Homer City Generation L.P., Homer City OL1 LLC, Homer City OL2 LLC, Homer City OL3 LLC, Homer City OL4 LLC, Homer City OL5 LLC, Homer City OL6 LLC, Homer City OL7 LLC and Homer City OL8 LLC, incorporated by reference to Exhibit 10.27 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.8	Designated Account Representative Agreement Relating to the Acid Rain Program, entered into as of December 7, 2001, by and between EME Homer City Generation L.P., Homer City OL1 LLC, Homer City OL2 LLC, Homer City OL3 LLC, Homer City OL4 LLC, Homer City OL5 LLC, Homer City OL6 LLC, Homer City OL7 LLC and Homer City OL8 LLC, incorporated by reference to Exhibit 10.28 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.9	Assignment Agreement, dated December 7, 2001, between The Bank of New York, EME Homer City Generation L.P., Edison Mission Marketing & Trading, Inc. and Edison Mission Energy Fuel Services, Inc., incorporated by reference to Exhibit 10.29 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.10	Sub-Assignment Agreement, dated as of December 7, 2001, between The Bank of New York, EME Homer City Generation L.P., Edison Mission Marketing & Trading, Inc., and Edison Mission Energy Fuel Services, Inc., incorporated by reference to Exhibit 10.31 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2001.
10.11	Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of April 1, 2005, by and among Homer City OL1 LLC and Union Bank of California, N.A., as issuing bank and as agent, incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended March 31, 2005.
10.11.1	Schedule identifying substantially identical agreements to the Amended and Restated Debt Service Reserve Letter of Credit and Reimbursement Agreement constituting Exhibit 10.11 hereto, incorporated by reference to Exhibit 10.1.1 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended March 31, 2005.

Exhibit No.	Description

10.12	Tax-Allocation Agreement, effective January 1, 2002, by and between EME Homer City Generation L.P. and Edison Mission Holdings Co., incorporated by reference to Exhibit 10.32 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended September 30, 2002.
10.12.1	Amendment No. 1 to Tax-Allocation Agreement, effective March 31, 2006, by and between EME Homer City Generation L.P. and Edison Mission Holdings Co., incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended March 31, 2006.
10.13	Master Purchase, Sale and Services Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.33 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2002.
10.14	Master Emissions Allowance Purchase and Sale Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.34 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2002.
10.15	Power Purchase and Sale Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.35 to EME Homer City Generation L.P.'s Form 10-K for the year ended December 31, 2002.
10.16	Management and Administration Agreement, effective as of April 27, 2004, between EME Homer City Generation L.P. and Midwest Generation EME, LLC, incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 10-Q for the quarter ended March 31, 2004.
31.1*	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Statement Pursuant to 18 U.S.C. Section 1350.
101**	Financial statements from the annual report on Form 10-K of EME Homer City Generation L.P. for the year ended December 31, 2010, filed on February 28, 2011, formatted in XBRL: (i) the Statements of Income, (ii) the Balance Sheets, (iii) the Statements of Partners' Equity, (iv) the Statements of Comprehensive Income (Loss), (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements tagged as blocks of text.

*
Filed herewith.

**
Furnished, not filed, pursuant to Rule 406T of SEC Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ Maria Rigatti Maria Rigatti Director and Vice President
Date:	February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas R. McFarlan
Douglas R. McFarlan	Director and President (Principal Executive Officer)	February 28, 2011
/s/ Maria Rigatti
Maria Rigatti	Director and Vice President (Principal Financial Officer)	February 28, 2011
/s/ Joanne M. Collins
Joanne M. Collins	Vice President and Controller (Controller or Principal Accounting Officer)	February 28, 2011
/s/ Steven D. Eisenberg
Steven D. Eisenberg	Director and Vice President	February 28, 2011