Form 10-Q
period 2011-03-31
EME HOMER CITY GENERATION LP
filed 2011-05-02
CIK 1099534

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

        Number of shares outstanding of the registrant's ownership interests as of May 2, 2011: Not applicable.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
EME	Edison Mission Energy
Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
GAAP	United States generally accepted accounting principles
GWh	gigawatt-hours
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
PADEP	Pennsylvania Department of Environmental Protection
PJM	PJM Interconnection, LLC
RPM	Reliability Pricing Model
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

STATEMENTS OF OPERATIONS (in millions, unaudited)
	Three Months Ended March 31,
	2011	2010

Operating Revenues from Marketing Affiliate	$115	$175
Operating Expenses
Fuel	52	70
Plant operations	47	38
Depreciation and amortization	17	16
Administrative and general	2	1

Total operating expenses	118	125

Operating income (loss)	(3)	50

Other Income (Expense)
Interest expense	(31)	(32)

Total other expense	(31)	(32)

Income (loss) before income taxes	(34)	18
Provision (benefit) for income taxes	(14)	7

Net Income (Loss)	$(20)	$11

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, unaudited)
	Three Months Ended March 31,
	2011	2010

Net Income (Loss)	$(20)	$11
Other comprehensive income, net of tax
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains arising during period, net of income tax expense of $1 and $17 for the three months ended March 31, 2011 and 2010, respectively	4	24
Reclassification adjustments included in net income (loss), net of income tax benefit of $2 and $8 for the three months ended March 31, 2011 and 2010, respectively	(3)	(11)

Other comprehensive income	1	13

Comprehensive Income (Loss)	$(19)	$24

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS (in millions, unaudited)
	March 31, 2011	December 31, 2010

Assets
Current Assets
Cash and cash equivalents	$147	$132
Due from affiliates	9	—
Fuel inventory	83	76
Spare parts inventory	32	33
Deferred taxes	5	2
Derivative assets	11	8
Intangible assets	23	29
Other current assets	11	10

Total current assets	321	290

Property, plant and equipment, less accumulated depreciation of $626 and $609 at respective dates	1,617	1,630
Deferred taxes	114	117
Restricted deposits	27	27
Long-term intangible assets	21	15

Total Assets	$2,100	$2,079

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$36	$20
Accrued liabilities	15	10
Due to affiliates	27	50
Interest payable	42	21
Interest payable to affiliate	19	9
Current portion of lease financing	79	79

Total current liabilities	218	189

Long-term debt to affiliate	489	479
Lease financing, net of current portion	1,006	1,006
Benefit plans and other long-term liabilities	54	53
Long-term derivative liabilities	6	6

Total Liabilities	1,773	1,733

Commitments and Contingencies (Notes 6 and 7)

Partners' Equity	327	346

Total Liabilities and Partners' Equity	$2,100	$2,079

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY (in millions, unaudited)
	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity

Balance at December 31, 2010	$345	$1	$346
Net loss	(20)	—	(20)
Other comprehensive income	1	—	1

Balance at March 31, 2011	$326	$1	$327

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Three Months Ended March 31,
	2011	2010

Cash Flows From Operating Activities
Net income (loss)	$(20)	$11
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	17	17
Deferred taxes	—	(4)
Increase in due to/from affiliates	(32)	(4)
Increase in inventory	(6)	(8)
(Increase) decrease in other current assets	(1)	1
Increase in accounts payable and other current liabilities	21	20
Increase in interest payable	31	32
Increase in other liabilities	1	2
(Increase) decrease in derivative assets and liabilities	(3)	2

Net cash provided by operating activities	8	69

Cash Flows From Financing Activities
Borrowings on long-term obligation to affiliate	10	21

Net cash provided by financing activities	10	21

Cash Flows From Investing Activities
Capital expenditures	(3)	(7)

Net cash used in investing activities	(3)	(7)

Net increase in cash and cash equivalents	15	83
Cash and cash equivalents at beginning of period	132	121

Cash and cash equivalents at end of period	$147	$204

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

EME Homer City Generation L.P.'s (Homer City's) significant accounting policies were described in "Note 1—Summary of Significant Accounting Policies" on page 52 of Homer City's annual report on Form 10-K for the year ended December 31, 2010. Homer City follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2011 as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with such financial statements.

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Cash Equivalents

Cash equivalents included money market funds totaling $41 million and $31 million at March 31, 2011 and December 31, 2010, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.

New Accounting Guidance

Accounting Guidance Adopted in 2011

Fair Value Measurements and Disclosures

The Financial Accounting Standards Board (FASB) issued an accounting standards update modifying the disclosure requirements related to fair value measurements. Under these requirements, purchases and settlements for Level 3 fair value measurements are presented on a gross basis, rather than net. Homer City adopted this guidance effective January 1, 2011.

Note 2. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or a liability should consider assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. The fair value of derivative assets' nonperformance risk was not material as of March 31, 2011 and December 31, 2010.

Homer City categorizes financial assets and liabilities into a fair value hierarchy based on valuation inputs used to derive fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth Homer City's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total

Assets at Fair Value
Money market funds[2]	$41	$—	$—	$—	$41
Electricity contracts	—	9	—	2	11
Liabilities at Fair Value
Electricity contracts	$—	$4	$—	$2	$6

	December 31, 2010

Assets at Fair Value
Money market funds[2]	$31	$—	$—	$—	$31
Electricity contracts	—	5	—	3	8
Liabilities at Fair Value
Electricity contracts	$—	$3	$—	$3	$6

1
Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

2
Money market funds are included in cash and cash equivalents on Homer City's balance sheets.

Homer City determines the fair value of transfers in and out of each level at the end of each reporting period. There were no significant transfers between levels during the first quarters of 2011 and 2010.

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

Level 3

Level 3 includes financial assets and liabilities where fair value is determined using techniques that require significant unobservable inputs. Over-the-counter options, bilateral contracts, capacity contracts, qualifying facilities contracts, derivative contracts that trade infrequently (such as financial transmission rights and over-the-counter derivatives at illiquid locations), long-term power agreements, and derivative contracts with counterparties that have significant nonperformance risks are classified as Level 3. In circumstances where Edison Mission Marketing & Trading, Inc. (EMMT) cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EMMT continues to assess valuation methodologies used to determine fair value.

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

Long-term Debt

The carrying amount of Homer City's subordinated loan with an affiliate was $489 million at March 31, 2011 and $479 million at December 31, 2010. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City plant.

The carrying amount of trade receivables and payables approximates fair value.

Note 3. Derivative Instruments and Hedging Activities

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

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Homer City's balance sheets with offsetting changes recorded on the statements of operations. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized, to the extent effective, on Homer City's balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive income (loss) until the related forecasted transaction occurs. The results of derivative activities are recorded in cash flows from operating activities on the statements of cash flows.

Where Homer City's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Homer City presents its derivative assets and liabilities on a net basis on its balance sheets.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

March 31, 2011
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	2,252	[1]	6,846	[3]
Electricity	Forwards/Futures	Purchases	GWh	—		7,272	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	40	[2]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	21	[2]	—
Electricity	Congestion	Sales	GWh	—		136	[4]
Electricity	Congestion	Purchases	GWh	—		285	[4]

December 31, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	2,767	[1]	8,845	[3]
Electricity	Forwards/Futures	Purchases	GWh	—		8,865	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	44	[2]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	8	[2]	—
Electricity	Congestion	Sales	GWh	—		136	[4]
Electricity	Congestion	Purchases	GWh	—		503	[4]

1
Homer City's hedge products include forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the Homer City plant which meet the normal purchases and sales exception and are accounted for on the accrual method.

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

 Fair Value of Derivative Instruments

The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Homer City's balance sheets:

March 31, 2011
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

Cash flow hedges	$11	$—	$11	$2	$6	$8	$3
Economic hedges	37	—	37	35	—	35	2

	48	—	48	37	6	43	5
Netting[1]	(37)	—	(37)	(37)	—	(37)	—

Total	$11	$—	$11	$—	$6	$6	$5

December 31, 2010
Cash flow hedges	$11	$—	$11	$4	$6	$10	$1
Economic hedges	51	—	51	50	—	50	1

	62	—	62	54	6	60	2
Netting[1]	(54)	—	(54)	(54)	—	(54)	—

Total	$8	$—	$8	$—	$6	$6	$2

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

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing information about the changes in the fair value of cash flow hedges, to the extent effective, and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Three Months Ended March 31,
			Income Statement Location
(in millions)	2011	2010

Accumulated other comprehensive income derivative gain at January 1	$7	$66
Effective portion of changes in fair value	5	41
Reclassification from accumulated other comprehensive income to net income	(5)	(19)	Operating revenues

Accumulated other comprehensive income derivative gain at March 31	$7	$88

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at March 31, 2011 and 2010 were $4 million and $51 million, respectively.

For additional information related to accumulated other comprehensive income, see Note 8—Accumulated Other Comprehensive Income (Loss).

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Homer City recorded net gains of $1 million during each of the first quarters of 2011 and 2010 in operating revenues on the statements of operations representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the statements of operations is presented below:

		Three Months Ended March 31,
	Income Statement Location
(in millions)		2011	2010

Economic hedges	Operating revenues	$4	$(3)

Note 4. Income Taxes

Homer City had an effective income tax rate of 41% and 39% for the first quarters of 2011 and 2010, respectively. Homer City's effective income tax rate varies from the federal statutory rate of 35% due to state income taxes.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Contributions to Homer City's pension plans were $0.4 million during the quarter ended March 31, 2011, and Homer City estimates $2.2 million in contributions for the remainder of 2011.

The following were components of pension expense:

	Three Months Ended March 31,
(in millions)	2011	2010

Service cost	$0.4	$0.4
Interest cost	0.5	0.5
Expected return on plan assets	(0.5)	(0.4)

Total expense	$0.4	$0.5

Postretirement Benefits Other Than Pensions

Contributions to Homer City's postretirement benefits other than pensions were $0.2 million during the quarter ended March 31, 2011, and Homer City estimates $0.6 million in contributions for the remainder of 2011.

The following were components of postretirement benefits expense:

	Three Months Ended March 31,
(in millions)	2011	2010

Service cost	$0.2	$0.1
Interest cost	0.5	0.4
Amortization of prior service credit	(0.1)	(0.1)
Amortization of unrecognized net loss	0.1	0.1

Total expense	$0.7	$0.5

Note 6. Commitments and Contingencies

Commitments

Fuel Supply Contracts

At March 31, 2011, Homer City had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. These commitments are estimated to aggregate $390 million, summarized as follows: $220 million for the remainder of 2011, $121 million in 2012 and $49 million in 2013.

Capital Expenditures

At March 31, 2011, Homer City had firm commitments to spend approximately $3 million for capital expenditures during the remainder of 2011 related to non-environmental improvements. Homer City intends to fund these expenditures with cash generated from operations.

Guarantees and Indemnities

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

Indemnities Provided under Sale-Leaseback Agreement

In connection with the sale-leaseback transaction related to the Homer City plant, Homer City and its indirect parent, Edison Mission Energy (EME), entered into tax indemnity agreements. Under these tax indemnity agreements, Homer City and EME agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Homer City cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Homer City has not recorded a liability related to these indemnities.

Contingencies

New Source Review Lawsuit

In January 2011, the United States Environmental Protection Agency (US EPA) filed a complaint in the Western District of Pennsylvania against Homer City, the sale-leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleges violations of the Prevention of Significant Deterioration (PSD) and Title V provisions of the Clean Air Act (CAA) and its implementing regulations, including requirements contained in the Pennsylvania State Implementation Plan (SIP), as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet best available control technology (BACT) into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint calls for an injunction ordering Homer City to install controls sufficient to meet BACT emissions rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. Pennsylvania Department of Environmental Protection (PADEP), the State of New York and the State of New Jersey have intervened in the lawsuit.

Also in January 2011, two residents filed a complaint in the Western District of Pennsylvania, on behalf of themselves and all others similarly situated, against Homer City, the sale-leaseback owner participants of the Homer City plant, two prior owners of the Homer City plant, EME, and Edison International, claiming that emissions from the Homer City plant had adversely affected their health and property values. The plaintiffs seek to have their suit certified as a class action and request injunctive relief, the funding of a health assessment study and medical monitoring, compensatory and punitive damages.

In April 2011, Homer City filed motions to dismiss both complaints. An adverse decision could involve penalties, remedial actions and damages that could have a material adverse impact on the financial condition and results of operations of Homer City. Homer City cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

Note 7. Environmental Developments

In March 2011, the US EPA issued draft "National Emission Standards for Hazardous Air Pollutants," limiting emissions of hazardous air pollutants (HAPs) from coal- and oil-fired electrical generating units. The regulations are expected to be finalized by November 2011. The proposed standards, like the pending Clean Air Transport Rule, will require additional reductions in and controls for sulfur dioxide (SO2) emissions.

In March 2011, the US EPA issued draft standards under the federal Clean Water Act which would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by July 2012. Homer City is still evaluating the proposed standards but believes, from a preliminary review, that compliance with the proposed standards will be achievable without incurring material additional capital expenditures or operating costs.

 Note 8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss

Balance at December 31, 2010	$3	$(5)	$(2)
Current period change	1	—	1

Balance at March 31, 2011	$4	$(5)	$(1)

1
For further detail, see Note 5—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at March 31, 2011, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than Homer City's contract prices. Approximately $6 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is May 31, 2014.

Note 9. Supplemental Cash Flows Information

	Three Months Ended March 31,
(in millions)	2011	2010

Cash paid
Income taxes	$1	$—

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Homer City's current expectations and projections about future events based on Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Homer City that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Homer City, include but are not limited to:

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

Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in "Item 1A. Risk Factors" on page 16 of Homer City's annual report on Form 10-K for the year ended December 31, 2010. Readers are urged to read this entire quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2010, including the information incorporated by reference, and to carefully consider the risks, uncertainties and other factors that affect Homer City's business. Forward-looking statements speak only as of the date they are made, and Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Homer City with the Securities and Exchange Commission.

This MD&A discusses material changes in the results of operations, financial condition and other developments of Homer City since December 31, 2010, and as compared to the first quarter ended March 31, 2010. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Homer City's annual report on Form 10-K for the year ended December 31, 2010.

MANAGEMENT'S OVERVIEW

Homer City is a Pennsylvania limited partnership engaged in the business of operating and selling energy and capacity from its three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 MW. The profitability of Homer City is expected to be significantly lower in 2011 as a result of lower realized energy prices driven by the expiration of hedge contracts, higher fuel costs and unplanned outages at the Homer City plant during the first quarter. For discussion of energy and fuel price risks, see "Market Risk Exposures—Commodity Price Risk" and refer to "Item 1A. Risk Factors—Market Risks" on page 17 of Homer City's annual report on Form 10-K for the year ended December 31, 2010. As a result, Homer City may incur net losses during 2011 and in subsequent years unless energy prices recover or its costs decline.

Highlights of Operating Results

Homer City's first quarter 2011 net loss was $20 million, compared to $11 million net income in the first quarter of 2010. The decrease in earnings of $31 million was primarily due to lower generation resulting from the Unit 1 and 2 unplanned outages. Unit 1 returned to service in early April, and Unit 2 is expected to return to service in the second quarter of 2011.

 Homer City Outage

On February 10, 2011, a steam pipe ruptured at Unit 1 of the Homer City plant, taking the unit off line. Homer City took Unit 2 off line, which has the same design and operating conditions, to further evaluate the equipment due to the risk of a similar failure. On April 5, 2011, Unit 1 returned to service after making needed repairs, including replacing all pipes similar to the ruptured pipe. Unit 2 is undergoing similar repairs and is expected to return to service in the second quarter of 2011.

The unplanned outages at Units 1 and 2 and the continuation of low power prices have impacted Homer City's liquidity. As a result, in order to have sufficient working capital available for operating expenses and to pay the equity portion of Homer City's rent payment that was due April 1, 2011 to the owner-lessors, Homer City had to defer certain fuel deliveries, arrange for accelerated payments by EMMT for future energy deliveries under an intercompany arrangement in place between EMMT and Homer City, and draw $12 million from the $20 million equity rent reserve established under its sale-leaseback transaction documents. Homer City must restore the equity rent reserve account and continue to make equity rent payments in order to be entitled to make future distributions. The advance payments made and currently anticipated in April are expected to total approximately $30 million. It is currently anticipated that all such amounts will be applied against amounts invoiced by EMMT under an intercompany arrangement within the next six months, but the actual rate at which such advance payments will be applied will depend upon prevailing power prices and other factors. To further stabilize Homer City's liquidity, effective April 1, 2011, EMMT assigned to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City. Accordingly, effective April 1, 2011, these revenues will now be recorded as part of Homer City's revenues in lieu of their prior classification as EMMT trading revenues. EMMT realized trading revenues of $28 million under this arrangement in 2010.

The actions described above also resulted in Homer City being in compliance with the covenant requirements under the sale-leaseback documents at March 31, 2011. Under these documents, the rent payments are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, among other requirements, Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 (subject to reduction to 1.3 to 1 under certain circumstances).

For additional information, see "Liquidity and Capital Resources—Payments Made Under Subordinated Revolving Loan and Tax Payments—Key Ratio Affecting Distributions" and refer to "Liquidity Risks" on page 19 of Homer City's annual report on Form 10-K for the year ended December 31, 2010.

US EPA Developments

For information regarding recent developments in environmental regulations, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Environmental Developments."

RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Homer City's operations.

	Three Months Ended March 31,
	2011	2010

Operating Revenues (in millions)	$115	$175

Statistics
Generation (in GWh)	1,943	2,954
Equivalent availability	59.2%	80.2%
Capacity factor	47.8%	72.4%
Load factor	80.7%	90.3%
Forced outage rate	27.1%	10.4%
Average realized energy price/MWh	$45.31	$50.17
Capacity revenues only (in millions)	$24	$29
Average fuel costs/MWh	$26.96	$23.57

Reconciliation of Non-GAAP Disclosures and Statistical Definitions

Average Realized Energy Price

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

	Three Months Ended March 31,
(in millions)	2011	2010

Operating revenues	$115	$175
Less:
Unrealized (gains) losses	(2)	2
Capacity and other revenues	(25)	(29)

Realized revenues	$88	$148

Generation (in GWh)	1,943	2,954
Average realized energy price/MWh	$45.31	$50.17

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

Statistical Definitions

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

Operating Income

Operating income from the Homer City plant decreased $53 million for the first quarter of 2011, compared to the first quarter of 2010. The 2011 decrease in operating income was attributable to lower energy revenues, driven by lower generation, and higher plant maintenance costs from unplanned outages at Units 1 and 2, partially offset by lower fuel costs. The decline in fuel costs was primarily due to lower generation, partially offset by higher coal costs. Included in fuel costs were $0.3 million and $4 million related to the net cost of emission allowances during the first quarters of 2011 and 2010, respectively.

Included in operating revenues were unrealized gains (losses) from hedge activities of $2 million and $(2) million for the first quarters of 2011 and 2010, respectively. Unrealized gains (losses) were attributable to both economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the statements of operations and the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at Homer City was attributable to changes in the difference between energy prices at PJM

West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City plant is delivered into the transmission system).

Income Taxes

Homer City had an effective income tax rate of 41% and 39% for the first quarters of 2011 and 2010, respectively. Homer City's effective income tax rate varies from the federal statutory rate of 35% due to state income taxes.

New Accounting Guidance

For a discussion of new accounting guidance affecting Homer City, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The use of Homer City's cash generated from operations is restricted by the sale-leaseback agreements. For a discussion of the impact of Homer City's outages on liquidity, see "Management's Overview."

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

Capital Investment Plan

At March 31, 2011, forecasted capital expenditures through 2013 by Homer City were as follows:

(in millions)	April through December 2011	2012	2013

Plant capital expenditures	$13	$26	$16
Environmental expenditures	—	—	—

Total	$13	$26	$16

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

The capital investment plan set forth in the previous table does not include environmental capital expenditures for Homer City. However, depending on upcoming and future regulatory developments, Homer City may be required to undertake capital projects to install additional pollution control equipment, which will be dependent on lessor decisions and on obtaining available funding for these expenditures. Homer City projects that if SO2 reduction technology becomes required, it may need to make capital commitments for such equipment several years in advance of the effective date of such requirements. Homer City continues to review technologies available to reduce SO2 and mercury emissions and to monitor developments related to hazardous pollutants and other environmental regulations. The timing, selection of technology and required capital costs remain uncertain. Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction could affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures, and Homer City may need third-party capital to fund such activities in order to continue operating, the availability of which cannot be assured. EME has no legal obligation to provide funding. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital have not been made. For a discussion of environmental regulations, refer to "Item 1. Environmental Matters and Regulations" on page 10 and "Regulatory and

Environmental Risks" on page 16 of Homer City's annual report on Form 10-K for the year ended December 31, 2010.

Cash Flow

At March 31, 2011, Homer City had cash and cash equivalents of $147 million compared to $132 million at December 31, 2010. Net cash provided by operating activities decreased $61 million in the first quarter of 2011, compared to the first quarter of 2010. The 2011 decrease was primarily due to a net loss in 2011 compared to net income in 2010 and lower energy prepayments by EMMT due to lower market energy prices in March 2011 as compared to December 2010.

Net cash provided by financing activities decreased $11 million in the first quarter of 2011, compared to the first quarter of 2010, due to lower borrowings under the affiliate subordinated revolving loan agreement.

Net cash used in investing activities decreased $4 million in the first quarter of 2011 compared to the first quarter of 2010 due to lower capital expenditures.

Credit Ratings

Overview

Homer City is not currently rated. Credit ratings for EME and EMMT as of March 31, 2011 were as follows:

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

Credit Rating of EMMT

For a discussion of the effect of EMMT's credit rating on Homer City's ability to sell forward the output of its plant through EMMT, refer to "Credit Ratings" in Item 7 on page 32 of Homer City's annual report on Form 10-K for the year ended December 31, 2010.

Payments Made Under Subordinated Revolving Loan and Tax Payments

During the first quarters of 2011 and 2010, Homer City did not make any payments under its subordinated revolving loan with Edison Mission Finance Co., a subsidiary of EME, that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction or any payments made pursuant to tax-allocation agreements.

 Key Ratio Affecting Distributions

Set forth below is the key ratio required under the lease covenants contained in Homer City's sale-leaseback agreements for the 12 months ended March 31, 2011:

Financial Ratio	Covenant	Actual

Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	1.87 to 1

To pay dividends, Homer City must meet the senior rent service coverage ratio. In addition, Homer City is restricted from paying dividends until the Homer City equity reserve account is replenished. For additional information, see "Management's Overview—Homer City Outage."

For a more detailed description of the restrictions binding Homer City refer to "Capital Expenditures and Lease Covenants" in Item 7 on page 29 of Homer City's annual report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations and Contingencies

Fuel Supply Contracts

For a discussion of fuel supply contracts, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Commitments and Contingencies—Commitments—Fuel Supply Contracts."

New Source Review Lawsuit

For a discussion of the New Source Review Lawsuit, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Commitments and Contingencies—Contingencies—New Source Review Lawsuit."

Environmental Matters and Regulations

For a discussion of Homer City's environmental matters, refer to "Environmental Matters and Regulations" in Item 1 on page 10 of Homer City's annual report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to environmental matters specifically affecting Homer City since the filing of Homer City's annual report, except as set forth in "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Environmental Developments."

MARKET RISK EXPOSURES

For a detailed discussion of Homer City's market risk exposures, including commodity price risk, credit risk and interest rate risk, refer to "Market Risk Exposures" in Item 7 on page 34 of Homer City's annual report on Form 10-K for the year ended December 31, 2010.

Derivative Instruments

Unrealized Gains and Losses

Homer City classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues. The following table summarizes unrealized gains (losses):

	Three Months Ended March 31,
(in millions)	2011	2010

Non-qualifying hedges	$1	$—
Ineffective portion of cash flow hedges	1	(2)

Total unrealized gains (losses)	$2	$(2)

At March 31, 2011, cumulative unrealized losses of $2 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($1 million for the remainder of 2011 and $1 million for 2012).

Fair Value Disclosures

In determining the fair value of Homer City's derivative positions, Homer City uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of Homer City's derivative instruments, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 2. Fair Value Measurements" and "—Note 3. Derivative Instruments and Hedging Activities," respectively.

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

The following table depicts the quarterly average historical market prices for energy per megawatt-hour at the locations indicated for the first quarters of 2011 and 2010:

	24-Hour Average Historical Market Prices[1]
	2011	2010

PJM West Hub	$45.77	$44.53
Homer City Busbar	41.47	39.33

1
Energy prices were calculated at the Homer City busbar (delivery point) and the PJM West Hub using historical hourly real-time prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2011:

24-Hour Forward Energy Prices[1] PJM West Hub

2011
April	$40.01
May	39.74
June	43.44
July	48.86
August	50.28
September	42.66
October	40.65
November	41.65
December	45.92
2012 calendar "strip"[2]	$46.20

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

EMMT engages in hedging activities for the Homer City plant to hedge the risk of future change in the price of electricity. The following table summarizes Homer City's hedge positions (including load requirements services contracts and forward contracts accounted for on the accrual basis) at March 31, 2011 for electricity expected to be generated during the remainder of 2011 and in 2012 and 2013:

	2011	2012	2013

MWh (in thousands)	632	1,020	204
Average price/MWh[1,2]	$62.35	$51.17	$51.85

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

2
The average price/MWh includes 182 to 191 MW of capacity for periods ranging from April 1, 2011 to May 31, 2012 sold in conjunction with load requirements services contracts.

Capacity Price Risk

The following table summarizes the status of capacity sales for Homer City at March 31, 2011:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[3]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold[2] MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

April 1, 2011 to May 31, 2011	1,884	(261)	1,623	1,813	$174.29	(190)	$53.95	$188.38
June 1, 2011 to May 31, 2012	1,884	(163)	1,721	1,771	110.00	(50)	30.00	112.32
June 1, 2012 to May 31, 2013	1,884	(232)	1,652	1,736	133.37	(84)	16.46	139.31
June 1, 2013 to May 31, 2014	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[4]

1
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

2
Excludes 182 to 191 MW of capacity for periods ranging from April 1, 2011 to May 31, 2012 sold in conjunction with load requirements services contracts.

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

Basis Risk

During the three months ended March 31, 2011 and 2010, prices at the Homer City busbar were lower than the PJM West Hub by an average of 9% and 12%, respectively, due to transmission congestion in PJM.

Coal Price Risk

The Homer City plant purchases coal primarily from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at March 31, 2011 for the remainder of 2011 and the following two years:

	April through December 2011	2012	2013

Amount of Coal Under Contract in Millions of Equivalent Tons[1]	3.5	1.9	0.8

1
The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which are related to the price of coal purchased for the Homer City plant, increased during 2011 from 2010 year-end prices. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $76.15 per ton at April 1, 2011, compared to a price of $70 per ton at December 31, 2010, as reported by the Energy Information Administration.

Emission Allowances Price Risk

The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's implementation of the Clean Air Interstate Rule (CAIR), coal plants are required to hold seasonal and annual nitrogen oxide (NOx) allowances.

In the event that actual emissions required are greater than allowances held, Homer City is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances decreased to $10 per ton during the first quarter of 2011 from $50 per ton in 2010. Based on broker's quotes and information from public sources, the spot price for SO2 allowances was $5 per ton at March 31, 2011.

Credit Risk

Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 93% of Homer City's operating revenues for the three months ended March 31, 2011.

Interest Rate Risk

Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its subordinated revolving loan with Edison Mission Finance. Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of Homer City's critical accounting policies, refer to "Critical Accounting Estimates and Policies" in Item 7 on page 39 of Homer City's annual report on Form 10-K for the year ended December 31, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 34 in Item 7 of Homer City's annual report on Form 10-K for the year ended December 31, 2010. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

ITEM 4.    CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of Homer City's legal proceedings, refer to "Contingencies" on page 80 of Homer City's annual report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to legal proceedings specifically affecting Homer City since the filing of Homer City's annual report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.    RISK FACTORS

For a discussion of the risks, uncertainties, and other important factors which could materially affect Homer City's business, financial condition, or future results, refer to "Item 1A. Risk Factors" on page 16 of Homer City's annual report on Form 10-K for the year ended December 31, 2010. The risks described in Homer City's annual report on Form 10-K and in this report are not the only risks facing Homer City. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect Homer City's business, financial condition or future results.

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101
Financial statements from the quarterly report on Form 10-Q of EME Homer City Generation L.P. for the quarter ended March 31, 2011, filed on May 2, 2011, formatted in XBRL: (i) the Statements of Operations, (ii) the Statements of Comprehensive Income (Loss), (iii) the Balance Sheets, (iv) the Statements of Partners' Equity, (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ Maria Rigatti Maria Rigatti Director and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	May 2, 2011