Form 10-Q
period 2011-06-30
EME HOMER CITY GENERATION LP
filed 2011-08-04
CIK 1099534

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

        Number of shares outstanding of the registrant's ownership interests as of August 4, 2011: Not applicable.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
EME	Edison Mission Energy
Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
GAAP	accounting principles generally accepted in the United States of America
GWh	gigawatt-hours
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOx	nitrogen oxide
PADEP	Pennsylvania Department of Environmental Protection
PJM	PJM Interconnection, LLC
RPM	Reliability Pricing Model
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

STATEMENTS OF OPERATIONS (in millions, unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating Revenues from Marketing Affiliate	$137	$129	$252	$304
Operating Expenses
Fuel	63	57	115	127
Plant operations	49	37	96	75
Depreciation and amortization	17	17	34	33
Asset retirements	15	4	15	4
Administrative and general	1	2	3	3

Total operating expenses	145	117	263	242

Operating income (loss)	(8)	12	(11)	62

Other Income (Expense)
Interest expense	(30)	(32)	(61)	(64)

Total other expense	(30)	(32)	(61)	(64)

Loss before income taxes	(38)	(20)	(72)	(2)
Benefit for income taxes	(15)	(8)	(29)	(1)

Net Loss	$(23)	$(12)	$(43)	$(1)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE LOSS (in millions, unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net Loss	$(23)	$(12)	$(43)	$(1)
Other comprehensive loss, net of tax
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $2 and $(11) for the three months and $3 and $6 for the six months ended June 30, 2011 and 2010, respectively	1	(14)	5	10
Reclassification adjustments included in net loss, net of income tax benefit of $3 and $11 for the three months and $5 and $19 for the six months ended June 30, 2011 and 2010, respectively	(3)	(17)	(6)	(28)

Other comprehensive loss	(2)	(31)	(1)	(18)

Comprehensive Loss	$(25)	$(43)	$(44)	$(19)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS (in millions, unaudited)
	June 30, 2011	December 31, 2010

Assets
Current Assets
Cash and cash equivalents	$61	$132
Due from affiliates	22	—
Fuel inventory	81	76
Spare parts inventory	34	33
Deferred taxes	2	2
Derivative assets	10	8
Emission allowances	37	29
Other current assets	5	10

Total current assets	252	290

Property, plant and equipment, less accumulated depreciation of $637 and $609 at respective dates	1,590	1,630
Deferred taxes	122	117
Restricted deposits	15	27
Long-term emission allowances	7	15

Total Assets	$1,986	$2,079

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$23	$20
Accrued liabilities	7	10
Due to affiliates	41	50
Interest payable	20	21
Interest payable to affiliate	29	9
Current portion of lease financing	81	79

Total current liabilities	201	189

Long-term debt to affiliate	490	479
Lease financing, net of current portion	932	1,006
Benefit plans and other long-term liabilities	55	53
Long-term derivative liabilities	6	6

Total Liabilities	1,684	1,733

Commitments and Contingencies (Notes 6 and 7)
Partners' Equity	302	346

Total Liabilities and Partners' Equity	$1,986	$2,079

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY (in millions, unaudited)
	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity

Balance at December 31, 2010	$345	$1	$346
Net loss	(43)	—	(43)
Other comprehensive loss	(1)	—	(1)

Balance at June 30, 2011	$301	$1	$302

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Six Months Ended June 30,
	2011	2010

Cash Flows From Operating Activities
Net loss	$(43)	$(1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34	33
Deferred taxes	(4)	(13)
Asset retirements	15	4
(Increase) decrease in due to/from affiliates	(31)	6
Increase in inventory	(6)	(21)
Decrease in other current assets	4	4
Decrease in emission allowances	1	—
Increase in accounts payable and other current liabilities	—	7
Increase (decrease) in interest payable	19	(4)
Increase in other liabilities	2	3
(Increase) decrease in derivative assets and liabilities	(6)	14

Net cash provided by (used in) operating activities	(15)	32

Cash Flows From Financing Activities
Borrowings on long-term obligation to affiliate	11	21
Repayments of long-term obligation to affiliate	—	(3)
Repayments of lease financing	(71)	(63)

Net cash used in financing activities	(60)	(45)

Cash Flows From Investing Activities
Capital expenditures	(8)	(12)
Decrease in restricted deposits	12	—

Net cash provided by (used in) investing activities	4	(12)

Net decrease in cash and cash equivalents	(71)	(25)
Cash and cash equivalents at beginning of period	132	121

Cash and cash equivalents at end of period	$61	$96

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

EME Homer City Generation L.P.'s (Homer City's) significant accounting policies were described in "Note 1—Summary of Significant Accounting Policies" on page 52 of Homer City's annual report on Form 10-K for the year ended December 31, 2010. Homer City follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2011, as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with such financial statements and notes.

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-and six-month periods ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Cash Equivalents

Cash equivalents included money market funds totaling $39 million and $31 million at June 30, 2011 and December 31, 2010, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.

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

 Accounting Guidance Not Yet Adopted

Fair Value Measurement

In May 2011, the FASB issued an accounting standards update modifying the fair value measurement and disclosure guidance. This guidance prohibits grouping of financial instruments for purposes of fair value measurement and requires the value be based on the individual security. This amendment also results in new disclosures primarily related to Level 3 measurements including quantitative disclosure about unobservable inputs and assumptions, a description of the valuation processes and a narrative description of the sensitivity of the fair value to changes in unobservable inputs. Homer City will adopt this guidance effective January 1, 2012 and does not expect the adoption of this standard will have a material impact on Homer City's results of operations, financial position or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. Homer City will adopt this guidance effective January 1, 2012. Homer City currently presents the statement of comprehensive income immediately following the statement of income and expects to continue to do so. The adoption of this accounting standards update does not change the items that constitute net income and other comprehensive income.

Note 2. Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or a liability should consider assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. The fair value of derivative assets' nonperformance risk was not material as of June 30, 2011 and December 31, 2010.

Homer City categorizes financial assets and liabilities into a fair value hierarchy based on valuation inputs used to derive fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth Homer City's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2011
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total

Assets at Fair Value
Money market funds[2]	$39	$—	$—	$—	$39
Electricity contracts	—	7	—	3	10
Liabilities at Fair Value
Electricity contracts	$—	$3	$—	$3	$6

	December 31, 2010

Assets at Fair Value
Money market funds[2]	$31	$—	$—	$—	$31
Electricity contracts	—	5	—	3	8
Liabilities at Fair Value
Electricity contracts	$—	$3	$—	$3	$6

1
Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

2
Money market funds are included in cash and cash equivalents on Homer City's balance sheets.

Homer City determines the fair value of transfers in and out of each level at the end of each reporting period. There were no significant transfers between levels during the second quarters and six months ended June 30, 2011 and 2010.

Valuation Techniques used to Determine Fair Value

Level 1

Level 1 includes financial assets and liabilities where unadjusted quoted prices in active markets are available at the measurement date for identical assets and liabilities. Financial assets and liabilities classified as Level 1 include exchange-traded derivatives and money market funds.

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

Level 3

Level 3 includes financial assets and liabilities where fair value is determined using techniques that require significant unobservable inputs. Over-the-counter options, bilateral contracts, capacity contracts, qualifying facilities contracts, derivative contracts that trade infrequently (such as financial transmission rights), and derivative contracts with counterparties that have significant nonperformance risks are classified as Level 3. In circumstances where Edison Mission Marketing & Trading, Inc. (EMMT) cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EMMT continues to assess valuation methodologies used to determine fair value.

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

Long-term Debt

The carrying amount of Homer City's subordinated loan with an affiliate was $490 million at June 30, 2011 and $479 million at December 31, 2010. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City plant.

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

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Homer City's balance sheets with offsetting changes recorded on the statements of operations. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized, to the extent effective, on Homer City's balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive loss until the related forecasted transaction occurs. The results of derivative activities are recorded in cash flows from operating activities on the statements of cash flows.

Where Homer City's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Homer City presents its derivative assets and liabilities on a net basis on its balance sheets.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

June 30, 2011
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	2,812	[1]	4,618	[3]
Electricity	Forwards/Futures	Purchases	GWh	—		4,578	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	37	[2]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	17	[2]	—
Electricity	Congestion	Sales	GWh	—		124	[4]
Electricity	Congestion	Purchases	GWh	—		3,008	[4]
Natural gas	Forwards/Futures	Sales	billion cubic feet	—		1.5
Natural gas	Forwards/Futures	Purchases	billion cubic feet	—		1.5

December 31, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	2,767	[1]	8,845	[3]
Electricity	Forwards/Futures	Purchases	GWh	—		8,865	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	44	[2]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	8	[2]	—
Electricity	Congestion	Sales	GWh	—		136	[4]
Electricity	Congestion	Purchases	GWh	—		503	[4]

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

 Fair Value of Derivative Instruments

The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Homer City's balance sheets:

June 30, 2011
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

Cash flow hedges	$7	$—	$7	$1	$6	$7	$—
Economic hedges	32	—	32	28	—	28	4

	39	—	39	29	6	35	4
Netting[1]	(29)	—	(29)	(29)	—	(29)	—

Total	$10	$—	$10	$—	$6	$6	$4

December 31, 2010

Cash flow hedges	$11	$—	$11	$4	$6	$10	$1
Economic hedges	51	—	51	50	—	50	1

	62	—	62	54	6	60	2
Netting[1]	(54)	—	(54)	(54)	—	(54)	—

Total	$8	$—	$8	$—	$6	$6	$2

1
Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments

The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1] Six Months Ended June 30,
			Income Statement Location
(in millions)	2011	2010

Beginning of period derivative gains	$7	$66
Effective portion of changes in fair value	8	16
Reclassification to net income	(11)	(47)	Operating revenues

End of period derivative gains	$4	$35

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at June 30, 2011 and 2010 were $2 million and $20 million, respectively.

For additional information, see Note 8—Accumulated Other Comprehensive Loss.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Homer City recorded net gains (losses) of $1 million and $(8) million during the second quarters of 2011 and 2010, respectively, and net gains (losses) of $2 million and $(7) million during the six months ended June 30, 2011 and 2010, respectively, in operating revenues on the statements of operations representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the statements of operations is presented below:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location
(in millions)		2011	2010	2011	2010

Economic hedges	Operating revenues	$14	$(1)	$18	$(4)

Note 4. Income Taxes

Homer City had an effective income tax rate of 41% and 72% for the six months ended June 30, 2011 and 2010, respectively. Homer City's effective income tax rate varies from the federal statutory rate of 35% due to state income taxes.

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

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

During the six months ended June 30, 2011, Homer City made contributions of $1 million, and during the remainder of 2011, expects to make $1.6 million of additional contributions.

The following were components of pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Service cost	$0.4	$0.3	$0.8	$0.7
Interest cost	0.4	0.4	0.9	0.9
Expected return on plan assets	(0.5)	(0.3)	(1.0)	(0.7)

Total expense	$0.3	$0.4	$0.7	$0.9

Postretirement Benefits Other Than Pensions

During the six months ended June 30, 2011, Homer City made contributions of $0.4 million, and during the remainder of 2011, expects to make $0.4 million of additional contributions.

The following were components of postretirement benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Service cost	$0.1	$0.2	$0.3	$0.3
Interest cost	0.5	0.4	1.0	0.8
Amortization of prior service credit	—	(0.1)	(0.1)	(0.2)
Amortization of net loss	0.1	—	0.2	0.1

Total expense	$0.7	$0.5	$1.4	$1.0

Note 6. Commitments and Contingencies

Commitments

Fuel Supply Contracts

At June 30, 2011, Homer City had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. These commitments are estimated to aggregate $364 million, summarized as follows: $167 million for the remainder of 2011, $144 million in 2012 and $53 million in 2013.

Capital Expenditures

At June 30, 2011, Homer City had firm commitments to spend approximately $3 million for capital expenditures during the remainder of 2011 related to non-environmental improvements. Homer City intends to fund these expenditures with cash generated from operations.

Guarantees and Indemnities

Environmental Indemnity Related to the Homer City Plant

In connection with the acquisition of the Homer City plant, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. Edison Mission Energy (EME) guaranteed this obligation of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City plant, Homer City agreed to indemnify the lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnity provisions, they are not subject to a maximum potential liability and do not have expiration dates. Homer City has not recorded a liability related to this indemnity. For a discussion of the New Source Review lawsuit filed against Homer City, see "—Contingencies—New Source Review and Other Litigation."

Indemnities Provided under Sale-Leaseback Agreement

In connection with the sale-leaseback transaction related to the Homer City plant, Homer City and its indirect parent, EME, entered into tax indemnity agreements. Under these tax indemnity agreements, Homer City and EME agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Homer City cannot determine a maximum potential liability and has not recorded a liability related to these indemnities.

 Other Indemnities

Homer City provides other indemnifications through contracts entered into in the normal course of business. Homer City's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Homer City may have recourse against third parties. Homer City has not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.

Contingencies

In addition to the matters disclosed in these notes, Homer City is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Homer City believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

New Source Review and Other Litigation

In January 2011, the United States Environmental Protection Agency (US EPA) filed a complaint in the Western District of Pennsylvania against Homer City, the sale-leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleges violations of the Prevention of Significant Deterioration (PSD) and Title V provisions of the Clean Air Act (CAA), as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet best available control technology (BACT) into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint calls for an injunction ordering Homer City to install controls sufficient to meet BACT emission rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. The Pennsylvania Department of Environmental Protection (PADEP), the State of New York and the State of New Jersey have intervened in the lawsuit.

Also in January 2011, two residents filed a complaint in the Western District of Pennsylvania, on behalf of themselves and all others similarly situated, against Homer City, the sale-leaseback owner participants of the Homer City plant, two prior owners of the Homer City plant, EME, and Edison International, claiming that emissions from the Homer City plant had adversely affected their health and property values. The plaintiffs seek to have their suit certified as a class action and request injunctive relief, the funding of a health assessment study and medical monitoring, as well as compensatory and punitive damages.

In April 2011, Homer City filed motions to dismiss both complaints. Adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of Homer City. Homer City cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

Insurance

Homer City maintains insurance policies that it believes are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1.6 billion. Under the terms of the participation agreements entered into as part of Homer City's sale-leaseback transaction, Homer City is required to maintain specified minimum insurance coverages with insurers having specific minimum ratings if and to the extent that such insurance is available on a commercially reasonable basis. Some of the insurers providing Homer City's insurance do not meet the minimum ratings required under the participation agreements. Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance through June 1, 2012.

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

Note 7. Environmental Developments

Cross-State Air Pollution Rule

On July 6, 2011, the US EPA adopted its final Cross-State Air Pollution Rule (CSAPR) which will replace the Clean Air Interstate Rule (CAIR) beginning on January 1, 2012. CSAPR is the final form of a previously proposed replacement for the CAIR, called the Clean Air Transport Rule that was released in 2010. CSAPR establishes emissions reductions for annual sulfur dioxide (SO2) emissions and annual and ozone season nitrogen oxide (NOx) emissions in two phases: a first phase effective January 1, 2012 and, in most states subject to the program (including Pennsylvania), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.

CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOx emissions from operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market. In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual compliance period, units must surrender allowances for each ton of SO2 and NOx emitted or face penalties. While trading of allowances is permitted within designated groups of states, the rule provides for enhanced penalties against a unit that surrenders allowances in excess of certain predefined limits for itself and for the state in which it is located.

The SO2 allowances allocated to Homer City in CSAPR Phase I (25,797 tons in 2012 and 2013) are significantly lower than the amount that would be required based on Homer City's historical emissions (2010 SO2 emissions were 112,951 tons). Therefore, pending installation of additional equipment for Units 1 and 2 (Homer City's Unit 3 is equipped with a wet scrubber flue gas desulfurization system to meet environmental standards), Homer City expects that it will be required to procure additional allowances. It is unclear at this time whether SO2 allowances in sufficient quantity and at prices that Homer City can pass through in power prices will be available in 2012 and 2013. Also, Homer City's SO2 shortfall is expected to exceed limits on the number of allowances it will be permitted to surrender, and, therefore, may subject Homer City to penalties in certain cases. Accordingly, Homer City is evaluating alternative options, including reduced dispatch and fuel switching, for complying with Phase I of CSAPR. Failure by Homer City to develop and implement a Phase I compliance plan based on allowances could result in its modifying operations at one or more units or significantly curtailing power output. The cost of allowances, together with possible operational impacts or reductions of output, which may be required to comply with Phase I of CSAPR, could have a material effect on Homer City.

Homer City has begun work on designing SO2 and particulate emissions control equipment for Units 1 and 2. While the Phase II SO2 emission allowances under CSAPR (11,068 tons) are less than were contemplated under the proposed Clean Air Transport Rule, the additional reductions are not expected to materially change the design for the SO2 controls at Units 1 and 2. The installation of those SO2 controls will require capital commitments for the Homer City plant well in advance of the 2014 effective date, some of which will be expended in 2011, in order to meet regulatory deadlines. Given the relatively short period of time before Phase II of CSAPR takes effect in 2014, there is no assurance that Homer City will be able to complete all the work that will be required before the deadline. Homer City is continuing to review technologies available to reduce SO2 and mercury emissions; however, it has not determined the most effective and efficient technology to meet all requirements that may be imposed on it. Consequently, the timing, selection of technology and ultimate capital costs remain uncertain. Based on preliminary estimates, Homer City currently believes the cost of such equipment may be between $600 million and $700 million.

Homer City does not currently have sufficient capital and does not expect to generate sufficient capital from operations to fund such retrofits and will have to seek financing, which will be subject to decisions by Homer City's lessors, holders of the pass-through certificates and new providers of capital funding. There is no assurance that sufficient financing will be obtained or will not result in significant dilution of Homer City's interest in the Homer City plant.

Proposed Hazardous Air Pollutant Regulations

In March 2011, the US EPA issued proposed National Emission Standards for Hazardous Air Pollutants, limiting emissions of hazardous air pollutants from coal- and oil-fired electrical generating units. This regulation is expected to be finalized by November 2011. Based on its continuing review, Homer City does not expect that these standards, if adopted as proposed, would require it to make additional capital requirements beyond those that would be required to comply with CSAPR.

 Water Quality—Clean Water Act

In March 2011, the US EPA issued proposed standards under the federal Clean Water Act which would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by July 2012. Homer City is evaluating the proposed standards and believes, from a preliminary review, that compliance with the proposed standards will be achievable without incurring material additional capital expenditures or operating costs.

Greenhouse Gas Litigation Developments

In June 2011, the U.S. Supreme Court dismissed public nuisance claims against five power companies, ruling that the CAA and the US EPA actions it authorizes displace federal common law nuisance claims that might arise from of the emission of greenhouse gases. The court also affirmed the Second Circuit's determination that at least some of the plaintiffs had standing to bring the case. The court did not address whether the CAA also preempts state law claims arising from the same circumstances.

Parties to the Kivalina case, the appeal of which was deferred before the Ninth Circuit Court of Appeals pending the Supreme Court's ruling described above, have requested that the appeal recommence and have asked for permission to file additional briefs on the impact of the Supreme Court's ruling. The Kivalina case was brought by the Alaskan Native Village of Kivalina seeking damages of up to $400 million for the cost of relocating the village because the plaintiffs claim that the Arctic ice that has protected the village is melting as a result of climate change. The federal district court dismissed the case against Edison International and the other defendants in October 2009. Due to the nature of these potential obligations, Homer City is unable to estimate the potential liability, if any.

On May 27, 2011, private citizens filed a purported class action complaint in the United States District Court for the Southern District of Mississippi, naming a large number of defendants, including Edison International and several of its subsidiaries. Homer City was not named. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed.

 Note 8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss

Balance at December 31, 2010	$3	$(5)	$(2)
Current period change	(1)	—	(1)

Balance at June 30, 2011	$2	$(5)	$(3)

1
For further detail, see Note 5—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at June 30, 2011, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than Homer City's contract prices. Approximately $3 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is May 31, 2014.

Note 9. Supplemental Cash Flows Information

	Six Months Ended June 30,
(in millions)	2011	2010

Cash paid
Interest	$43	$67
Income taxes	1	—
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with affiliate	$1	$6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Homer City's current expectations and projections about future events based on Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Homer City that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Homer City, include but are not limited to:

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect Homer City's cost and manner of doing business, including compliance with CSAPR and the proposed National Emission Standards for Hazardous Air Pollutants;

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

This MD&A discusses material changes in the results of operations, financial condition and other developments of Homer City since December 31, 2010, and as compared to the second quarter of 2010 and the six months ended June 30, 2010. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Homer City's annual report on Form 10-K for the year ended December 31, 2010.

MANAGEMENT'S OVERVIEW

Homer City is a Pennsylvania limited partnership engaged in the business of operating and selling energy and capacity from its three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 MW. The profitability of Homer City is expected to be significantly lower in 2011 compared to 2010 as a result of lower realized energy prices driven by the expiration of hedge contracts, higher fuel costs and outages at the Homer City plant during the first half of 2011. In addition, the profitability of Homer City is expected to be adversely impacted beginning in 2012 by new environmental regulations discussed further below. For discussion of energy and fuel price risks, see "Market Risk Exposures—Commodity Price Risk" and refer to "Market Risks" in Item 1A on page 17 of Homer City's annual report on Form 10-K for the year ended December 31, 2010. As a result, Homer City may incur net losses during 2011 and in subsequent years unless energy and capacity prices increase or its costs decline.

Highlights of Operating Results

Homer City's net loss for the second quarter and six months ended June 30, 2011 increased $11 million and $42 million, respectively, compared to the corresponding periods of 2010. The decrease in second quarter earnings was due mostly to higher operating expenses primarily resulting from plant outages and higher coal costs. Partially offsetting the decrease were unrealized derivative gains of $3 million in 2011 compared to losses of $12 million in 2010. The year-to-date decrease in earnings was due primarily to lower generation and higher operating expenses resulting from the Unit 1 and 2 outages. Unit 1 returned to service on April 5, 2011, and Unit 2 returned to service on May 25, 2011. In addition, partially offsetting the decrease were unrealized derivative gains of $5 million in 2011 compared to losses of $14 million in 2010.

Cross-State Air Pollution Rule

On July 6, 2011, the US EPA adopted its final Cross-State Air Pollution Rule (CSAPR) which will replace the CAIR beginning on January 1, 2012. CSAPR is the final form of a previously proposed replacement for the CAIR, called the Clean Air Transport Rule that was released in 2010. CSAPR establishes emissions reductions for annual SO2 emissions and annual and ozone season NOx emissions in two phases: a first phase effective January 1, 2012 and, in most states subject to the program (including Pennsylvania), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.

CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOx emissions from operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market. In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual compliance period, units must surrender allowances for each ton of SO2 and NOx emitted or face penalties. While trading of allowances is permitted within designated groups of states, the rule provides for enhanced penalties against a unit that surrenders allowances in excess of certain predefined limits for itself and for the state in which it is located.

The SO2 allowances allocated to Homer City in CSAPR Phase I (25,797 tons in 2012 and 2013) are significantly lower than the amount that would be required based on Homer City's historical emissions (2010 SO2 emissions were 112,951 tons). Therefore, pending installation of additional equipment for Units 1 and 2 (Homer City's Unit 3 is equipped with a wet scrubber flue gas desulfurization system to meet environmental standards), Homer City expects that it will be required to procure additional allowances. It is unclear at this time whether SO2 allowances in sufficient quantity and at prices that Homer City can pass through in power prices will be available in 2012 and 2013. Also, Homer City's SO2 shortfall is expected to exceed limits on the number of allowances it will be permitted to surrender, and, therefore, may subject Homer City to penalties in certain cases. Accordingly, Homer City is evaluating alternative options, including reduced dispatch and fuel switching, for complying with Phase I of CSAPR. Failure by Homer City to develop and implement a Phase I compliance plan based on allowances could result in its modifying operations at one or more units or significantly curtailing power output. The cost of allowances, together with possible operational impacts or reductions of output, which may be required to comply with Phase I of CSAPR, could have a material effect on Homer City.

Homer City has begun work on designing SO2 and particulate emissions control equipment for Units 1 and 2. While the Phase II SO2 emission allowances under CSAPR (11,068 tons) are less than were contemplated under the proposed Clean Air Transport Rule, the additional reductions are not expected to materially change the design for the SO2 controls at Units 1 and 2. The installation of those SO2 controls will require capital commitments for the Homer City plant well in advance of the 2014 effective date, some of which will be expended in 2011, in order to meet regulatory deadlines. Given the relatively short period of time before Phase II of CSAPR takes effect in 2014, there is no assurance that Homer City will be able to complete all the work that will be required before the deadline. Homer City is continuing to review technologies available to reduce SO2 and mercury emissions; however, it has not determined the most effective and efficient technology to meet all requirements that may be imposed on it. Consequently, the timing, selection of technology and ultimate capital costs remain uncertain. Based on preliminary estimates, Homer City currently believes the cost of such equipment may be between $600 million and $700 million.

In March 2011, the US EPA issued proposed National Emission Standards for Hazardous Air Pollutants, limiting emissions of hazardous air pollutants from coal- and oil-fired electrical generating units. This regulation is expected to be finalized by November 2011. Based on its continuing review, Homer City does not expect these standards, if adopted as proposed, would require it to make additional capital requirements beyond those that would be required to comply with CSAPR.

Capital Needs

Homer City does not currently have sufficient capital and does not expect to generate sufficient funds from operations to complete retrofits effectively required by CSAPR Phase II. EME is under no legal obligation to provide funding and has chosen not to. Accordingly, Homer City will need third-party capital to undertake the retrofits required by 2014 under CSAPR. However, restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Consequently, the installation of environmental compliance equipment will be dependent on lessors, holders of the pass-through certificates and new providers of capital funding. Homer City has commenced discussions with its lessors concerning such matters. There can be no assurance that Homer City will be able to raise the financing necessary to install the required SO2 control equipment in a timely manner or on terms that will not result in a significant dilution of its interest in the Homer City plant. Failure of Homer City to install the required equipment or determine an economic manner to continue plant operations could result in a loss of its lease and a cessation of plant operations.

RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Homer City's operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating Revenues[1] (in millions)	$137	$129	$252	$304

Statistics
Generation (in GWh)	2,226	2,289	4,169	5,243
Equivalent availability	66.6%	64.5%	63.0%	72.3%
Capacity factor	54.1%	55.5%	50.9%	63.9%
Load factor	81.2%	86.0%	80.9%	88.4%
Forced outage rate	15.3%	14.1%	21.3%	12.1%
Average realized energy price/MWh	$49.18	$48.78	$47.38	$49.57
Capacity revenue only (in millions)	$24	$29	$48	$58
Average fuel costs/MWh	$28.22	$25.08	$27.63	$24.23

1
Effective April 1, 2011, EMMT allocated to Homer City the benefit of an arrangement that allows EMMT to deliver power into the New York Independent System Operator (NYISO) from Homer City.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Operating revenues	$137	$129	$252	$304
Less:
Unrealized (gains) losses	(3)	12	(5)	14
Capacity and other revenues	(24)	(29)	(49)	(58)

Realized revenues	$110	$112	$198	$260

Generation (in GWh)	2,226	2,289	4,169	5,243
Average realized energy price/MWh	$49.18	$48.78	$47.38	$49.57

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

Operating Income

Operating income from the Homer City plant decreased $20 million and $73 million for the second quarter and six months ended June 30, 2011, respectively, compared to the corresponding periods of 2010. The second quarter decrease in operating income was attributable to higher plant maintenance costs and the retirement of equipment that was replaced as part of the overhauls related to outages at Units 1 and 2, and higher coal costs, partially offset by unrealized gains in 2011 compared to unrealized losses in 2010 related to hedge contracts. The year-to-date decrease was attributable to lower energy revenues driven by lower generation and energy prices, and higher plant maintenance and equipment retirement costs related to outages at Units 1 and 2, partially offset by unrealized gains in 2011 compared to unrealized losses in 2010 related to hedge contracts and lower fuel costs. The decline in fuel costs was due to lower generation, partially offset by higher coal costs. Included in fuel costs were net costs of emission allowances of $0.3 million and $1 million during the second quarters of 2011 and 2010, respectively, and $1 million and $5 million during the six months ended June 30, 2011 and 2010, respectively.

Included in operating revenues were unrealized gains (losses) from hedge activities of $3 million and $(12) million for the second quarters of 2011 and 2010, respectively, and $5 million and $(14) million for the six months ended June 30, 2011 and 2010, respectively. Unrealized gains in 2011 were attributable to both economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the statements of operations and the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. Unrealized losses in 2010 were attributable to the ineffective portion of forwards and futures contracts. The ineffective portion of hedge contracts at Homer City was attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City plant is delivered into the transmission system).

Income Taxes

Homer City had an effective income tax rate of 41% and 72% for the six months ended June 30, 2011 and 2010, respectively. Homer City's effective income tax rate varies from the federal statutory rate of 35% due to state income taxes.

New Accounting Guidance

For a discussion of new accounting guidance affecting Homer City, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The use of Homer City's cash generated from operations is restricted by the sale-leaseback agreements.

Homer City Outage

During the first half of 2011, Homer City Units 1 and 2 were off line due to a steam pipe rupture at Unit 1 and precautionary maintenance at Unit 2. While Unit 1 returned to service on April 5, 2011 and Unit 2 on May 25, 2011, the outages and the continuation of low power prices have impacted Homer City's liquidity. As a result, in order to have sufficient working capital available for operating expenses and to pay the equity portion of Homer City's rent payment that was due April 1, 2011 to the owner-lessors, Homer City had to defer certain fuel deliveries, arrange for accelerated payments by EMMT for future energy deliveries under an intercompany arrangement in place between EMMT and Homer City, and draw $12 million from the $20 million equity rent reserve established under its sale-leaseback transaction documents. Homer City must restore the equity rent reserve account and continue to make equity rent payments in order to be entitled to make future distributions. Homer City anticipates that the equity rent reserve balance will be restored in the future. At June 30, 2011, the equity rent reserve balance remained at the drawn balance of $8 million, but Homer City had delivered energy sufficient to eliminate the accelerated payments by EMMT. Effective April 1, 2011, EMMT allocated to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City. Accordingly, since April 1, 2011, these revenues have been recorded as part of Homer City's revenues in lieu of their prior classification as EMMT trading revenues. EMMT realized trading revenues of $28 million under this arrangement in 2010.

The actions described above also resulted in Homer City being in compliance with the covenant requirements of its sale-leaseback documents relating to the payment of equity rent at April 1, 2011. Under these documents, rent payments are comprised of two components, senior rent and equity rent. Senior rent is used exclusively for debt service to holders of senior secured bonds issued in connection with the sale-leaseback transaction, while equity rent is paid to the owner-lessors. In order to pay equity rent, among other requirements, Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 (subject to reduction to 1.3 to 1 under certain circumstances). Homer City is not subject to any minimum historical and projected senior rent service coverage ratios except as conditions to distributions and equity rent payments. For additional discussion regarding Homer City's liquidity, see "Management Overview—Cross-State Air Pollution Rule" and "—Capital Needs."

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

 Capital Investment Plan

At June 30, 2011, forecasted capital expenditures through 2013 were as follows:

(in millions)	July through December 2011	2012	2013

Environmental[1]	$—	$—	$—
Plant capital	5	26	16

Total	$5	$26	$16

1
For additional information, see "Management's Overview—Cross-State Air Pollution Rule."

The capital investment plan set forth in the previous table does not include environmental capital expenditures that Homer City will be required to undertake to meet the requirements of CSAPR. The timing, selection of technology and ultimate capital costs remain uncertain. For a discussion of environmental regulations, see "Management's Overview—Cross-State Air Pollution Rule," "Management's Overview—Capital Needs," and refer to "Environmental Matters and Regulations" in Item 1 on page 10 of Homer City's annual report on Form 10-K for the year ended December 31, 2010.

Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components, development of a coal-cleaning plant refuse site and a new ash disposal site. Homer City plans to fund these expenditures with cash on hand or cash generated from operations. In addition, Homer City may receive funds under its subordinated revolving loan.

Cash Flow

At June 30, 2011, Homer City had cash and cash equivalents of $61 million compared to $132 million at December 31, 2010. Net cash used in operating activities was $15 million in the first six months of 2011, compared to net cash provided by operating activities of $32 million in the first six months of 2010. The 2011 change was primarily due to higher net losses in 2011 and a reduction in amounts due to affiliate related to the tax-allocation agreement, partially offset by an increase in interest payable to affiliate under the subordinated revolving loan agreement.

Net cash used in financing activities increased $15 million in the first six months of 2011, compared to the first six months of 2010. During 2011, Homer City paid $8 million higher lease financing payments and borrowed $7 million, net less under the affiliate subordinated revolving loan agreement compared to the same period in 2010.

Net cash provided by investing activities was $4 million in the first six months of 2011, compared to net cash used in investing activities of $12 million in the first six months of 2010. During 2011, Homer City drew $12 million from the equity rent reserve established under the sale-leaseback transaction and spent $4 million less for capital expenditures in 2011.

 Credit Ratings

Overview

Homer City is not currently rated. Credit ratings for EME and EMMT as of June 30, 2011 were as follows:

	Moody's Rating	S&P Rating	Fitch Rating

EME[1]	Caa1	B-	CCC
EMMT	Not Rated	B-	Not Rated

1
Senior unsecured rating.

On June 29, 2011, Moody's lowered the credit ratings of EME to Caa1 from B3. On June 30, 2011, Fitch lowered the credit ratings of EME to CCC from B-. All the above ratings are on negative outlook. Homer City cannot provide assurance that the current credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

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

	Six Months Ended June 30,
(in millions)	2011	2010

Payment of interest	$—	$19
Payment of principal	—	3

Subordinated revolving loan payments	—	22
Tax payments under tax-allocation agreements	—	—

Total payments	$—	$22

 Key Ratio Affecting Distributions

Set forth below is the key ratio required under the lease covenants contained in Homer City's sale-leaseback agreements for the 12 months ended June 30, 2011:

Financial Ratio	Covenant	Actual

Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	1.75 to 1

To make distributions, including repayment of certain intercompany loans, Homer City must meet the senior rent service coverage ratio. In addition, Homer City is restricted from making distributions until the Homer City equity reserve account is replenished. For additional information, see "—Liquidity—Homer City Outage."

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

New Source Review and Other Litigation

For a discussion of the New Source Review lawsuit, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Commitments and Contingencies—Contingencies—New Source Review and Other Litigation."

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

Derivative Instruments

Unrealized Gains and Losses

Homer City classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues. The following table summarizes unrealized gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Non-qualifying hedges	$2	$—	$3	$—
Ineffective portion of cash flow hedges	1	(12)	2	(14)

Total unrealized gains (losses)	$3	$(12)	$5	$(14)

At June 30, 2011, cumulative unrealized gains of $1 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to the remainder of 2011.

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

Commodity Price Risk

Energy Price Risk

Energy and capacity from the Homer City plant are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to generation at the Homer City plant are generally entered into at the PJM West Hub. In addition, energy hedging transactions may be entered into using natural gas.

The following table depicts the quarterly average historical market prices for energy per megawatt-hour at the locations indicated for the first six months of 2011 and 2010:

	24-Hour Average Historical Market Prices[1]
	2011	2010

PJM West Hub	$46.52	$43.88
Homer City Busbar	42.45	38.28

1
Energy prices were calculated at the Homer City busbar (delivery point) and the PJM West Hub using historical hourly real-time prices as published by PJM or provided on the PJM web site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2011:

24-Hour Forward Energy Prices[1] PJM West Hub

2011
July	$51.14
August	51.32
September	43.39
October	40.24
November	40.84
December	46.46
2012 calendar "strip"[2]	$46.01

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

EMMT engages in hedging activities for the Homer City plant to hedge the risk of future change in the price of electricity. The following table summarizes Homer City's hedge positions (including load requirements services contracts and forward contracts accounted for on the accrual basis) at June 30, 2011 for electricity expected to be generated during the remainder of 2011 and in 2012 and 2013:

	2011	2012	2013

MWh (in thousands)	1,627	1,020	204
Average price/MWh[1,2]	$56.68	$51.17	$51.85

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

2
The average price/MWh includes 175 MW of capacity for periods ranging from July 1, 2011 to May 31, 2012 sold in conjunction with load requirements services contracts.

Capacity Price Risk

The following table summarizes the status of capacity sales for Homer City at June 30, 2011:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[3]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold[2] MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

July 1, 2011 to May 31, 2012	1,884	(163)	1,721	1,771	$110.00	(50)	$30.00	$112.32
June 1, 2012 to May 31, 2013	1,884	(232)	1,652	1,736	133.37	(84)	16.46	139.31
June 1, 2013 to May 31, 2014	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[4]
June 1, 2014 to May 31, 2015	1,884	(190)	1,694	1,694	136.50	—	—	136.50

1
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

2
Excludes 175 MW of capacity for periods ranging from July 1, 2011 to May 31, 2012 sold in conjunction with load requirements services contracts.

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

Basis Risk

During the six months ended June 30, 2011 and 2010, prices at the Homer City busbar were lower than the PJM West Hub by an average of 9% and 13%, respectively, due to transmission congestion in PJM.

Coal Price Risk

The Homer City plant purchases coal primarily from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at June 30, 2011 for the remainder of 2011 and the following two years:

	July through December 2011	2012	2013

Amount of Coal Under Contract in Millions of Equivalent Tons[1]	2.7	2.2	0.8

1
The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which are related to the price of coal purchased for the Homer City plant, increased during 2011 from 2010 year-end prices. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $78.20 per ton at July 1, 2011, compared to a price of $70 per ton at December 31, 2010, as reported by the Energy Information Administration.

Emission Allowances Price Risk

The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's implementation of the CAIR, which expires on December 31, 2011, coal plants are required to hold seasonal and annual NOx allowances.

In the event that actual emissions required are greater than allowances held, Homer City is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances decreased to $9.84 per ton during the six months ended June 30, 2011 from $50 per ton in 2010. Based on broker's quotes and information from public sources, the spot price for SO2 allowances was $4 per ton at June 30, 2011.

Under CSAPR, beginning January 1, 2012, the amount of SO2 that a plant emits in its operation will need to be matched by a sufficient amount of SO2 allowances designated under this program (CSAPR SO2 allowances) that are either allocated to the plant under the CSAPR program or purchased in the open market. SO2 allowances under the federal Acid Rain Program cannot be used to satisfy the requirements under CSAPR. Homer City will be impacted by market prices for additional CSAPR SO2 allowances required, but availability and market prices are uncertain. For additional information on CSAPR, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Environmental Developments—Cross-State Air Pollution Rule."

Credit Risk

Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 83% of Homer City's operating revenues for the six months ended June 30, 2011.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7 on page 34 of Homer City's annual report on Form 10-K for the year ended December 31, 2010. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of Homer City's legal proceedings, refer to "Contingencies" in Item 8 on page 80 of Homer City's annual report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to legal proceedings specifically affecting Homer City since the filing of Homer City's annual report on Form 10-K for the year ended December 31, 2010, except as follows:

New Source Review and Other Litigation

In April 2011, Homer City filed motions to dismiss two complaints that were filed in January 2011 by the US EPA and two residents, respectively, in the Western District of Pennsylvania.

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

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.13.1	Delivery Point Agreement, dated March 31, 2011, executed pursuant to the Master Purchase, Sale and Services Agreement, dated October 31, 2002, between EME Homer City Generation L.P. and Edison Mission Marketing & Trading, Inc.
31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101	Financial statements from the quarterly report on Form 10-Q of EME Homer City Generation L.P. for the quarter ended June 30, 2011, filed on August 4, 2011, formatted in XBRL: (i) the Statements of Operations, (ii) the Statements of Comprehensive Loss, (iii) the Balance Sheets, (iv) the Statements of Partners' Equity, (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P.
By:	/s/ Maria Rigatti Maria Rigatti Director and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	August 4, 2011