Form 10-Q
period 2011-09-30
EME HOMER CITY GENERATION LP
filed 2011-11-02
CIK 1099534

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

        Number of shares outstanding of the registrant's ownership interests as of November 2, 2011: Not applicable.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

STATEMENTS OF OPERATIONS (in millions, unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Operating Revenues from Marketing Affiliate	$158	$173	$410	$477
Operating Expenses
Fuel	81	74	196	201
Plant operations	22	20	118	95
Depreciation and amortization	16	17	50	50
Asset retirements	—	1	15	5
Administrative and general	1	1	4	4

Total operating expenses	120	113	383	355

Operating income	38	60	27	122

Other Income (Expense)
Interest expense	(30)	(32)	(91)	(96)

Income (loss) before income taxes	8	28	(64)	26
Provision (benefit) for income taxes	3	11	(26)	10

Net Income (Loss)	$5	$17	$(38)	$16

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net Income (Loss)	$5	$17	$(38)	$16
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $2 and $8 for the three months and $5 and $14 for the nine months ended September 30, 2011 and 2010, respectively	2	11	7	21
Reclassification adjustments included in net income (loss), net of income tax benefit of $1 and $6 for the three months and $6 and $25 for the nine months ended September 30, 2011 and 2010, respectively	(3)	(7)	(9)	(35)

Other comprehensive income (loss)	(1)	4	(2)	(14)

Comprehensive Income (Loss)	$4	$21	$(40)	$2

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS (in millions, unaudited)
	September 30, 2011	December 31, 2010

Assets
Current Assets
Cash and cash equivalents	$108	$132
Due from affiliates	16	—
Fuel inventory	67	76
Spare parts inventory	37	33
Deferred taxes	4	2
Derivative assets	4	8
Emission allowances	41	29
Other current assets	10	10

Total current assets	287	290

Property, Plant and Equipment, less accumulated depreciation of $652 and $609 at respective dates	1,575	1,630
Deferred taxes	120	117
Restricted deposits	27	27
Long-term emission allowances	1	15

Total Assets	$2,010	$2,079

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$20	$20
Accrued liabilities	10	10
Due to affiliates	32	50
Interest payable	40	21
Interest payable to affiliate	39	9
Current portion of lease financing	81	79

Total current liabilities	222	189

Long-term debt to affiliate	490	479
Lease financing, net of current portion	932	1,006
Benefit plans and other long-term liabilities	56	53
Long-term derivative liabilities	4	6

Total Liabilities	1,704	1,733

Commitments and Contingencies (Notes 6 and 7)
Partners' Equity	306	346

Total Liabilities and Partners' Equity	$2,010	$2,079

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY (in millions, unaudited)
	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity

Balance at December 31, 2010	$345	$1	$346
Net loss	(38)	—	(38)
Other comprehensive loss	(2)	—	(2)

Balance at September 30, 2011	$305	$1	$306

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Nine Months Ended September 30,
	2011	2010

Cash Flows From Operating Activities
Net income (loss)	$(38)	$16
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51	50
Deferred taxes	(4)	(16)
Asset retirements	15	5
(Increase) decrease in due to/from affiliates	(34)	12
(Increase) decrease in inventory	5	(14)
Decrease in other current assets	—	2
Decrease in emission allowances	2	1
Increase in accounts payable and other current liabilities	—	5
Increase in interest payable	49	28
Increase in other liabilities	2	1
(Increase) decrease in derivative assets and liabilities	(2)	13

Net cash provided by operating activities	46	103

Cash Flows From Financing Activities
Borrowings on long-term debt to affiliate	11	23
Repayments of long-term debt to affiliate	—	(3)
Repayments of lease financing	(71)	(63)

Net cash used in financing activities	(60)	(43)

Cash Flows From Investing Activities
Capital expenditures	(10)	(15)
Proceeds from sale of emission allowances	—	1

Net cash used in investing activities	(10)	(14)

Net increase (decrease) in cash and cash equivalents	(24)	46
Cash and cash equivalents at beginning of period	132	121

Cash and cash equivalents at end of period	$108	$167

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-and nine-month periods ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Cash Equivalents

Cash equivalents included money market funds totaling $4 million and $31 million at September 30, 2011 and December 31, 2010, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.

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

Note 2. Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or a liability should consider assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. The fair value of derivative assets' nonperformance risk was not material as of September 30, 2011 and December 31, 2010.

Homer City categorizes financial assets and liabilities into a fair value hierarchy based on valuation inputs used to derive fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth Homer City's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total

Assets at Fair Value
Money market funds[2]	$4	$—	$—	$—	$4
Electricity contracts	—	4	—	—	4
Liabilities at Fair Value
Electricity contracts	$—	$4	$—	$—	$4

	December 31, 2010

Assets at Fair Value
Money market funds[2]	$31	$—	$—	$—	$31
Electricity contracts	—	5	—	3	8
Liabilities at Fair Value
Electricity contracts	$—	$3	$—	$3	$6

1
Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

2
Money market funds are included in cash and cash equivalents on Homer City's balance sheets.

Homer City determines the fair value of transfers in and out of each level at the end of each reporting period. There were no significant transfers between levels during the three months and nine months ended September 30, 2011 and 2010.

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

Long-term Debt

The carrying amount of Homer City's subordinated loan with an affiliate was $490 million at September 30, 2011 and $479 million at December 31, 2010. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City plant.

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

 Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

September 30, 2011
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	2,191	[1]	2,615	[3]
Electricity	Forwards/Futures	Purchases	GWh	—		2,615	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	37	[2]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	12	[2]	—
Electricity	Congestion	Sales	GWh	—		90	[4]
Electricity	Congestion	Purchases	GWh	—		2,184	[4]

December 31, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	2,767	[1]	8,845	[3]
Electricity	Forwards/Futures	Purchases	GWh	—		8,865	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	44	[2]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	8	[2]	—
Electricity	Congestion	Sales	GWh	—		136	[4]
Electricity	Congestion	Purchases	GWh	—		503	[4]

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

Fair Value of Derivative Instruments

The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Homer City's balance sheets:

September 30, 2011
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

Cash flow hedges	$8	$—	$8	$2	$4	$6	$2
Economic hedges	7	—	7	9	—	9	(2)

	15	—	15	11	4	15	—
Netting[1]	(11)	—	(11)	(11)	—	(11)	—

Total	$4	$—	$4	$—	$4	$4	$—

December 31, 2010

Cash flow hedges	$11	$—	$11	$4	$6	$10	$1
Economic hedges	51	—	51	50	—	50	1

	62	—	62	54	6	60	2
Netting[1]	(54)	—	(54)	(54)	—	(54)	—

Total	$8	$—	$8	$—	$6	$6	$2

1
Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments

The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1] Nine Months Ended September 30,
			Income Statement Location
(in millions)	2011	2010

Beginning of period derivative gains	$7	$66
Effective portion of changes in fair value	12	35
Reclassification to net income	(15)	(60)	Operating revenues

End of period derivative gains	$4	$41

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at September 30, 2011 and 2010 were $1 million and $24 million, respectively.

For additional information, see Note 8—Accumulated Other Comprehensive Loss.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Homer City recorded net gains (losses) of $2 million and $3 million during the third quarters of 2011 and 2010, respectively, and $4 million and $(4) million during the nine months ended September 30, 2011 and 2010, respectively, in operating revenues on the statements of operations representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the statements of operations is presented below:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location
(in millions)		2011	2010	2011	2010

Economic hedges	Operating revenues	$(3)	$2	$15	$(2)

Note 4. Income Taxes

Homer City had an effective income tax rate of 41% and 37% for the nine months ended September 30, 2011 and 2010, respectively. Homer City's effective income tax rate varies from the federal statutory rate of 35% due to state income taxes.

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

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

During the nine months ended September 30, 2011, Homer City made contributions of $2 million, and during the remainder of 2011, expects to make $0.6 million of additional contributions.

The following were components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Service cost	$0.4	$0.4	$1.2	$1.1
Interest cost	0.4	0.4	1.3	1.3
Expected return on plan assets	(0.5)	(0.4)	(1.5)	(1.1)

Total expense	$0.3	$0.4	$1.0	$1.3

Postretirement Benefits Other Than Pensions

During the nine months ended September 30, 2011, Homer City made contributions of $0.6 million, and during the remainder of 2011, expects to make $0.2 million of additional contributions.

The following were components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Service cost	$0.2	$0.1	$0.5	$0.4
Interest cost	0.4	0.4	1.4	1.2
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.3)
Amortization of net loss	0.1	0.1	0.3	0.2

Total expense	$0.6	$0.5	$2.0	$1.5

Note 6. Commitments and Contingencies

Commitments

Fuel Supply Contracts and Coal Transportation Agreements

At September 30, 2011, Homer City had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. These commitments, together with estimated transportation costs under existing agreements, are estimated to aggregate $314 million, which consists of: $117 million for the remainder of 2011, $144 million in 2012 and $53 million in 2013.

Capital Commitments

At September 30, 2011, Homer City had firm commitments to spend approximately $1 million during the remainder of 2011 and $1 million in 2012 for capital expenditures related to non-environmental improvements. Homer City intends to fund these expenditures with cash generated from operations.

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

Indemnities Provided under Sale-Leaseback Agreement

In connection with the sale-leaseback transaction related to the Homer City plant, Homer City and its indirect parent, EME, entered into tax indemnity agreements. Under these tax indemnity agreements, Homer City agreed to indemnify the equity investors in the sale-leaseback transaction for specified adverse tax consequences that could result from certain situations set forth in the tax indemnity agreements, including specified defaults under the respective leases The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Homer City cannot determine a maximum potential liability and has not recorded a liability related to these indemnities.

EME agreed to indemnify the lessors in the sale-leaseback transaction related to the Homer City plant for certain negative federal income tax consequences should the rent payments be "levelized" for tax purposes and for potential foreign tax credit losses in the event that the lessor's debt is characterized as recourse, rather than non-recourse. This indemnity covers a limited range of possible tax consequences that are unrelated to performance under the lease.

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

New Source Review and Other Litigation

In January 2011, the United States Environmental Protection Agency (US EPA) filed a complaint in the Western District of Pennsylvania against Homer City, the sale-leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleged violations of the Prevention of Significant Deterioration (PSD) and Title V provisions of the Clean Air Act (CAA), as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet best available control technology (BACT) into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint called for an injunction ordering Homer City to install controls sufficient to meet BACT emission rates at all units subject to the complaint and for other remedies. The Pennsylvania Department of Environmental Protection (PADEP), the State of New York and the State of New Jersey intervened in the lawsuit.

Also in January 2011, two residents filed a complaint in the Western District of Pennsylvania, on behalf of themselves and all others similarly situated, against Homer City, the sale-leaseback owner participants of the Homer City plant, two prior owners of the Homer City plant, EME, and Edison International, claiming that emissions from the Homer City plant had adversely affected their health and property values. The plaintiffs sought to have their suit certified as a class action and requested injunctive relief, the funding of a health assessment study and medical monitoring, as well as compensatory and punitive damages.

On October 12, 2011, all of the claims in the US EPA's lawsuit were dismissed with prejudice. On October 13, 2011, the claims in the purported class action lawsuit that were based on the federal CAA were dismissed with prejudice, while state law statutory and common law claims were dismissed without prejudice to re-file in state court should the plaintiffs choose to do so. Homer City does not know whether the US EPA and the other plaintiffs in these cases will appeal the dismissal of these cases, or whether plaintiffs in the purported class action lawsuit will file a complaint in state court. If the plaintiffs are able to revive the lawsuits, adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of Homer City.

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

 Note 7. Environmental Developments

Cross-State Air Pollution Rule

On July 6, 2011, the US EPA adopted the Cross-State Air Pollution Rule (CSAPR). CSAPR is the final form of a previously proposed replacement for the Clean Air Interstate Rule (CAIR), originally called the Clean Air Transport Rule that was released in 2010. CSAPR establishes emissions reductions for annual sulfur dioxide (SO2) emissions and annual and ozone season nitrogen oxide (NOx) emissions in two phases: a first phase effective January 1, 2012 and, in most states subject to the program (including Pennsylvania), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.

CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOx emissions from operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market. In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual or seasonal compliance period, units must surrender allowances for each ton of SO2 and NOx emitted or face penalties. While trading of allowances is permitted within designated groups of states, the rule provides for penalties against a unit with emissions in excess of its predefined "assurance level," but only if the state in which it is located also exceeds its budgeted emissions level. On October 6, 2011, the US EPA announced a proposed revision to the rule that would effectively eliminate such penalties in the first phase.

The SO2 allowances allocated to Homer City in CSAPR Phase I (25,797 tons in 2012 and 2013) are significantly lower than the amount that would be required based on Homer City's historical emissions (2010 SO2 emissions were 112,951 tons). Therefore, pending installation of additional equipment for Units 1 and 2 (Homer City's Unit 3 is equipped with a wet scrubber flue gas desulfurization system to meet environmental standards), Homer City expects that it will be required to procure additional allowances. It is unclear at this time whether Homer City will be able to acquire allowances for 2012 and 2013 in sufficient quantity to cover its normal operations and whether it will be able to pass through the cost of such allowances in the marketplace. Also, Homer City's SO2 emissions could exceed its assurance level, and, therefore, unless the US EPA's proposed revision to the rule is adopted, Homer City could be subject to penalties depending on whether, collectively, emissions from all of the subject electrical generating facilities in Pennsylvania exceed the state's budgeted emissions level. Accordingly, Homer City is evaluating alternative options, including reduced dispatch and fuel modifications, for complying with Phase I of CSAPR. The cost of allowances, together with possible operational impacts or reductions of output that may be required to comply with Phase I of CSAPR, could have a material effect on Homer City.

Homer City has begun work on designing SO2 and particulate emissions control equipment for Units 1 and 2. While the Phase II SO2 emission allowances under CSAPR (11,068 tons) are less than were contemplated under the proposed Clean Air Transport Rule, the additional reductions are not expected to materially change the design for the SO2 controls at Units 1 and 2. The installation of those SO2 controls will require capital commitments for the Homer City plant well in advance of the 2014 effective date, including some expenditures in 2011, in order to meet regulatory deadlines. Given the relatively short period of time before Phase II of CSAPR takes effect in 2014, there is no assurance that Homer City will be able to complete all the work that will be required before the deadline. Homer City is continuing to review technologies available to reduce SO2 and mercury emissions; however, it has not determined the most effective and efficient technology to meet all requirements that may be imposed on it. Consequently, the timing, selection of technology and ultimate capital costs remain uncertain. Based on preliminary estimates, Homer City currently believes the cost of such equipment may be between $600 million and $700 million. An application for a construction permit to install the additional controls was filed on October 3, 2011 with the PADEP.

Homer City does not currently have sufficient capital and does not expect to generate sufficient funds from operations to complete such retrofits and will have to seek third-party financing, which will be subject to decisions by Homer City's lessors, holders of bonds who provided financing for the sale-leaseback transaction and new providers of capital funding. There is no assurance that sufficient financing will be obtained or will not result in significant dilution of Homer City's interest in the Homer City plant.

In July 2011, EME asked the US EPA to stay the effectiveness of CSAPR pending judicial review, and in October 2011, Homer City asked the US EPA to reconsider the rule. In August 2011, Homer City asked the United States Court of Appeals for the District of Columbia to review CSAPR and requested a stay of the rule while its motion is pending. Numerous similar challenges have been filed by other industry participants and by several states.

Proposed Hazardous Air Pollutant Regulations

In March 2011, the US EPA proposed National Emission Standards for Hazardous Air Pollutants, limiting emissions of hazardous air pollutants from coal- and oil-fired electrical generating units. This regulation is expected to be finalized by December 2011. Based on its continuing review, Homer City does not expect that these standards, if adopted as proposed, would require it to make additional capital requirements beyond those that would be required to comply with CSAPR.

Ozone and Particulates

In September 2011, President Obama announced that the proposed revision to the National Ambient Air Quality Standards (NAAQS) for ozone, which was expected to have set a more stringent standard for primary ozone and a distinct secondary standard to protect sensitive vegetation and ecosystems, was being withdrawn. The ozone NAAQS established in 2008 remains in place, but the implementation process must be completed before the 0.075 parts-per-million standard can be enforced. The US EPA has indicated that it intends to issue initial area designations of attainment, nonattainment and unclassifiable areas across the nation in 2012. States will then be required to develop and submit state implementation plans outlining how compliance with the 2008 NAAQS will be achieved. New primary and secondary ozone standards are expected in 2014.

Water Quality—Clean Water Act

In March 2011, the US EPA proposed standards under the federal Clean Water Act which would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by July 2012. Homer City is evaluating the proposed standards and believes, from a preliminary review, that compliance with the proposed standards will be achievable without incurring material additional capital expenditures or operating costs.

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

Parties to the case brought by the Alaskan Native Village of Kivalina against Edison International and other defendants, the appeal of which was deferred before the Ninth Circuit Court of Appeals pending the Supreme Court's ruling described above, have requested that the appeal recommence and have asked for permission to file additional briefs on the impact of the Supreme Court's ruling. The stay of the appeal has now been lifted and argument before the Ninth Circuit is scheduled for November 2011. Kivalina is seeking damages of up to $400 million for the cost of relocating the village.

On May 27, 2011, private citizens filed a purported class action complaint in the United States District Court for the Southern District of Mississippi, naming a large number of defendants, including Edison International and several of its subsidiaries. Homer City was not named. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed. Edison International was dismissed as a defendant in this complaint in July 2011.

Note 8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss

Balance at December 31, 2010	$3	$(5)	$(2)
Current period change	(2)	—	(2)

Balance at September 30, 2011	$1	$(5)	$(4)

1
For further detail, see Note 5—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at September 30, 2011, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than Homer City's contract prices. Approximately $4 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is May 31, 2014.

 Note 9. Supplemental Cash Flows Information

	Nine Months Ended September 30,
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

•
Homer City's ability to borrow funds and access the capital markets on reasonable terms;

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

This MD&A discusses material changes in the results of operations, financial condition and other developments of Homer City since December 31, 2010, and as compared to the third quarter of 2010 and the nine months ended September 30, 2010. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Homer City's annual report on Form 10-K for the year ended December 31, 2010.

MANAGEMENT'S OVERVIEW

Homer City is a Pennsylvania limited partnership engaged in the business of operating and selling energy and capacity from its three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 MW. The profitability of Homer City has been significantly lower in 2011 compared to 2010 as a result of outages at the Homer City plant and higher fuel costs. In addition, the profitability of Homer City may be adversely impacted by new environmental regulations discussed further below. For discussion of energy and fuel price risks, see "Market Risk Exposures—Commodity Price Risk" and refer to "Market Risks" in Item 1A on page 17 of Homer City's annual report on Form 10-K for the year ended December 31, 2010. As a result, Homer City may incur net losses during 2011 and in subsequent years unless energy and capacity prices increase or its costs decline.

Highlights of Operating Results

Homer City's net income for the third quarter ended September 30, 2011 decreased $12 million compared to the corresponding period of 2010. The third quarter decrease in earnings was primarily due to lower capacity revenues and higher coal costs. Homer City's net loss for the nine months ended

September 30, 2011 was $38 million, compared to net income of $16 million in the corresponding period of 2010. The year-to-date decrease in earnings was primarily due to lower energy revenues driven by lower generation, lower capacity revenues and higher plant maintenance costs from outages. Partially offsetting the decrease were unrealized derivative gains of $2 million in 2011 compared to losses of $13 million in 2010.

Cross-State Air Pollution Rule

On July 6, 2011, the US EPA adopted the CSAPR. CSAPR is the final form of a previously proposed replacement for the CAIR, originally called the Clean Air Transport Rule that was released in 2010. CSAPR establishes emissions reductions for annual SO2 emissions and annual and ozone season NOx emissions in two phases: a first phase effective January 1, 2012 and, in most states subject to the program (including Pennsylvania), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.

CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOx emissions from operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market. In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual or seasonal compliance period, units must surrender allowances for each ton of SO2 and NOx emitted or face penalties. While trading of allowances is permitted within designated groups of states, the rule provides for penalties against a unit with emissions in excess of its predefined "assurance level," but only if the state in which it is located also exceeds its budgeted emissions level. On October 6, 2011, the US EPA announced a proposed revision to the rule that would effectively eliminate such penalties in the first phase.

The SO2 allowances allocated to Homer City in CSAPR Phase I (25,797 tons in 2012 and 2013) are significantly lower than the amount that would be required based on Homer City's historical emissions (2010 SO2 emissions were 112,951 tons). Therefore, pending installation of additional equipment for Units 1 and 2 (Homer City's Unit 3 is equipped with a wet scrubber flue gas desulfurization system to meet environmental standards), Homer City expects that it will be required to procure additional allowances. It is unclear at this time whether Homer City will be able to acquire allowances for 2012 and 2013 in sufficient quantity to cover its normal operations and whether it will be able to pass through the cost of such allowances in the marketplace. Also, Homer City's SO2 emissions could exceed its assurance level, and, therefore, unless the US EPA's proposed revision to the rule is adopted, Homer City could be subject to penalties depending on whether, collectively, emissions from all of the subject electrical generating facilities in Pennsylvania exceed the state's budgeted emissions level. Accordingly, Homer City is evaluating alternative options, including reduced dispatch and fuel modifications, for complying with Phase I of CSAPR. The cost of allowances, together with possible operational impacts or reductions of output that may be required to comply with Phase I of CSAPR, could have a material effect on Homer City.

Homer City has begun work on designing SO2 and particulate emissions control equipment for Units 1 and 2. While the Phase II SO2 emission allowances under CSAPR (11,068 tons) are less than were contemplated under the proposed Clean Air Transport Rule, the additional reductions are not expected to materially change the design for the SO2 controls at Units 1 and 2. The installation of those SO2 controls will require capital commitments for the Homer City plant well in advance of the 2014 effective date, including some expenditures in 2011, in order to meet regulatory deadlines. Given the relatively short period of time before Phase II of CSAPR takes effect in 2014, there is no assurance that Homer City will be able to complete all the work that will be required before the deadline. Homer

City is continuing to review technologies available to reduce SO2 and mercury emissions; however, it has not determined the most effective and efficient technology to meet all requirements that may be imposed on it. Consequently, the timing, selection of technology and ultimate capital costs remain uncertain. Based on preliminary estimates, Homer City currently believes the cost of such equipment may be between $600 million and $700 million. An application for a construction permit to install the additional controls was filed on October 3, 2011 with the PADEP.

Capital Needs and Liquidity

Homer City does not currently have sufficient capital and does not expect to generate sufficient funds from operations to complete retrofits effectively required by CSAPR Phase II. EME is under no legal obligation to, and has chosen not to, provide funding. Homer City expects to fund $13 million of project costs during the remainder of 2011. However, Homer City will need third-party capital to undertake the retrofits required by 2014 under CSAPR and to fund capital costs beginning in 2012 in order to complete the requisite retrofits by early 2014. However, restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Consequently, Homer City's ability to install environmental compliance equipment will be dependent on approvals by its lessors and holders of bonds who provided financing for the sale-leaseback transaction, and upon its ability to obtain new capital funding.

Homer City has engaged a financial advisor and commenced a process to obtain capital funding from third parties to install the environmental improvements. Homer City's objective is to maximize the value of its leasehold interest while obtaining the incremental capital needed to make such improvements. There can be no assurance that Homer City will be able to raise the financing necessary to install the required SO2 control equipment in a timely manner or on terms that will not result in a significant dilution of its interest in the Homer City plant.

Homer City believes that the persistence of low power prices, combined with the outages suffered earlier this year and the possible impacts of compliance with CSAPR Phase I in 2012, will make it unlikely that Homer City will meet the covenant requirements of its sale-leaseback documents relating to the payment of equity rent at April 1, 2012. Under the sale-leaseback documents, rent payments are comprised of two components, senior rent and equity rent. Senior rent is used exclusively for debt service to holders of senior secured bonds issued in connection with the sale-leaseback transaction, while equity rent is paid to the owner-lessors. In order to pay equity rent, among other requirements, Homer City must meet historical and projected senior rent service coverage ratios of 1.7 to 1 (subject to reduction to 1.3 to 1 under certain circumstances). A failure to pay equity rent does not entitle the owner-lessors to foreclose upon Homer City's leasehold interest, but it does result in the suspension of Homer City's ability to make permitted distributions. Moreover, the ability to make permitted distributions would be permanently frozen if a failure to pay equity rent when due was not cured within nine months, or even if timely cured, there occurred more than one additional failure to pay equity rent when due at any future time during the term of the lease. Homer City is not subject to any minimum historical and projected senior rent service coverage ratios except as conditions to distributions and equity rent payments. Also, failure by Homer City to pay equity rent when due in April 2012 could trigger termination of the $47 million senior rent reserve letter of credit. Homer City would then be required to fund the senior rent reserve, and failure to do so could entitle counterparties to seek available remedies under the sale-leaseback documents, including termination or foreclosure upon the leasehold interest.

EME's subsidiary, EMMT, enters into energy and capacity transactions on behalf of Homer City pursuant to an intercompany agreement. Those transactions are generally back-to-back transactions in which EMMT enters into a transaction with a third party as a principal and then enters into an equivalent transaction with Homer City. Homer City would be required to indemnify EMMT for losses arising out of its default or nonperformance under the intercompany agreement. In the case of energy and capacity sales, this could include losses incurred by EMMT to fulfill its third-party obligations through market transactions. In the case of capacity sales, it could also include penalties under the PJM tariffs in an amount (excluding a refund of any capacity payments received by EMMT) equal to the greater of 20% of the capacity payments or $20 per MW-day.

Failure of Homer City to find an economic manner to continue plant operations, by installing the required equipment or otherwise, could result in a foreclosure on its leasehold interest and/or a curtailment of plant operations. Curtailment of plant operations or a significant reduction of the value of Homer City's interest in the plant could have an adverse effect on future financial results, cash flow, financial flexibility and assets of Homer City compared to historical levels.

RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Homer City's operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating Revenues[1] (in millions)	$158	$173	$410	$477

Statistics
Generation (in GWh)	2,800	2,984	6,969	8,227
Equivalent availability	89.0%	81.7%	71.7%	75.5%
Capacity factor	67.3%	71.7%	56.5%	66.5%
Load factor	75.7%	87.7%	78.7%	88.1%
Forced outage rate	10.2%	15.8%	17.0%	13.5%
Average realized energy price/MWh	$51.18	$48.04	$48.90	$49.01
Capacity revenue only (in millions)	$18	$28	$66	$86
Average fuel costs/MWh	$28.83	$24.92	$28.11	$24.48

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Operating revenues	$158	$173	$410	$477
Less:
Unrealized (gains) losses	3	(1)	(2)	13
Capacity and other revenues	(18)	(29)	(67)	(87)

Realized revenues	$143	$143	$341	$403

Generation (in GWh)	2,800	2,984	6,969	8,227
Average realized energy price/MWh	$51.18	$48.04	$48.90	$49.01

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

Operating Income

Operating income from the Homer City plant decreased $22 million and $95 million for the third quarter and nine months ended September 30, 2011, respectively, compared to the corresponding periods of 2010. The third quarter decrease in operating income was primarily attributable to lower capacity revenues and higher coal costs. The year-to-date decrease was attributable to lower energy revenues driven by lower generation, lower capacity revenues, and higher plant maintenance and equipment retirement costs related to outages at Units 1 and 2. These decreases were partially offset by unrealized gains in 2011 compared to unrealized losses in 2010 related to hedge contracts and lower fuel costs. The decline in fuel costs was primarily due to lower generation, mostly offset by higher coal costs. Included in fuel costs were net costs of emission allowances of $2 million and $1 million during the third quarters of 2011 and 2010, respectively, and $3 million and $6 million during the nine months ended September 30, 2011 and 2010, respectively.

Included in operating revenues were unrealized gains (losses) from hedge activities of $(3) million and $1 million for the third quarters of 2011 and 2010, respectively, and $2 million and $(13) million for the nine months ended September 30, 2011 and 2010, respectively. Unrealized gains (losses) in 2011 were attributable to both economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the statements of operations and the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. Unrealized gains (losses) in 2010 were attributable to the ineffective portion of forwards and futures contracts. The ineffective portion of hedge contracts at Homer City was attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City plant is delivered into the transmission system).

Income Taxes

Homer City had an effective income tax rate of 41% and 37% for the nine months ended September 30, 2011 and 2010, respectively. Homer City's effective income tax rate varies from the federal statutory rate of 35% due to state income taxes.

New Accounting Guidance

For a discussion of new accounting guidance affecting Homer City, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The use of Homer City's cash generated from operations is restricted by the sale-leaseback agreements.

Homer City Outage

During the first half of 2011, Homer City Units 1 and 2 were off line due to a steam pipe rupture at Unit 1 and precautionary maintenance at Unit 2. While Unit 1 returned to service on April 5, 2011 and Unit 2 on May 25, 2011, the outages and the continuation of low power prices impacted Homer City's liquidity. As a result, in order to have sufficient working capital available for operating expenses and to pay the equity portion of Homer City's rent payment that was due April 1, 2011 to the owner-lessors, Homer City had to defer certain fuel deliveries, arrange for accelerated payments by EMMT for future energy deliveries under an intercompany arrangement in place between EMMT and Homer City, and draw $12 million from the $20 million equity rent reserve established under its sale-leaseback transaction documents. At September 30, 2011, the equity rent reserve balance was restored back to $20 million, and Homer City had delivered energy sufficient to eliminate the accelerated payments by EMMT. Homer City must continue to make equity rent payments in order to be entitled to make future distributions. Effective April 1, 2011, EMMT allocated to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City. Accordingly, since April 1, 2011, these revenues have been recorded as part of Homer City's revenues in lieu of their prior classification as EMMT trading revenues. EMMT realized trading revenues of $28 million under this arrangement in 2010.

The actions described above also resulted in Homer City being in compliance with the covenant requirements of its sale-leaseback documents relating to the payment of equity rent at April 1, 2011. For additional discussion regarding Homer City's liquidity, see "Management's Overview—Cross-State Air Pollution Rule," "Management's Overview—Capital Needs and Liquidity" and "—Payments Made Under Subordinated Revolving Loan and Tax Payments—Key Ratio Affecting Distributions."

Capital Investment Plan

Forecasted capital expenditures through 2013 are as follows:

(in millions)	October through December 2011	2012	2013

Environmental[1]	$13	$—	$—
Plant capital	1	26	16

Total	$14	$26	$16

1
For additional information, see "Management's Overview—Cross-State Air Pollution Rule."

The capital investment plan set forth in the previous table does not include environmental capital expenditures that Homer City will be required to undertake to meet the requirements of CSAPR. The timing, selection of technology and ultimate capital costs remain uncertain. For a discussion of environmental regulations, see "Management's Overview—Cross-State Air Pollution Rule," "Management's Overview—Capital Needs and Liquidity," and refer to "Environmental Matters and Regulations" in Item 1 on page 10 of Homer City's annual report on Form 10-K for the year ended December 31, 2010.

Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components, development of a coal-cleaning plant refuse site and a new ash disposal site. Homer City plans to fund these expenditures with cash on hand or cash generated from operations.

Cash Flow

At September 30, 2011, Homer City had cash and cash equivalents of $108 million compared to $132 million at December 31, 2010. Net cash provided by operating activities decreased $57 million in the first nine months of 2011, compared to the first nine months of 2010. The 2011 decrease was primarily due to net losses in 2011 compared to net income in 2010 and a reduction in amounts due to affiliate related to the tax-allocation agreement, partially offset by an increase in interest payable to affiliate under the subordinated revolving loan agreement.

Net cash used in financing activities increased $17 million in the first nine months of 2011 compared to the first nine months of 2010. During 2011, Homer City paid $8 million higher lease financing payments and borrowed $9 million, net less under the affiliate subordinated revolving loan agreement compared to the same period in 2010.

Net cash used in investing activities decreased $4 million in the first nine months of 2011 compared to the first nine months of 2010. During 2011, Homer City spent $5 million less for capital expenditures in 2011.

Credit Ratings

Overview

Homer City is not currently rated. Credit ratings for EME and EMMT as of September 30, 2011 were as follows:

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

Key Ratio Affecting Distributions

Set forth below is the key ratio required under the lease covenants contained in Homer City's sale-leaseback agreements for the 12 months ended September 30, 2011:

Financial Ratio	Covenant	Actual

Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	1.64 to 1

As indicated above, the actual senior rent service coverage ratio was below the covenant threshold for the 12 months ended September 30, 2011, which currently precludes Homer City from making distributions, including repayment of certain intercompany loans. For additional information, see "Management's Overview—Capital Needs and Liquidity" and "—Liquidity—Homer City Outage."

For a more detailed description of the restrictions binding Homer City refer to "Capital Expenditures and Lease Covenants" in Item 7 on page 29 of Homer City's annual report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations and Contingencies

Fuel Supply Contracts and Coal Transportation Agreements

For a discussion of fuel supply contracts and coal transportation agreements, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Commitments and Contingencies—Commitments—Fuel Supply Contracts and Coal Transportation Agreements."

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

Derivative Instruments

Unrealized Gains and Losses

Homer City classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues. The following table summarizes unrealized gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Non-qualifying hedges	$(6)	$—	$(3)	$—
Ineffective portion of cash flow hedges	3	1	5	(13)

Total unrealized gains (losses)	$(3)	$1	$2	$(13)

At September 30, 2011, cumulative unrealized losses of $3 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to the remainder of 2011.

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

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first nine months of 2011 and 2010:

	24-Hour Average Historical Market Prices[1]
	2011	2010

PJM West Hub	$46.38	$46.65
Homer City Busbar	42.14	39.80

1
Energy prices were calculated at the Homer City busbar (delivery point) and the PJM West Hub using historical hourly real-time prices as published by PJM or provided on the PJM web site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2011:

24-Hour Forward Energy Prices[1] PJM West Hub

2011
October	$38.10
November	38.97
December	46.02
2012 calendar "strip"[2]	$45.46
2013 calendar "strip"[2]	$48.46

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

EMMT engages in hedging activities for the Homer City plant to hedge the risk of future change in the price of electricity. The following table summarizes Homer City's hedge positions (including load requirements services contracts and forward contracts accounted for on the accrual basis) at September 30, 2011 for electricity expected to be generated during the remainder of 2011 and in 2012 and 2013:

	2011	2012	2013

MWh (in thousands)	967	1,020	204
Average price/MWh[1,2]	$50.91	$51.17	$51.85

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

2
The average price/MWh includes 165 MW of capacity for periods ranging from October 1, 2011 to May 31, 2012 sold in conjunction with load requirements services contracts.

 Capacity Price Risk

The following table summarizes the status of capacity sales for Homer City at September 30, 2011:

						Other Capacity Sales, Net of Purchases[3]
				RPM Capacity Sold in Base Residual Auction
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold[2] MW				Average Price per MW-day	Aggregate Average Price per MW-day
				MW	Price per MW-day	MW

October 1, 2011 to May 31, 2012	1,884	(163)	1,721	1,771	$110.00	(50)	$30.00	$112.32
June 1, 2012 to May 31, 2013	1,884	(232)	1,652	1,736	133.37	(84)	16.46	139.31
June 1, 2013 to May 31, 2014	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[4]
June 1, 2014 to May 31, 2015	1,884	(190)	1,694	1,694	136.50	—	—	136.50

1
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

2
Excludes 165 MW of capacity for periods ranging from October 1, 2011 to May 31, 2012 sold in conjunction with load requirements services contracts.

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

Basis Risk

During the nine months ended September 30, 2011 and 2010, prices at the Homer City busbar were lower than the PJM West Hub by an average of 9% and 15%, respectively, due to transmission congestion in PJM.

Coal Price Risk

The Homer City plant purchases coal primarily from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2011 for the remainder of 2011 and the following two years:

	October through December 2011	2012	2013

Amount of Coal Under Contract in Millions of Equivalent Tons[1]	1.8	2.2	0.8

1
The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.

Homer City is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal are related to the price of coal purchased for the Homer City plant. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $77.25 per ton at September 30, 2011, compared to a price of $70 per ton at December 31, 2010, as reported by the Energy Information Administration.

 Emission Allowances Price Risk

Under CSAPR, beginning January 1, 2012, the amount of SO2 that a plant emits in its operation will need to be matched by a sufficient amount of SO2 allowances designated under this program (CSAPR SO2 allowances) that are either allocated to the plant under the CSAPR program or purchased in the open market. SO2 allowances under the federal Acid Rain Program cannot be used to satisfy the requirements under CSAPR. Homer City will be impacted by market prices for additional CSAPR SO2 allowances required, but availability and market prices are uncertain. For additional information on CSAPR, see "Management's Overview—Cross-State Air Pollution Rule" and "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Environmental Developments—Cross-State Air Pollution Rule."

Credit Risk

Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 91% of Homer City's operating revenues for the nine months ended September 30, 2011.

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

New Source Review and Other Litigation

On October 12, 2011, all of the claims in the US EPA's New Source Review litigation were dismissed with prejudice. On October 13, 2011, the claims in the purported class action that were based on the federal CAA were dismissed with prejudice, while state law statutory and common law claims were dismissed without prejudice to re-file in state court should the plaintiffs choose to do so.

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

ITEM 4.    REMOVED AND RESERVED

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101
Financial statements from the quarterly report on Form 10-Q of EME Homer City Generation L.P. for the quarter ended September 30, 2011, filed on November 2, 2011, formatted in XBRL: (i) the Statements of Operations, (ii) the Statements of Comprehensive Income (Loss), (iii) the Balance Sheets, (iv) the Statements of Partners' Equity, (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EME HOMER CITY GENERATION L.P.
By:	/s/ Maria Rigatti Maria Rigatti Director and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	November 2, 2011