Form 10-K
period 2011-12-31
EME HOMER CITY GENERATION LP
filed 2012-03-28
CIK 1099534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Commission File Number 333-92047-03
_______________________
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

None
(Title of Class)
_______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☒ NO ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
Aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of June 30, 2011: $0. Number of shares outstanding of the registrant's Common Stock as of March 28, 2012: Not applicable.
The registrant meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K under the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CO2	carbon dioxide
CSAPR	Cross-State Air Pollution Rule
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FERC	Federal Energy Regulatory Commission
GAAP	United States generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
HAP(s)	hazardous air pollutant(s)
Homer City	EME Homer City Generation L.P.
ISO(s)	independent system operator(s)
MATS	Mercury and Air Toxics Standards
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standard(s)
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NSR	New Source Review
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Homer City's current expectations and projections about future events based on Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Homer City that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should" and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Homer City, include but are not limited to:

•	Homer City's assumptions about its ability to continue as a going concern;

•	Homer City's significant cash requirements and its limited ability to borrow funds and access the capital markets on reasonable terms;

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect Homer City's cost and manner of doing business, including compliance with the CAIR or CSAPR (as applicable) and the MATS rule;

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

•
governmental, statutory, regulatory or administrative changes or initiatives affecting Homer City or the electricity industry generally, including market structure rules and price mitigation strategies adopted by ISOs and RTOs;

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

•	competition in all aspects of Homer City's business;

•	operating risks, including equipment failure, availability, heat rate, output, costs of repairs and retrofits, and availability and cost of spare parts;

•	creditworthiness of suppliers and their ability to deliver goods and services under their contractual obligations to Homer City or to pay damages if they fail to fulfill those obligations;

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards; and

•	general political, economic and business conditions.
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
Homer City is a party to a contract with EMMT, an EME subsidiary engaged in asset management and trading activities, under which EMMT sells energy and capacity from the Homer City plant into the wholesale market and provides scheduling and other services. When appropriate market and financial conditions exist, EMMT may also engage in hedging activities for Homer City.

Substantial Doubt that Homer City will Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that Homer City will continue as a going concern. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these consolidated financial statements. The reduction in energy prices experienced in the fourth quarter of 2011 and into 2012 has adversely impacted cash flow, and Homer City is not expected to be able to generate sufficient cash flow from operations necessary to meet its obligations, including the obligations under the Homer City lease. As described further below under Homer City Lease, it is unlikely that Homer City will continue as a going concern throughout 2012. For discussion of the asset impairment recorded with respect to the Homer City plant, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 12—Asset Impairments and Other Charges."
Homer City Lease
During the fourth quarter of 2011, Homer City failed to obtain sufficient interest from market participants necessary to fund the capital needed to make environmental improvements under the current lease arrangement. The estimated cost of installing SO2 and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. Homer City does not currently have sufficient capital and does not expect to generate sufficient funds from operations to complete retrofits. Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Consequently, Homer City's ability to install environmental compliance equipment will be dependent on funding from the owner-lessors or third parties. Homer City is currently engaged in discussions with the owner-lessors regarding the potential for such funding. Homer City expects that the outcome of any such discussions, if successful in providing funding for the Homer City plant, will likely result in Homer City's loss of substantially all beneficial economic interest in and material control of the Homer City plant. Failure to resolve the source of funding of necessary capital expenditures for the Homer City plant could result in Homer City's default under the lease agreements giving rise to remedies for the owner-lessors and secured lease obligation bondholders, which could include foreclosing on the leased assets, the general partner of Homer City, or both. For further discussion of these matters, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview—Homer City Lease."

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

PJM
PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators indicating the minimum prices at which a bidder is willing to dispatch energy at various incremental generation levels. PJM requires all load-serving entities and generators, such as Homer City, to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM's capacity markets have a single market-clearing price for each capacity zone. In May of each year, PJM conducts an annual capacity auction (RPM) to commit generation, energy efficiency, and demand side resources three years forward, and to provide a long-term pricing signal for the construction of capacity resources.

NYISO
The NYISO operates a competitive, non-discriminatory wholesale power market in New York State in response to the FERC's Open Access Rules and includes bid-based electricity and transmission usage markets. The market-clearing price for NYISO's day-ahead and real-time energy markets is set by supplier generation bids and customer demand bids.

Competition
Homer City is subject to competition from energy marketers, public utilities, government-owned power agencies, industrial companies, financial institutions, and other independent power producers. These companies may have competitive advantages as a result of scale, the location of their generation facilities or other factors. Some of Homer City's competitors have a lower cost of capital than Homer City and, in the case of utilities, may be able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.
State and local environmental regulations, particularly those that impose stringent state specific emission limits, could put the Homer City plant at a disadvantage compared with competing power plants operating in nearby states and subject to less stringent state emission limits or to federal emission limits alone. Federal air quality regulations such as CSAPR and the MATS rule will put the Homer City plant at a disadvantage compared with plants utilizing other fuels. Potential future climate change regulations could also put the Homer City plant at a disadvantage compared to power plants utilizing other fuels as well as utilities that may be able to recover climate change compliance costs through rate-base mechanisms. The ability of the Homer City plant to compete can also be affected by future environmental regulations, by governmental and regulatory activities designed to support the construction and operation of power generation facilities fueled by renewable energy sources, and by developments such as shale gas technology that lower the price of other fuels.

Overview of Facilities Under Lease
The business description of Homer City is presented for an understanding of the historical operations of generation from this plant. For a discussion of the status of the Homer City lease, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview—Homer City Lease."
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
Unit 3 commenced commercial operation in 1977 and has an installed capacity of 650 MW. The boiler for Unit 3 was originally constructed with low NOx burners which satisfied Phase I NOx 1990 CAA standards, and a supplemental over-fired air system was installed in 1995 to further reduce NOx emissions. In addition, a FGD system and a selective catalytic reduction system were installed on Unit 3 in 2001.
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

Interconnection Agreement
Homer City is a party to an interconnection agreement with New York State Electric & Gas Corporation (NYSEG) and Pennsylvania Electric Company (Penelec) to provide interconnection services necessary to interconnect the Homer City plant with NYSEG's and Penelec's transmission systems. Unless terminated earlier in accordance with specified terms, the interconnection agreement will terminate on a date mutually agreed to by Homer City, NYSEG and Penelec. The termination date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend the interconnection services (but not the expiration of the agreement) to modifications, additions or upgrades to, or repowering of the Homer City units. Homer City is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG's or Penelec's interconnection facilities or transmission systems in connection with any modification, addition or upgrade to, or repowering of the Homer City units.

Power Sales
Energy and capacity from the Homer City plant are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. The Homer City plant is situated in the PJM control area and has direct, high-voltage interconnections to PJM and also to the NYISO. Electric power generated at the Homer City plant is primarily sold into the PJM market. Effective April 1, 2011, EMMT allocated to Homer City the benefit of an arrangement that allows EMMT to deliver a portion of Homer City's power into the NYISO. To the extent this arrangement is not utilized, Homer City's power is delivered into PJM.

Fuel Supply
Homer City's Units 1 and 2 have historically consumed approximately 2.8 million to 3.3 million tons of mid-range sulfur coal per year. Two types of coal are purchased, ready-to-burn and raw coal. Ready-to-burn coal is of the quality that can be burned directly in Units 1 and 2, whereas the raw coal purchased for consumption by Units 1 and 2 must be cleaned in the Homer City coal cleaning facility, which has the capacity to clean up to 5 million tons of coal per year. Unit 3 has historically consumed approximately 1.5 million to 2 million tons of coal per year and can consume either raw or ready-to-burn coal. Coal consumption in the current low natural gas price environment may be lower than the historical range. A wet scrubber FGD system for Unit 3 enables this unit to burn less expensive, higher sulfur coal, while still meeting environmental standards for emission control. In general, the coal purchased for all three units is acquired locally. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Coal Price Risk."

Emission Allowances
The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's implementation of the CAIR, the Homer City plant is required to hold seasonal and annual NOx allowances. The CAIR remains in effect until a replacement regulation becomes effective.
CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOX emissions from plant operations will need to be matched by a sufficient amount of SO2 or NOX allowances that are either allocated or purchased in the open market. SO2 allowances under the federal Acid Rain Program cannot be used to satisfy the requirements under CSAPR. In December 2011, the United States Court of Appeals for the District of Columbia granted a stay of CSAPR pending completion of its review of the rule's validity. If the stay is lifted and CSAPR becomes effective, Homer City expects that additional SO2 allowances under CSAPR will be required for the Homer City plant. The availability and market prices for those allowances are uncertain, but the associated costs could be significant. For additional information, see "Environmental Matters and Regulations—Air Quality."

Significant Customers
For a discussion of significant customers, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 5. Derivative Instruments and Hedging Activities—Credit Risk."

Insurance
For a discussion of insurance, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies—Contingencies—Insurance."

Seasonality
Due to fluctuations in electric demand resulting from warm weather during the summer months and cold weather during the winter months, electric revenues from the Homer City plant normally vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall), further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Homer City plant are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

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

Environmental Matters and Regulations
Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions and requirements with respect to the operation of the Homer City plant and affect the timing, cost, design and construction of capital improvements to the Homer City plant as well as the cost of mitigating the environmental impacts of past operations. In addition, as discussed in "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies," the US EPA and others have from time to time involved Homer City in litigation. Additional information about environmental matters affecting Homer City, including projected environmental capital expenditures, is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Investment Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets."

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

Nitrogen Oxide and Sulfur Dioxide

Clean Air Interstate and Cross-State Air Pollution Rules
The CAIR, issued by the US EPA on March 10, 2005, mandated significant reductions in NOx and SO2 emission allowance caps under the CAA in 28 eastern states and the District of Columbia. In 2008, the U.S. Court of Appeals for the D.C. Circuit initially vacated the CAIR, but later remanded the CAIR to the US EPA for the issuance of a revised rule. The CAIR remains in effect until a replacement regulation becomes effective.
On July 6, 2011, the US EPA adopted the Cross-State Air Pollution Rule (CSAPR). CSAPR establishes emissions reductions for annual sulfur dioxide (SO2) emissions and annual and ozone season nitrogen oxide (NOx) emissions in two phases: a first phase originally scheduled to be effective January 1, 2012 and, in most states subject to the program (including Pennsylvania), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.
In December 2011, the United States Court of Appeals for the District of Columbia granted a stay of CSAPR pending completion of its review of the rule's validity. Oral argument is scheduled for April 13, 2012, and a court decision is expected during the third quarter of 2012. The court directed the US EPA to continue administering the CAIR until its review is completed.
CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. If the stay is lifted and CSAPR becomes effective, the amount of actual SO2 or NOx emissions from plant operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market. In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual or seasonal compliance period, units will need to surrender allowances for each ton of SO2 and NOx emitted or face penalties.
With the staying of CSAPR, CAIR SO2 allowances have been provided and a sufficient supply is available for purchase to permit Homer City to continue operations consistent with 2011 levels. If the stay is lifted, the SO2 allowances allocated to Homer City in CSAPR Phase I (25,797 tons in 2012 and 2013) would be significantly lower than the amount that would be required based on Homer City's historical emissions. It is unclear at this time whether Homer City would be able to acquire allowances in sufficient quantity to cover its normal operations during Phase I of CSAPR and whether it would be able to pass through the cost of such allowances in the marketplace. Accordingly, despite the stay, Homer City continues to evaluate alternative options, including reduced dispatch and fuel modifications, for complying with Phase I of CSAPR. The cost of allowances, together with possible operational impacts or reductions of output that may be required to comply with Phase I of CSAPR, could have a material effect on Homer City.
Homer City has begun work on designing SO2 and particulate emissions control equipment for Units 1 and 2 and preparing the site for their installation. The estimated cost of installing SO2 and particulate emissions control equipment for Units 1 and 2of the Homer City plant is expected to be approximately $700 million to $750 million. In order for this emissions control equipment to be operational by early 2014, which is the expected deadline under the currently applicable Federal environmental regulations, the construction process would need to begin in the second quarter of 2012.A contractor for engineering, procurement and construction services has been selected to install and construct the emissions control equipment for the Homer City plant. However, construction of these improvements is dependent upon funding from the owner-lessors or third parties. For further discussion of the Homer City lease and environmental improvements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview—Homer City Lease."

Revised NAAQS for SO2
In June 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. In June 2011, Pennsylvania submitted its initial recommended attainment/nonattainment designations in connection with the standard. Pennsylvania recommended designating Indiana County, where the Homer City plant is located, as nonattainment for the SO2 NAAQS.

Pennsylvania
The Homer City plant was subject to the federal CAIR during 2011 and complied with both the NOx and SO2 requirements by using existing equipment and purchasing SO2 allowances. Pennsylvania adopted a state version of the CAIR, which the US EPA approved in December 2009. Homer City expects to comply with the Pennsylvania CAIR, which is substantially similar to the federal CAIR as it existed prior to the implementation of CSAPR, in the same manner in which it complies with the federal standards.

Mercury/Hazardous Air Pollutants

Mercury and Air Toxics Standards Rule
In December 2011, the US EPA announced the Mercury and Air Toxics Standards (MATS) rule, limiting emissions of hazardous air pollutants (HAPs) from coal- and oil-fired electrical generating units. The rule was published in the Federal Register on February 16, 2012, and becomes effective on April 16, 2012. Homer City does not expect that these standards will require Homer City to make additional capital expenditures beyond those that would be required for compliance with CSAPR Phase II.

Pennsylvania
Pennsylvania currently has no state-level mercury regulations.

Ozone

National Ambient Air Quality Standards
In January 2010, the US EPA proposed a revision to the primary and secondary NAAQS for 8-hour ozone that it had finalized in 2008. The 8-hour ozone standard established in 2008 was 0.075 parts per million. In January 2010, the US EPA proposed establishing a primary 8-hour ozone NAAQS between 0.060 and 0.070 parts per million and a distinct secondary standard to protect sensitive vegetation and ecosystems. In September 2011, President Obama announced that the proposed revision was being withdrawn. The ozone NAAQS established in 2008 remains in place, but the implementation process must be completed before the 0.075 parts-per-million standard can be enforced. The US EPA has indicated that it intends to issue initial area designations of attainment, nonattainment, and unclassifiable areas across the nation in 2012. States will then be required to develop and submit SIPs outlining how compliance with the 2008 NAAQS will be achieved. New primary and secondary ozone standards are expected in 2014.
In December 2011, the US EPA indicated that it intended to designate Indiana County, where the Homer City plant is located, as in attainment with the 2008 NAAQS.

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
Pennsylvania submitted its proposed SIP revisions to the US EPA to address regional haze. Pennsylvania proposed that the existing particulate matter emission limits on the Homer City plant, as well as the plant's participation in the CAIR, would satisfy the BART requirement in that state. Because the CAIR was scheduled to expire on December 31, 2011, the US EPA proposed, on December 30, 2011, a limited disapproval of Pennsylvania's SIP, as well as a Federal Implementation Plan that would allow the Homer City plant's participation in CSAPR to satisfy the BART requirement. It is unclear how the stay of CSAPR will affect the Pennsylvania SIP. Homer City believes that the control measures being undertaken to comply with other environmental regulations will likely satisfy the requirements of these SIPs.

New Source Review Requirements
The NSR regulations impose certain requirements on facilities, such as electric generating stations, if modifications are made to air emissions sources at the facility. Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address NSR compliance issues at the nation's coal-fired power plants. The US EPA has filed an enforcement action against Homer City alleging NSR violations. For further discussion, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies—Contingencies."

Coal Combustion Wastes
US EPA regulations currently classify coal ash and other coal combustion residuals as solid wastes that are exempt from hazardous waste requirements. This classification enables beneficial uses of coal combustion residuals, such as for cement production and fill materials. In June 2010, the US EPA published proposed regulations relating to coal combustion residuals that could result in their reclassification. For further discussion see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Environmental Developments."

Climate Change
There have been a number of federal and state legislative and regulatory initiatives to reduce greenhouse gas (GHG) emissions. Any climate change regulation or other legal obligation that would require substantial reductions in GHG emissions or that would impose additional costs or charges for the GHG emissions could significantly increase the cost of generating electricity from fossil fuels, and especially from coal-fired plants, which could adversely affect Homer City's business.

Federal Legislative/Regulatory Developments
In June 2010, the US EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule." This regulation generally subjects newly constructed sources of GHG emissions and newly modified existing major sources to the PSD air permitting program beginning in January 2011 (and later, to the Title V permitting program under the CAA); however, the GHG tailoring rule significantly increases the emissions thresholds that apply before facilities are subjected to these programs. The emissions thresholds for CO2 equivalents in the final rule vary from 75,000 tons per year to 100,000 tons per year depending on the date and whether the sources are new or modified.
Regulation of GHG emissions pursuant to the PSD program could affect efforts to modify the Homer City plant in the future and could subject new capital projects to additional permitting or emissions control requirements that could delay such projects. In December 2010, the US EPA announced that it had entered into a settlement with various states and environmental groups to resolve a long-standing dispute over regulation of GHGs from electrical generating units pursuant to the New Source Performance Standards in the CAA and would propose performance standards for emissions from new and modified power plants and emissions guidelines for existing power plants. The specific requirements will not be known until the regulations are finalized. Since January 2010, the US EPA's Final Mandatory Greenhouse Gas Reporting Rule has required all sources within specified categories, including electric generation facilities, to monitor emissions and to submit annual reports to the US EPA by March 31 of each year. Homer City's 2011 GHG emissions were approximately 9 million metric tons.

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

Employees
At December 31, 2011, Homer City employed 252 employees, approximately 179 of whom are covered by a collective bargaining agreement governing wages, benefits and working conditions. This collective bargaining agreement expires on December 31, 2012.

ITEM 1A.  RISK FACTORS

Liquidity Risks
Homer City is not expected to generate sufficient cash flow from operations necessary to meet its obligations.
At December 31, 2011, Homer City had cash and cash equivalents of $84 million. Homer City is obligated to pay $95 million, $84 million and $98 million of senior rent and $65 million, $65 million and $40 million of equity rent in each of 2012, 2013 and 2014, respectively. Current and forthcoming environmental requirements will require Homer City to install SO2 and particulate emissions control equipment for Units 1 and 2 at a cost of approximately $700 million to $750 million.
The accompanying consolidated financial statements have been prepared assuming that Homer City will continue as a going concern. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these consolidated financial statements. The reduction in energy prices experienced in the fourth quarter of 2011 and into 2012 has adversely impacted cash flow, and Homer City is not expected to be able to generate sufficient cash flow from operations necessary to meet its obligations, including the obligations under the Homer City lease. As described further below, it is unlikely that Homer City will continue as a going concern throughout 2012.
During the fourth quarter of 2011, Homer City failed to obtain sufficient interest from market participants necessary to fund the capital needed to make environmental improvements under the current lease arrangement. The estimated cost of installing SO2 and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. Homer City does not currently have sufficient capital and does not expect to generate sufficient funds from operations to complete retrofits. Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Consequently, Homer City's ability to install environmental compliance equipment will be dependent on funding from the owner-lessors or third parties. Homer City is currently engaged in discussions with the owner-lessors regarding the potential for such funding. Homer City expects that the outcome of any such discussions, if successful in providing funding for the Homer City plant, will likely result in Homer City's loss of substantially all beneficial economic interest in and material control of the Homer City plant. Failure to resolve the source of funding of necessary capital expenditures for the Homer City plant could result in Homer City's default under the lease agreements giving rise to remedies for the owner-lessors and secured lease obligation bondholders, which could include foreclosing on the leased assets, the general partner of Homer City, or both. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview—Homer City Lease."
The interests of EME as Homer City's equity holder may conflict with the interests of holders of debt.
Homer City is indirectly owned and controlled by EME. The directors appointed by EME are able to make decisions affecting Homer City's capital structure which could include, subject to contractual obligations and applicable law, decisions on the ultimate disposition of the Homer City plant. The interests of EME may not in all cases be aligned with the interests of the holders of Homer City's debt. As Homer City addresses its financial difficulties or becomes unable to pay its debts as they mature, the interests of EME might conflict with the interests of holders of Homer City's debt.

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
Homer City devotes significant resources to environmental monitoring, emissions control equipment and emission allowances to comply with environmental regulatory requirements. Homer City believes that it is currently in substantial compliance with environmental regulatory requirements. However, the US EPA has filed an enforcement action against Homer City alleging violations of the CAA and other regulations at the Homer City plant. For more detail with respect to these matters, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies."
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
Homer City is required to surrender emission allowances equal to emissions of specific substances in connection with the operation of its facilities. This may require the purchase of allowances, which are subject to price volatility and which could be unavailable.
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
The controls imposed on the Homer City plant as a result of environmental regulations may require material expenditures or unit shutdowns.
Capital expenditures relating to required environmental controls for the Homer City plant are expected to be significant and could make some units uneconomic to maintain or operate. Homer City may ultimately decide to shut down units rather than making improvements. Unit shutdowns could have an adverse effect on Homer City's business, results of operation and financial condition. For more information about Homer City's plans for environmental compliance, see "Item 1. Business—Environmental Matters and Regulations—Air Quality—Nitrogen Oxide and Sulfur Dioxide," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview—Homer City Lease" and "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Environmental Developments."
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
The generation and transmission of electricity are dangerous and involve inherent risks of injury to employees and the general public.
Electricity is dangerous for employees and the general public should they come in contact with power lines or electrical equipment. Injuries caused by such contact can subject Homer City to liability that, despite the existence of insurance coverage, can be significant. Such liabilities could be significant but are very difficult to predict. The range of possible liabilities includes amounts that could adversely affect Homer City's liquidity and results of operations.

Market Risks
Homer City's operations are subject to market risks related to wholesale energy prices because it operates without long-term power purchase agreements. Wholesale energy prices have substantially declined in recent years.
The Homer City plant does not have long-term power purchase agreements. Because the output of the Homer City plant is not committed to be sold under long-term contracts, the plant is subject to market forces which determine the amount and price of energy, capacity and ancillary services sold from the plant. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced when it is to be used. As a result, the wholesale power markets are subject to significant and unpredictable price fluctuations over relatively short periods of time. Due to the volume of sales into PJM from the Homer City plant, Homer City has concentrated exposure to market conditions and fluctuations in PJM. Prices for power and capacity have declined significantly due largely to lower natural gas prices and have been affected in recent years by increased use of demand response technology, changes in final demand for power during the economic slowdown, and technological developments that have increased access to natural gas shale reserves, resulting in substantial declines in market prices for natural gas which supplies power plants that compete with the Homer City plant.
Market prices of energy, capacity and ancillary services sold from the Homer City plant are influenced by multiple factors beyond Homer City's control, and thus there is considerable uncertainty whether or when current depressed prices will recover. Homer City's hedging activities may not cover the entire exposure of its assets or positions to market price volatility, and the level of hedging, which is currently low, will vary over time. The effectiveness of Homer City's hedging activities may depend on the amount of credit available for EMMT to post collateral, either in support of performance guarantees or as cash margin, and liquidity requirements may be greater than Homer City anticipates or will be able to meet. Homer City cannot provide assurance that its hedging strategies will successfully mitigate market risks. For more detail with respect to these matters, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk."

Homer City's financial results can be affected by changes in fuel prices, fuel transportation cost and interruptions in fuel supply.
In addition to volatile power prices, Homer City's business is subject to changes in fuel costs and fuel transportation costs. Fuel costs are volatile and can be influenced by many factors outside Homer City's control. The price at which Homer City can sell its energy may not rise or fall at the same rate as a corresponding rise or fall in fuel costs. Operations at the Homer City plant are dependent upon the availability and affordability of coal which is available only from a limited number of suppliers. All of these factors may have an adverse effect on Homer City's financial condition and results of operations. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Coal Price Risk."
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
The operation of power generation facilities is a potentially dangerous activity that involves many operating risks, including transmission disruptions and constraints, equipment failures or shortages, and system limitations, degradation and interruption. Homer City's operations are also subject to risks of human performance and workforce capabilities. There can be no assurance that Homer City's insurance will be sufficient or effective under all circumstances or protect against all hazards to which Homer City may be subject or that the insurance proceeds received for any loss of the facilities or any damage to the facilities would be sufficient to permit Homer City to make any payments of rent under the facility leases. Homer City has older facilities that are subject to higher risks of failure or outage.
Due to the current market environment, the minimum insurance coverage specified under the Homer City sale-leaseback documents is not commercially available at reasonable prices. Homer City has obtained a waiver under the participation agreements that permits it to maintain its current insurance coverage through June 1, 2012. Failure to maintain insurance pursuant to the sale-leaseback documents, absent a waiver, could result in an event of default under the documents, which could have a material adverse effect on Homer City.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
Inapplicable.

ITEM 2.  PROPERTIES
Properties of Homer City are described above under "Item 1. Business—Overview of Facilities Under Lease," and "—Water Supply and Other Support Facilities."

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
Dividends will be paid when declared by Homer City's general partner. No cash dividends were paid by Homer City during 2011, 2010 or 2009.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data was derived from Homer City's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this annual report.

INCOME STATEMENT DATA
(in millions)
	Years Ended December 31,
	2011	2010	2009	2008	2007
Operating revenues from marketing affiliate	$527	$636	$663	$717	$764
Operating expenses[1]	973	471	424	464	491
Operating income (loss)	(446)	165	239	253	273
Interest and other income	—	—	—	5	8
Interest expense	(122)	(127)	(128)	(124)	(139)
Income (loss) before income taxes	(568)	38	111	134	142
Provision for income taxes[2]	118	11	44	49	54
Net income (loss)	$(686)	$27	$67	$85	$88

[1]
Operating expenses in 2011 included asset impairment charges of $478 million. For additional information, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 12. Asset Impairments and Other Charges."

[2]
Provision for income taxes in 2011 included the impact of a $344 million valuation allowance on its deferred tax asset position. For additional information, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Income Taxes."

BALANCE SHEET DATA
(in millions)
	As of December 31,
	2011	2010	2009	2008	2007
Current assets	$213	$290	$342	$267	$254
Total assets	1,346	2,079	2,160	2,186	2,135
Current liabilities	225	189	217	309	309
Long-term debt to affiliate	490	479	459	358	394
Lease financing, net of current portion	922	1,006	1,084	1,150	1,207
Other long-term obligations	63	59	43	44	70
Partners' equity (deficit)	(354)	346	357	325	155

CASH FLOW DATA
(in millions)
	Years Ended December 31,
	2011	2010	2009	2008	2007
Cash provided by operating activities	$34	$106	$151	$50	$152
Cash used in financing activities	(68)	(78)	(74)	(89)	(122)
Cash used in investing activities	(14)	(17)	(15)	(44)	(2)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S OVERVIEW
Homer City is a Pennsylvania limited partnership engaged in the business of operating and selling energy and capacity from its three coal-fired electric generating units and related facilities located near Pittsburgh, Pennsylvania with an aggregate capacity of 1,884 MW. Homer City's operating results were significantly lower in 2011 compared to 2010 as a result of lower generation and lower realized energy and capacity prices. Homer City is engaged in discussions with the owner-lessors regarding funding of retrofit expenditures for the Homer City plant that, if successful in providing funding, will likely result in Homer City's loss of substantially all beneficial economic interest in and material control of the Homer City plant. In addition, as discussed below, Homer City recorded significant impairment charges during the fourth quarter of 2011.

Highlights of Operating Results
Homer City had a net loss of $686 million in 2011 compared to net income of $27 million in 2010. The 2011 results included a $295 million after-tax ($478 million pre-tax) charge resulting from the impairment of the property, plant and equipment related to the Homer City plant and the impact of a $344 million valuation allowance on its deferred tax asset position due to the uncertainty of Homer City's ability to realize such tax benefits. The 2011 decrease in earnings, excluding the impairment charge and the deferred tax valuation allowance,was due to lower generation, lower average realized energy and capacity prices, and higher average fuel costs per MWh.
For further discussion of Homer City's impairment charge, see "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" and "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 12. Asset Impairments and Other Charges." For further discussion of the deferred tax valuation allowance, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Income Taxes."
Homer City's net income decreased $40 million in 2010 compared to 2009. The 2010 decrease in earnings was primarily due to unrealized losses in 2010 compared to unrealized gains in 2009, higher coal costs, lower generation and higher plant maintenance costs in 2010, partially offset by higher capacity revenues. Energy related unrealized losses in 2010 were $20 million compared to unrealized gains of $15 million in 2009. Results in 2010 included the benefit of power hedge contracts entered into during earlier periods at higher prices than current energy prices.

Substantial Doubt that Homer City will Continue as a Going Concern
Homer City's accompanying financial statements have been prepared assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these financial statements. The reduction in energy prices experienced in the fourth quarter of 2011 and into 2012 has adversely impacted cash flow, and Homer City is not expected to be able to generate sufficient cash flow from operations necessary to meet its obligations, including the obligations under the Homer City lease. As described further below under Homer City Lease, it is unlikely that Homer City will continue as a going concern throughout 2012.

Homer City Lease
Homer City and its indirect parent, EME, engaged a financial advisor and conducted a bidding process to obtain capital funding from third parties during the second half of 2011 to partially finance the installation of the environmental improvements at the Homer City plant. During the fourth quarter of 2011, such efforts failed to obtain sufficient interest from market participants necessary to fund the capital needed to make such improvements under the current lease arrangement. Homer City does not currently have sufficient capital and does not expect to generate sufficient funds from operations to complete retrofits. Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Consequently, Homer City's ability to install environmental compliance equipment will be dependent on funding from the owner-lessors or third parties. Homer City is currently engaged in discussions with the owner-lessors regarding the potential for such funding. Homer City expects that the outcome of any such discussions, if successful in providing funding for the Homer City plant, will likely result in Homer City's loss of substantially all beneficial economic interest in and material control of the Homer City plant. Failure to resolve the source of funding of necessary capital expenditures for the Homer City plant could result in Homer City's default under the lease agreements giving rise to remedies for the owner-lessors and secured lease obligation bondholders, which could include foreclosing on the leased assets, the general partner of Homer City, or both.
Homer City is currently engaged in discussions with the owner-lessors through General Electric Capital Corporation (GECC), one of the owner participants, regarding the funding of capital improvements at the Homer City plant. Under the existing

Homer City sale-leaseback documents, Homer City would be obligated to reimburse GECC for any amount GECC ultimately agrees to fund for these capital improvements. If these discussions are successful, it is expected that an affiliate of GECC will obtain the economic benefit and majority ownership of all the operating assets of Homer City. The transfer of ownership would be effected on a consensual basis. In addition, GECC is currently engaged in discussions with certain of the holders of the secured lease obligation bonds regarding amendments to the terms of the 8.137% Senior Secured Bonds due 2019 and the 8.734% Senior Secured Bonds due 2026, each issued by Homer City Funding LLC.
There is no assurance that an agreement will be reached with the owner-lessors or the existing secured lease obligation bondholders on funding the capital improvements. Homer City is not expected to meet the covenant requirements of its sale-leaseback documents relating to the payment of equity rent at April 1, 2012 and Homer City will be unable to make the required equity rent payment. There is no assurance that subsequent rent payments will be made.Under the sale-leaseback documents, rent payments are comprised of two components, senior rent and equity rent. Senior rent is used exclusively for debt service to secured lease obligation bondholders, while equity rent is paid to the owner-lessors. In order to pay equity rent, among other requirements, Homer City must meet historical and projected senior rent service coverage ratios of 1.7 to 1 (subject to reduction to 1.3 to 1 under certain circumstances). A failure to pay equity rent does not entitle the owner-lessors to foreclose upon Homer City's leasehold interest, but it does result in the suspension of Homer City's ability to make permitted distributions. Moreover, Homer City would be permanently restricted in its ability to make permitted distributions if a failure to pay equity rent when due was not cured within nine months, or even if cured, occurred more than one additional time during the term of the lease. Homer City is not subject to any minimum historical and projected senior rent service coverage ratios except as conditions to distributions and equity rent payments. Also, failure by Homer City to pay equity rent when due in April 2012 could trigger termination of the $48 million senior rent reserve letter of credit. Homer City would then be required to fund the senior rent reserve, and failure to do so could entitle counterparties to seek available remedies under the sale-leaseback documents, including termination or foreclosure upon the leasehold interest. As a result of the expectation that Homer City is likely to lose substantially all beneficial economic interest in and material control of the Homer City plant, Homer City recorded an impairment charge of $478 million for the fourth quarter of 2011. For further discussion, see "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" and "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 12. Asset Impairments and Other Charges."
As a result of the financial outlook of Homer City, EMMT has ceased to enter into hedging activities related to future power sales, but continues to enter into spot market energy transactions on behalf of Homer City pursuant to an intercompany agreement. Those transactions are generally back-to-back transactions in which EMMT enters into a transaction with a third party as a principal and then enters into an equivalent transaction with Homer City. In the case of capacity, EMMT has sold Homer City capacity in the annual PJM base residual auctions through May 2015. If Homer City were to default on its obligations to supply capacity, then Homer City would be liable to EMMT, and potentially also to PJM, to supply that capacity, and for refunds of capacity payments received and penalties (equal to the greater of 20% of the capacity payments or $20 per MW-day) under the PJM tariffs if it failed to do so.

Environmental Regulation Developments
For discussion of environmental regulation developments, see “Item 1. Business—Environmental Matters and Regulations" and "Item 8 EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Environmental Developments."

RESULTS OF OPERATIONS

Summary
The table below summarizes total revenues as well as key performance measures related to the Homer City plant.

	Years Ended December 31,
	2011	2010	2009
Operating Revenues[1] (in millions)	$527	$636	$663
Statistics
Generation (in GWh)	9,428	11,028	11,446
Equivalent availability	75.8%	79.7%	84.7%
Capacity factor	57.1%	66.8%	69.2%
Load factor	75.4%	83.8%	81.7%
Forced outage rate	13.8%	10.8%	9.4%
Average realized energy price/MWh	$46.38	$49.04	$48.85
Capacity revenues only (in millions)	$84	$114	$89
Average fuel costs/MWh	$28.58	$25.26	$21.89

[1]
Effective April 1, 2011, EMMT allocated to Homer City the benefit of an arrangement that allows EMMT to deliver a portion of Homer City's power into the NYISO. To the extent this arrangement is not utilized, Homer City's power is delivered into PJM.

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

	Years Ended December 31,
(in millions)	2011	2010	2009
Operating revenues	$527	$636	$663
Less:
Unrealized (gains) losses	(5)	20	(15)
Capacity and other revenues	(85)	(115)	(89)
Realized revenues	$437	$541	$559
Generation (in GWh)	9,428	11,028	11,446
Average realized energy price/MWh	$46.38	$49.04	$48.85

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

Operating Income (Loss)
Operating loss from the Homer City plant was $446 million in 2011 compared to operating income of $165 million in 2010. Operating income decreased $74 million in 2010 compared to 2009. The 2011 decrease in operating income, excluding the $478 million impairment charge previously discussed in "Management's Overview—Highlights of Operating Results," was primarily attributable to lower energy revenues, driven by lower generation and average realized energy prices, lower capacity revenues, and higher plant maintenance costs from outages at Units 1 and 2, partially offset by unrealized gains in 2011 compared to unrealized losses in 2010 related to hedge contracts and lower fuel costs. The decline in fuel costs was primarily due to lower generation, mostly offset by higher coal costs. Coal costs increased due to higher coal prices. The Homer City plant continued to have a high forced outage rate during 2011 partially as a result of the steam pipe rupture on Unit 1 and the related precautionary maintenance on Unit 2.
The 2010 decrease in operating income from 2009 was primarily attributable to unrealized losses in 2010 compared to unrealized gains in 2009 related to hedge contracts, higher coal costs, lower generation, and higher plant operations costs related to scheduled plant outages, partially offset by an increase in capacity revenues. The Homer City plant experienced increased forced outages in 2010 compared to 2009 due to deratings to comply with opacity restrictions and unscheduled outages. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Coal costs increased due to higher coal prices and changes in the mix of ready-to-burn coal and raw coal consumed.
Included in operating revenues were unrealized gains (losses) from hedging activities of $5 million, $(20) million and $15 million for 2011, 2010 and 2009, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of hedge contracts at the Homer City plant attributable to changes in the difference between energy prices at the PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City plant is delivered into the transmission system). Included in fuel costs were $9 million, $7 million and $16 million in 2011, 2010 and 2009, respectively, related to the net cost of emission allowances.
For additional discussion, see "Management's Overview—Homer City Lease."

Other Income (Expense)
Interest expense was $122 million, $127 million and $128 million during 2011, 2010 and 2009, respectively. Interest expense primarily relates to the lease financing of the Homer City plant. Interest expense also included $40 million, $38 million and $36 million during 2011, 2010 and 2009, respectively, related to Homer City's subordinated revolving loan agreement with Edison Mission Finance Co. Homer City had higher long-term debt balances during 2011 as compared to 2010 and 2009 on the subordinated revolving loan agreement.

Income Taxes
Homer City's effective tax rates were 29% and 40% in 2010 and 2009, respectively. The effective tax rate for 2011 was not meaningful due to Homer City providing a full valuation allowance against its net deferred tax assets at December 31, 2011. Homer City's effective income tax rate in 2010 and 2009 varied from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code. For further discussion, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Income Taxes."
On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result, the income or loss of Homer City will be allocated to the individual partners. Accordingly, on a prospective basis, no recognition will be given to income taxes in Homer City's financial statements and deferred taxes and the related valuation allowance will be eliminated in the first quarter of 2012.

Related Party Transactions
For a discussion of related party transactions, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies—Income Taxes and Tax-Allocation Agreements" and "—Note 13. Related Party Transactions."

New Accounting Guidance
For a discussion of new accounting guidance affecting Homer City, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The use of Homer City's cash generated from operations is restricted by the sale-leaseback agreements. Under the participation agreements entered into as part of the sale-leaseback transaction, Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, Homer City's liquidity is substantially based on its ability to generate cash flow from operations. The reduction in energy prices experienced in the fourth quarter of 2011 and into 2012 has adversely impacted cash flow, and Homer City is not expected to be able to generate sufficient cash flow from operations necessary to meet its obligations, including the obligations under the Homer City lease. It is unlikely that Homer City will continue as a going concern throughout 2012. For further discussion, see "—Management's Overview—Homer City Lease" and "Item 1A. Risk Factors—Liquidity Risks."

Capital Investment Plan
Forecasted capital expenditures through 2014 by Homer City are as follows:

(in millions)	2012	2013	2014
Environmental	$—	$—	$—
Plant capital	39	23	14
Total	$39	$23	$14
The capital investment plan set forth above does not include environmental capital expenditures to retrofit the Homer City plant because Homer City does not have the funds for retrofits and has not yet been able to raise capital needed for such retrofits. The funding of Homer City's environmental expenditures will be dependent on external funding. The cost of the SO2 and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. See "Management's Overview—Homer City Lease" for additional discussion.
Plant capital expenditures relate to non-environmental projects such as boiler and turbine controls, major boiler components, coal-cleaning plant refuse disposal and ash disposal. To the extent available, Homer City plans to fund these expenditures with cash on hand or cash generated from operations.
Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. Homer City had $20 million included in restricted deposits at December 31, 2011 related to these reserve accounts.

Cash Flow
At December 31, 2011, Homer City had cash and cash equivalents of $84 million compared to $132 million at December 31, 2010. Net cash provided by operating activities totaled $34 million, $106 million and $151 million in 2011, 2010 and 2009, respectively. The 2011 decrease in net cash provided by operating activities was primarily attributable to lower generation from outages at Units 1 and 2, lower energy and capacity prices, and the timing of cash receipts and disbursements related to working capital items, partially offset by an increase in interest payable to affiliate under the subordinated revolving loan agreement. The 2010 decrease was primarily due to lower net income in 2010, partially offset by changes in derivative assets and liabilities.
Net cash used in financing activities totaled $68 million, $78 million and $74 million in 2011, 2010 and 2009, respectively. In 2011, Homer City borrowed $24 million, net more from its affiliate subordinated revolving loan, and lease financing payments were $14 million higher, as compared to 2010. In 2010, Homer City paid $4 million, net less on its affiliate subordinated revolving loan, and lease financing payments were $8 million higher, as compared to 2009.

Net cash used in investing activities primarily related to capital expenditures of $14 million, $18 million and $26 million in 2011, 2010 and 2009, respectively. In 2009, Homer City also had a $10 million receipt from restricted cash related to permitted withdrawals from restricted deposits pursuant to the sale-leaseback agreements.

Credit Ratings
Homer City is not currently rated. Credit ratings for EME and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME[1]	Caa1	CCC+	CCC
EMMT	Not Rated	CCC+	Not Rated

[1]	Senior unsecured rating.
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

Payments Made Under Subordinated Revolving Loan and Tax Payments
The following table summarizes the payments by Homer City under its subordinated revolving loan with Edison Mission Finance Co., a subsidiary of EME, that constitute permitted distributions pursuant to the terms of the sale-leaseback transaction and any payments made pursuant to tax-allocation agreements:

	Years Ended December 31,
(in millions)	2011	2010	2009
Payment of interest	$—	$38	$33
Payment of principal	—	36	42
Subordinated revolving loan payments	—	74	75
Tax payments under tax-allocation agreements	—	—	—
Total payments	$—	$74	$75
For additional information on the tax-allocation agreements, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies—Income Taxes and Tax-Allocation Agreements."

Key Ratio Affecting Distributions
Set forth below is the key ratio required under the lease covenants contained in Homer City's sale-leaseback agreements for the 12 months ended December 31, 2011:

Financial Ratio	Covenant	Actual
Senior rent service coverage ratio	Greater than 1.7 to 1	1.18 to 1
As indicated above, the actual senior rent service coverage ratio of Homer City was below the covenant threshold for the 12 months ended December 31, 2011, and Homer City also did not meet the threshold for the prospective two 12-month periods, which currently precludes Homer City from making distributions, including repayment of certain intercompany loans and from paying the equity portion of the rent payment. For additional information, see "Management's Overview—Homer City Lease."

Sale-Leaseback Restrictions on Distributions
In order to make a distribution, Homer City must be in compliance with the covenants specified in the lease agreements, including the following financial performance requirements measured on the date of distribution. At the end of each quarter, the equity and debt portions of rent then due and payable must have been paid and the senior rent service coverage ratio for the prior 12-month period (taken as a whole and projected for each of the prospective two 12-month periods) must be greater than 1.7 to 1 in order to make the equity portion of the rent payment and other restricted payments. Homer City would be permanently restricted in its ability to make distributions if a failure to pay equity rent when due was not cured within nine months, or even if cured, occurred more than one additional time during the term of the lease. EME has not guaranteed Homer City's obligations under the leases. Homer City is not expected to meet the covenant requirements of its sale-leaseback agreements relating to the payment of equity rent at April 1, 2012, and Homer City will be unable to make the required equity rent payment. There is no assurance that subsequent rent payments will be made. For additional information, see "Management's Overview—Homer City Lease."

Contractual Obligations, Commercial Commitments and Contingencies
Homer City has contractual obligations and other commercial commitments that represent prospective cash requirements. The following table summarizes Homer City's significant contractual obligations as of December 31, 2011:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt to affiliate[1]	$626	$—	$626	$—	$—
Lease financing[2]	1,814	160	287	196	1,171
Operating lease obligations[3]	2	1	1	—	—
Purchase obligations[3]
Fuel supply contracts	267	214	53	—	—
Capital expenditures	7	7	—	—	—
Coal cleaning agreement	6	6	—	—	—
Other contractual obligations	11	3	8	—	—
Employee benefit plan contribution[4]	20	4	8	8	—
Total Contractual Obligations[5]	$2,753	$395	$983	$204	$1,171

[1]
For additional details, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 4. Long-term Debt." Table assumes long-term debt is held to maturity. Amount also includes interest payments totaling $136 million over life of debt.

[2]
Amount represents lease payments related to the sale-leaseback of the Homer City plant and includes interest payments over the life of the lease. For further discussion, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies."

[3]	For additional details, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies."

[4]
Amount includes estimated contribution for pension plans and postretirement benefits other than pensions. The estimated contributions beyond 2016 are not available. For more information, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other than Pensions."

[5]
The contractual obligations table does not include derivative obligations and AROs, which are discussed in "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 5. Derivative Instruments and Hedging Activities," and "—Note 2. Property, Plant and Equipment," respectively.

Contingencies
Homer City has contingencies related to the NSR and other litigation, ash disposal site and insurance, which are discussed in "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies."

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

Unrealized Gains and Losses
Homer City classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues. The following table summarizes unrealized gains (losses):

	Years Ended December 31,
(in millions)	2011	2010	2009
Non-qualifying hedges	$(1)	$(1)	$1
Ineffective portion of cash flow hedges	6	(19)	14
Total unrealized gains (losses)	$5	$(20)	$15
At December 31, 2011, cumulative unrealized gains were immaterial.

Fair Value Disclosures
In determining the fair value of Homer City's derivative positions, Homer City uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of Homer City's derivative instruments, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 3. Fair Value Measurements" and "—Note 5. Derivative Instruments and Hedging Activities," respectively.
The net fair value of Homer City's commodity derivative instruments at December 31, 2011 was a $2 million liability. A 10% change in the market price of the underlying commodity at December 31, 2011 would not be material.

Commodity Price Risk

Introduction
Homer City's operations are exposed to commodity price risk, which reflects the potential impact of a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with Homer City's risk management policies, through EMMT. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

Energy Price Risk
Energy and capacity from the Homer City plant are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing.

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated during the past three years:

	24-Hour Average Historical Market Prices[1]
	2011	2010	2009
PJM West Hub	$43.57	$46.56	$38.75
Homer City Busbar	39.58	39.18	34.27

[1]	Energy prices were calculated at the Homer City busbar (delivery point) and the PJM West Hub using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.
The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at December 31, 2011:

24-Hour Forward Energy Prices[1]
2012 calendar "strip"[2]	$38.85
2013 calendar "strip"[2]	$41.26

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
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
EMMT engages in hedging activities for the Homer City plant to hedge the risk of future change in the price of electricity. The following table summarizes Homer City's hedge positions for transactions primarily entered into at the PJM West Hub and to a lesser extent at other trading locations (including forward contracts accounted for on the accrual basis) at December 31, 2011 for electricity expected to be generated in 2012:

2012
MWh (in thousands)	90
Average price/MWh[1]	$49.54

[1]
The above hedge positions include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions are not directly comparable to the 24-hour PJM West Hub prices set forth above.

Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction of capacity resources. The following table summarizes the status of capacity sales for Homer City at December 31, 2011:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]		Aggregate Average Price per MW-day
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day
January 1, 2012 to May 31, 2012	1,884	(163)	1,721	1,771	$110.00	(50)	$30.00	$112.32
June 1, 2012 to May 31, 2013	1,884	(232)	1,652	1,736	133.37	(84)	16.46	139.31
June 1, 2013 to May 31, 2014	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[3]
June 1, 2014 to May 31, 2015	1,884	(190)	1,694	1,694	136.50	—	—	136.50

[1]
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

[2]
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

[3]	Includes the impact of a 100 MW capacity swap transaction executed prior to the base residual auction at $135 per MW-day.
Revenues from the sale of capacity from Homer City beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if Homer City has an opportunity to capture a higher value associated with those markets.
For additional information regarding capacity sold by Homer City, see "Management's Overview—Homer City Lease."

Basis Risk
Sales made from the Homer City plant in the real-time or day-ahead market receive the actual real-time or day-ahead prices, as the case may be, at the Homer City busbar. In order to mitigate price risk from changes in forward spot prices at the Homer City busbar, Homer City may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the Homer City busbar does not exist. A liquid market does exist at the PJM West Hub. Homer City's hedging activities use this settlement point to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During 2011, day-ahead prices at the Homer City busbar were lower than those at the PJM West Hub by an average of 9%, compared to 16% during 2010 and 12% during 2009, due to transmission congestion in PJM.
In order to mitigate basis risk, Homer City may purchase financial transmission rights and basis swaps in PJM. A financial transmission right is a financial instrument that entitles the holder to receive the difference between actual day-ahead prices for two delivery points in exchange for a fixed amount.

Coal Price Risk
The Homer City plant purchases coal primarily from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at December 31, 2011 for the following two years:

	2012	2013
Amount of Coal Under Contract in Millions of Equivalent Tons[1]	3.3	0.8

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.
Homer City is subject to price risk for purchases of coal that are not under contract. Market prices of NAPP coal, which are related to the price of coal purchased for the Homer City plant, increased during the past two years. The market price of NAPP coal based on 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content was $73.30 per ton at December 30, 2011, compared to a price of $70 per ton and $52.50 per ton at December 31, 2010 and 2009, respectively, as reported by the EIA. In 2011, the price of NAPP coal ranged from $70 per ton to $78.20 per ton, as reported by the EIA. The 2011 increase in NAPP coal prices was primarily driven by the export market demand and global coal pricing.
Based on Homer City's anticipated coal requirements in excess of the amount under contract, Homer City expects that a 10% change in the price of coal at December 31, 2011 would increase or decrease 2012 pre-tax income by approximately $4 million.

Emission Allowances Price Risk
If CSAPR becomes effective as issued, the amount of SO2 that a plant emits in its operation will need to be matched by a sufficient amount of SO2 allowances designated under this program (CSAPR SO2 allowances) that are either allocated to the plant under the CSAPR program or purchased in the open market. SO2 allowances under the federal Acid Rain Program cannot be used to satisfy the requirements under CSAPR. For additional information on CSAPR, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 9. Environmental Developments—Cross-State Air Pollution Rule."

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

Impairment of Long-Lived Assets
Nature of Estimates Required.    Long-lived assets, including intangible assets, are evaluated for impairment in accordance with applicable authoritative guidance. Authoritative guidance requires that if the undiscounted expected future cash flow from a company's assets or group of assets (without interest charges) is less than its carrying value, asset impairment must be recognized on the financial statements. The impairment charges, if applicable, are calculated as the excess of the asset's carrying value over its fair value, which represents the discounted expected future cash flows attributable to the asset or, in the case of assets expected to be sold, at fair value less costs to sell. Long-lived assets are evaluated for impairment whenever indicators exist or when there is a commitment to sell or dispose of the asset. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses.
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
In preparing long-term cash forecasts, Homer City includes assumptions about future prices for electricity, capacity, fuel and related products and services, as applicable, future operations and maintenance costs and future capital expenditure requirements under different scenarios. As appropriate, Homer City uses a probability weighted approach when determining whether impairment indicators exist. Assumptions included in the long-term cash flow forecasts for merchant projects include:

•	Observable market prices for electricity, fuel and related products and services to the extent available and long-term prices developed based on a fundamental price model;

•
Long-term capacity prices based on the assumption that capacity markets would continue consistent with their current structure, with expected increases in revenues as a result of declines in reserve margins beyond the price of the latest auctions;

•	Trends for additions and retirements for generation resources; and

•	Plans for compliance with both existing and possible future environmental regulations.
Homer City includes allocated acquired emission allowances as part of its power plant asset group. Homer City's unit of account is at the plant level and, accordingly, the closure of one of Homer City's units would not result in an impairment of property, plant and equipment unless such condition were to affect an impairment assessment on the entire plant.
Effect if Different Assumptions Used.    The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change materially if different estimates and assumptions were used to determine the amounts or timing of future revenues, environmental compliance costs or operating expenditures.
Effect on 2011 Results.    As described in "Management's Overview," Homer City failed to obtain sufficient interest from market participants to fund the capital improvements during the process undertaken in the fourth quarter of 2011, and Homer

City is currently engaged in discussions with the owner-lessors regarding the potential for such funding. Homer City expects that the outcome of any such discussions, if successful in providing funding for the Homer City plant, will likely result in Homer City's loss of substantially all beneficial economic interest in and material control of the Homer City plant. Failure to resolve the source of funding of necessary capital expenditures for the Homer City plant could result in Homer City's default under the lease agreements giving rise to remedies for the owner-lessors and secured lease obligation bondholders, which could include foreclosing on the leased assets, the general partner of Homer City, or both. In connection with the preparation of its year-end financial statements, Homer City concluded that these events, combined with the current and projected financial condition of Homer City, were indicators of impairment. The long-lived asset group subject to the impairment evaluation was determined to include Homer City's property, plant and equipment. Homer City concluded that the future undiscounted cash flows were insufficient to recover the carrying amount of the asset group. To measure the amount of impairment loss, the income approach was considered the most relevant and resulted in a fair value of $1,085 million. Discounted cash flow analysis based on estimates of future energy, capacity and coal prices and operations and maintenance costs along with the estimated costs of constructing the environmental control equipment was the technique utilized to determine fair value. Accordingly, Homer City recorded an impairment charge of $478 million for the fourth quarter of 2011.

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

Income Taxes
Nature of Estimates Required.    As part of the process of preparing its financial statements, Homer City is required to estimate its income taxes for each jurisdiction in which it operates. This process involves estimating actual current period tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Homer City's balance sheets. Homer City records a deferred tax asset valuation allowance when it is more likely than not that all or a portion of its deferred tax assets will not be realized.

Homer City takes certain tax positions it believes are applied in accordance with the applicable tax laws. However, these tax positions are subject to interpretation by the Internal Revenue Service, state tax authorities and the courts. Homer City determines its uncertain tax positions in accordance with the authoritative guidance.
Key Assumptions and Approach Used.    Accounting for tax obligations requires management judgment. Management uses judgment in determining whether the evidence indicates it is more likely than not, based solely on the technical merits, that a tax position will be sustained and to determine the amount of tax benefits to be recognized. Judgment is also used in determining the likelihood a tax position will be settled and possible settlement outcomes. Management must also assess the likelihood that Homer City's deferred tax assets will be recovered from future taxable income or the utilization of losses through a reduction in the loan with Edison Mission Finance. In assessing its uncertain tax positions, Homer City considers, among others, the following factors: the facts and circumstances of the position, regulations, rulings, and case law, opinions or views of legal counsel and other advisers, and the experience gained from similar tax positions. Management evaluates uncertain tax positions at the end of each reporting period and makes adjustments when warranted based on changes in fact or law.
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
Effect on 2011 Results.    After assessing the realization of its net deferred tax assets, management believes it is more likely than not that it will not be able to realize the tax benefits from any of its net deferred tax assets and, therefore, recorded a valuation allowance of $344 million during the fourth quarter of 2011. For further discussion, see "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Income Taxes."

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Management's Report on Internal Control over Financial Reporting
Homer City's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), for Homer City. Under the supervision and with the participation of the partnership's principal executive officer and principal financial officer, Homer City's management conducted an evaluation of the effectiveness of Homer City's internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, Homer City's management concluded that Homer City's internal control over financial reporting was effective as of December 31, 2011.

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
None.

EME HOMER CITY GENERATION L.P.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the General Partner of EME Homer City Generation L.P.:
In our opinion, the financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of EME Homer City Generation L.P. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
The financial statements listed in the index appearing under Item 8 have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership does not expect to generate sufficient capital from operations necessary to meet its obligations, which raises substantial doubt on its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 28, 2012

EME HOMER CITY GENERATION L.P.

STATEMENTS OF OPERATIONS
(in millions)

	Years Ended December 31,
	2011	2010	2009
Operating Revenues from Marketing Affiliate	$527	$636	$663
Operating Expenses
Fuel	269	279	251
Plant operations	137	116	103
Depreciation and amortization	68	66	63
Asset impairments and other charges (Note 12)	493	5	3
Administrative and general	6	5	4
Total operating expenses	973	471	424
Operating income (loss)	(446)	165	239
Other Income (Expense)
Interest expense	(122)	(127)	(128)
Income (loss) before income taxes	(568)	38	111
Provision for income taxes	118	11	44
Net Income (Loss)	$(686)	$27	$67

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2011	2010	2009
Net Income (Loss)	$(686)	$27	$67
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions:
Prior service adjustment, net of tax benefit	1	—	—
Net gain (loss) adjustment, net of tax expense (benefit) of $4, $(2) and $2 for 2011, 2010 and 2009, respectively	(9)	(3)	3
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains arising during period, net of income tax expense (benefit) of $(3), $14 and $9 for 2011, 2010 and 2009, respectively	17	19	6
Reclassification adjustments included in net income (loss), net of income tax benefit of $0, $38 and $35 for 2011, 2010 and 2009, respectively	(23)	(54)	(44)
Other comprehensive loss, net of tax	(14)	(38)	(35)
Comprehensive Income (Loss)	$(700)	$(11)	$32

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS
(in millions)

	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$84	$132
Due from affiliates	1	—
Inventory	105	109
Deferred taxes	—	2
Derivative assets	1	8
Emission allowances	19	29
Other current assets	3	10
Total current assets	213	290
Property, Plant and Equipment, less accumulated depreciation of none and $609 at respective dates	1,085	1,630
Deferred taxes	—	117
Restricted deposits	27	27
Long-term emission allowances	16	15
Other long-term assets	5	—
Total Assets	$1,346	$2,079
Liabilities and Partners' Equity (Deficit)
Current Liabilities
Accounts payable	$21	$20
Accrued liabilities	9	10
Due to affiliates	42	50
Interest payable	20	21
Interest payable to affiliate	49	9
Current portion of lease financing	84	79
Total current liabilities	225	189
Long-term debt to affiliate	490	479
Lease financing, net of current portion	922	1,006
Benefit plans and other long-term liabilities	60	53
Long-term derivative liabilities	3	6
Total Liabilities	1,700	1,733
Commitments and Contingencies (Notes 8 and 9)
Partners' Equity (Deficit)	(354)	346
Total Liabilities and Partners' Equity (Deficit)	$1,346	$2,079

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
(in millions)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity (Deficit)
Balance at December 31, 2008	$324	$1	$325
Net income	67	—	67
Other comprehensive loss	(35)	—	(35)
Balance at December 31, 2009	356	1	357
Net income	27	—	27
Other comprehensive loss	(38)	—	(38)
Balance at December 31, 2010	345	1	346
Net loss	(686)	—	(686)
Other comprehensive loss	(14)	—	(14)
Balance at December 31, 2011	$(355)	$1	$(354)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(686)	$27	$67
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	68	67	63
Deferred taxes	119	(21)	(1)
Asset impairments and other charges	493	5	3
Other non-cash items	—	—	1
Decrease (increase) in due to/from affiliates	(8)	22	26
Decrease (increase) in inventory	4	(20)	(10)
Decrease in other assets	2	—	—
Decrease in emission allowances	9	2	15
Increase (decrease) in accounts payable and other current liabilities	(1)	4	—
Increase (decrease) in interest payable	38	(3)	—
Increase in other liabilities	1	3	2
Decrease (increase) in derivative assets and liabilities	(5)	20	(15)
Net cash provided by operating activities	34	106	151
Cash Flows From Financing Activities
Borrowings on long-term debt to affiliate	11	23	25
Repayments of long-term debt to affiliate	—	(36)	(42)
Repayments of lease financing	(79)	(65)	(57)
Net cash used in financing activities	(68)	(78)	(74)
Cash Flows From Investing Activities
Capital expenditures	(14)	(18)	(26)
Proceeds from sale of emission allowances	—	1	1
Decrease in restricted deposits	—	—	10
Net cash used in investing activities	(14)	(17)	(15)
Net increase (decrease) in cash and cash equivalents	(48)	11	62
Cash and cash equivalents at beginning of period	132	121	59
Cash and cash equivalents at end of period	$84	$132	$121

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
Substantial Doubt that Homer City will Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that Homer City will continue as a going concern. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these consolidated financial statements. The reduction in energy prices experienced in the fourth quarter of 2011 and into 2012 has adversely impacted cash flow, and Homer City is not expected to be able to generate sufficient cash flow from operations necessary to meet its obligations, including the obligations under the Homer City lease. As described further below under Homer City Lease, it is unlikely that Homer City will continue as a going concern throughout 2012. For discussion of the asset impairment recorded with respect to the Homer City plant, see Note 12—Asset Impairments and Other Charges.
Homer City Lease
During the fourth quarter of 2011, Homer City failed to obtain sufficient interest from market participants necessary to fund the capital needed to make environmental improvements under the current lease arrangement. The estimated cost of installing SO2 and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. Homer City does not currently have sufficient capital and does not expect to generate sufficient funds from operations to complete retrofits. Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Consequently, Homer City's ability to install environmental compliance equipment will be dependent on funding from the owner-lessors or third parties. Homer City is currently engaged in discussions with the owner-lessors regarding the potential for such funding. Homer City expects that the outcome of any such discussions, if successful in providing funding for the Homer City plant, will likely result in Homer City's loss of substantially all beneficial economic interest in and material control of the Homer City plant. Failure to resolve the source of funding of necessary capital expenditures for the Homer City plant could result in Homer City's default under the lease agreements giving rise to remedies for the owner-lessors and secured lease obligation bondholders, which could include foreclosing on the leased assets, the general partner of Homer City, or both. For further discussion with respect to the lease obligations, see Note 8—Commitments and Contingencies—Lease Commitments.
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires Homer City to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
Cash equivalents included money market funds totaling $28 million and $31 million at December 31, 2011 and 2010, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.
Restricted Deposits
Certain cash balances are restricted to pay amounts required for lease payments and provide collateral. Included in restricted deposits were $20 million at each of December 31, 2011 and 2010 related to lease payments, and $7 million at each of December 31, 2011 and 2010 for collateral related to an environmental bond. For additional information regarding the lease payments, see Note 8—Commitments and Contingencies—Lease Commitments—Facilities Sale-Leaseback.
Inventory
Inventory is stated at the lower of weighted-average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Cost is reduced to market value if the market value of inventory has declined and it is probable that revenues earned from the generation of power will not cover the cost of the inventory in the ordinary course of business or if the inventory is determined to be obsolete. Inventory consisted of the following:

	December 31,
(in millions)	2011	2010
Coal, fuel oil and other raw materials	$68	$76
Spare parts, materials and supplies	37	33
Total inventory	$105	$109
Purchased Emission Allowances
Purchased emission allowances are stated at the lower of weighted-average cost or market. Purchased emission allowances are recorded at cost when purchased and then expensed at weighted-average cost as used. Cost is reduced to market value if the market value of emission allowances has declined and it is probable that revenues earned from the generation of power will not cover the amounts recorded in the ordinary course of business. Purchased emission allowances are classified as current or long-term assets based on the time the allowances are expected to be used. Emission allowances do not have a pre-determined contractual term or expiration date.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. As part of the acquisition of the Homer City plant, Homer City acquired emission allowances under the United States Environmental Protection Agency's (US EPA's) Acid Rain Program. Homer City uses these emission allowances in the normal course of its business to generate electricity and has classified them as part of property, plant and equipment. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Plant and equipment under lease financing	33.67 years
Leasehold improvements	Shorter of life of lease or estimated useful life
Emission allowances	33.67 years
Equipment, furniture and fixtures	3 to 7 years
Certain major pieces of Homer City's equipment require periodic repairs and maintenance. These costs, including major maintenance costs, are expensed as incurred.
Impairment of Long-Lived Assets
Homer City evaluates the impairment of its long-lived assets based on a review of estimated future cash flows expected to be generated whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Homer City's unit of account is at the plant level. If the carrying amount of a long-lived asset exceeds the expected future cash flows, undiscounted and without interest charges, then an impairment loss is recognized for the excess of the carrying amount over fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. For further discussion, see Note 12—Asset Impairments and Other Charges.

Revenue Recognition
Generally, revenues and related costs are recognized when electricity is generated or services are provided unless the transaction is accounted for as a derivative and does not qualify for the normal purchases and sales exception. Homer City enters into power and fuel hedging and optimization transactions under a contract with EMMT. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, Homer City takes title to the commodities, and assumes the risks and rewards of ownership. Homer City records the settlement of non-trading physical forward contracts on a gross basis. Homer City nets the cost of purchased power against related third-party sales in markets that use locational marginal pricing, currently PJM. Financial swap and option transactions are settled net and, accordingly, Homer City does not take title to the underlying commodity. Therefore, gains and losses from settlement of financial swaps and options are recorded net in operating revenues in the accompanying statements of operations.
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
The accounting guidance for cash flow hedges provides that the effective portion of gains or losses on derivative instruments designated and qualifying as cash flow hedges be reported as a component of other comprehensive loss and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gains or losses on the derivative instruments, if any, must be recognized currently in earnings.
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
Income Taxes and Tax-Allocation Agreements
Homer City has historically made an election to be taxed as a corporation for federal and California state tax purposes. Homer City is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its indirect parent, Edison Mission Holdings Co. In accordance with the agreement and the tax-allocation procedures in effect, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Homer City uses the state tax apportionment factors of the Edison International group. Also, while Homer City is generally subject to separate return limitations for net losses, under the tax-allocation agreement it is permitted to transfer to Edison Mission Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in Homer City's intercompany account balances (including the subordinated revolving loan). Homer City also has the option, at Homer City's discretion, under its tax-allocation agreement with Edison Mission Holdings to settle federal and state income tax liabilities under the tax-allocation agreement through an increase in indebtedness under the subordinated revolving loan. In 2011 and 2010, Homer City elected its option and settled $1 million and $32 million, respectively, of intercompany tax liabilities through the subordinated revolving loan. Homer City also files a separate state income tax return in Pennsylvania. Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $2 million and $4 million at December 31, 2011 and 2010, respectively.
Homer City accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. In assessing the realization of Homer City's deferred tax assets, management considered whether it is more likely than not that the deferred tax assets will be realized. Realization of Homer City's deferred tax assets depends upon its ability to generate taxable income in the future or utilize losses through a reduction in the loan with Edison Mission Finance. On a quarterly basis, management evaluates the recoverability of its deferred tax assets to ensure there is adequate support for the realization of the deferred tax assets. In the event management were to determine that Homer City would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. At December 31, 2011, Homer City provided a full valuation allowance against its net deferred tax assets. For further information regarding the valuation allowance, see Note 6—Income Taxes.

On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result, the income or loss of Homer City will be allocated to the individual partners. Accordingly, on a prospective basis, no recognition will be given to income taxes in Homer City's financial statements and deferred taxes and the related valuation allowance will be eliminated in the first quarter of 2012.
Interest income, interest expense and penalties associated with income taxes are reflected in provision for income taxes on Homer City's statements of operations.
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
Accounting Guidance Not Yet Adopted
Fair Value Measurement
In May 2011, the FASB issued an accounting standards update modifying the fair value measurement and disclosure guidance. This guidance prohibits grouping of financial instruments for purposes of fair value measurement and requires the value be based on the individual security. This amendment also results in new disclosures primarily related to Level 3 measurements including quantitative disclosure about unobservable inputs and assumptions, a description of the valuation processes and a narrative description of the sensitivity of the fair value to changes in unobservable inputs. Homer City will adopt this guidance in the first quarter of 2012. The adoption of this standards update is not expected to have a material impact on Homer City's financial position.
Presentation of Comprehensive Income
In June 2011, the FASB issued an accounting standards update on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. Homer City will adopt this guidance in the first quarter of 2012. Homer City currently presents the statement of comprehensive income immediately following the statement of income and expects to continue to do so. The adoption of this accounting standards update does not change the items that constitute net income and other comprehensive income.
Offsetting Assets and Liabilities
In December 2011, the FASB issued an accounting standards update modifying disclosure requirements about the nature of an entity's rights of offsetting assets and liabilities in the statement of financial position under master netting agreements and related arrangements associated with financial and derivative instruments. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions and narrative descriptions of setoff rights. Homer City will adopt this guidance effective January 1, 2013. The guidance impacts disclosure only.

Note 2. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
(in millions)	2011	2010
Land	$7	$7
Power plant facilities	2	4
Plant and equipment under lease financing	760	1,582
Leasehold improvements	110	172
Emission allowances	198	438
Construction in progress	7	25
Equipment, furniture and fixtures	1	10
Capitalized leased equipment	—	1
	1,085	2,239
Less accumulated depreciation and amortization	—	609
Property, plant and equipment, net	$1,085	$1,630
As a result of the sale-leaseback transaction on December 7, 2001, a majority of the generating facilities and equipment were classified as power plant and equipment under lease financing. Homer City recorded amortization expense related to the leased facilities of $47 million for all three years ended December 31, 2011, 2010 and 2009. Accumulated amortization related to the leased facilities was none and $427 million at December 31, 2011 and 2010, respectively.
Homer City recorded $478 million of impairment charges related to property, plant and equipment at the Homer City plant in 2011. For additional information, see Note 12—Asset Impairments and Other Charges.
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
Homer City recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards, which is included in benefit plans and other long-term liabilities on Homer City's balance sheets. A reconciliation of the changes in the ARO liability is as follows:

	Years Ended December 31,
(in millions)	2011	2010	2009
Beginning balance	$7	$5	$3
Accretion expense	1	1	—
Liabilities added	—	1	2
Ending balance	$8	$7	$5

Note 3. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or a liability should consider assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. The fair value of derivative assets' nonperformance risk was not material as of December 31, 2011 and 2010.
Homer City categorizes financial assets and liabilities into a fair value hierarchy based on valuation inputs used to derive fair value. The hierarchy, established by authoritative accounting guidance, gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The following table sets forth Homer City's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$28	$—	$—	$—	$28
Electricity contracts	—	1	—	—	1
Liabilities at Fair Value
Electricity contracts	$—	$3	$—	$—	$3
	December 31, 2010
Assets at Fair Value
Money market funds[2]	$31	$—	$—	$—	$31
Electricity contracts	—	5	—	3	8
Liabilities at Fair Value
Electricity contracts	$—	$3	$—	$3	$6

[1]	Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents on Homer City's balance sheets.
The following table sets forth a summary of changes in the fair value of derivative assets and liabilities, net categorized as Level 3:

(in millions)	2011	2010
Fair value, net asset at beginning of periods	$—	$—
Total realized/unrealized gains (losses):
Included in earnings[1]	(2)	—
Included in accumulated other comprehensive income	—	—
Settlements	2	—
Transfers in or out of Level 3	—	—
Fair value, net asset at end of periods	$—	$—

[1]	Reported in operating revenues on Homer City's statements of operations.
The change in unrealized gains (losses) related to assets and liabilities, net held at December 31, 2011 and 2010 for the years ended December 31, 2011 and 2010 was immaterial.
Homer City determines the fair value of transfers in and out of each level at the end of each reporting period. There were no significant transfers between levels during 2011, 2010 and 2009.

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
Non-Recurring Fair Value Measurements
For a discussion of non-recurring fair value measurements, see Note 12—Asset Impairments and Other Charges.

Note 4. Long-Term Debt
Homer City has entered into a subordinated revolving loan agreement with Edison Mission Finance Co. This loan agreement bears interest at a fixed rate of 8.0% on outstanding amounts and terminates on March 18, 2014. The outstanding balance under the loan agreement was $490 million and $479 million at December 31, 2011 and 2010, respectively. Homer City is restricted as a part of the sale-leaseback transaction from making any payments under this facility unless specified conditions are met. Homer City incurred interest costs related to its affiliate debt of $40 million, $38 million and $36 million for the years ended December 31, 2011, 2010 and 2009, respectively. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City plant.

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
Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Homer City's balance sheets as derivative assets or liabilities with offsetting changes recorded on the statements of operations. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on Homer City's balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive loss until reclassified into earnings when the related forecasted transaction occurs. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. The results of derivative activities are recorded in cash flows from operating activities on the statements of cash flows.
Where Homer City's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Homer City presents its derivative assets and liabilities on a net basis on its balance sheets.
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging activities:

December 31, 2011
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards/Futures	Sales, net	GWh	—		90	[3]
Electricity	Capacity	Sales, net	MW-Day (in thousands)	29	[2]	—
Electricity	Congestion	Purchases, net	GWh	—		1,267	[4]
December 31, 2010
Electricity	Forwards/Futures	Sales, net	GWh	2,767	[1]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—		20	[3]
Electricity	Capacity	Sales, net	MW-Day (in thousands)	36	[2]	—
Electricity	Congestion	Purchases, net	GWh	—		367	[4]

[1]
Homer City's hedge products include forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the Homer City plant which meet the normal purchases and sales exception and are accounted for on the accrual method.

[2]	Homer City's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Reliability Pricing Model (RPM) auction is not accounted for as a derivative.

[3]
These positions adjust financial and physical positions, or day-ahead and real-time positions, to reduce costs or increase gross margin. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

[4]
Congestion contracts include financial transmission rights, transmission congestion contracts or congestion revenue rights. These positions are similar to a swap, where the buyer is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

Fair Value of Derivative Instruments
The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Homer City's balance sheets:

December 31, 2011
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets (Liabilities)
Cash flow hedges	$1	$—	$1	$—	$3	$3	$(2)
Economic hedges	7	1	8	7	1	8	—
	8	1	9	7	4	11	(2)
Netting[1]	(7)	(1)	(8)	(7)	(1)	(8)	—
Total	$1	$—	$1	$—	$3	$3	$(2)
December 31, 2010
Cash flow hedges	$11	$—	$11	$4	$6	$10	$1
Economic hedges	51	—	51	50	—	50	1
	62	—	62	54	6	60	2
Netting[1]	(54)	—	(54)	(54)	—	(54)	—
Total	$8	$—	$8	$—	$6	$6	$2

[1]	Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.
Income Statement Impact of Derivative Instruments
The following table provides the cash flow activity as part of accumulated other comprehensive loss:

(in millions)	Cash Flow Hedge Activity[1]		Income Statement Location
	2011	2010
Beginning of period derivative gains	$7	$66
Effective portion of changes in fair value	14	33
Reclassification to earnings	(23)	(92)	Operating revenues
End of period derivative gains (losses)	$(2)	$7

[1]
Unrealized derivative gains (losses) are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at December 31, 2011 and 2010 were $(3) million and $3 million, respectively.

For additional information, see Note 10—Accumulated Other Comprehensive Income (Loss).
Homer City recorded net gains (losses) of $7 million, $(10) million and $18 million in 2011, 2010 and 2009, respectively, in operating revenues on the statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the statements of operations is presented below:

		Years Ended December 31,
(in millions)	Income Statement Location	2011	2010
Economic hedges	Operating revenues	$16	$(1)

Commodity Price Risk Management
Homer City's operations are exposed to commodity price risk, which reflects the potential impact of a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with Homer City's risk management policies, through EMMT. EMMT uses estimates of the variability in gross margin to help identify, measure, monitor and control Homer City's overall market risk exposure and earnings volatility with respect to hedge positions at the Homer City plant. This measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify changes in risk factors. Variability in gross margin measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers and volumetric exposure limits. When appropriate, EMMT manages the spread between the electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives.
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
Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 91%, 69% and 33% of Homer City's operating revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Moody's Investors Service, Inc. (Moody's) rates PJM's debt Aa3. PJM, a regional transmission organization (RTO) with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.
For the years ended December 31, 2011, 2010 and 2009, EMMT made sales to Constellation Energy Commodities Group, Inc. (Constellation) that accounted for less than 1%, 19% and 41%, respectively, of Homer City's operating revenues. Sales to Constellation consisted of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which has a senior unsecured debt rating of BBB- by Standard & Poor's Ratings Services (S&P) and Baa3 by Moody's. At December 31, 2011 and 2010, EMMT's account receivable due from Constellation was none and $13 million, respectively.

Note 6. Income Taxes
Current and Deferred Taxes
The provision for income taxes is composed of the following:

	Years Ended December 31,
(in millions)	2011	2010	2009
Current
Federal	$2	$23	$32
State	(3)	6	14
Total current	(1)	29	46
Deferred
Federal	$89	$(17)	$1
State	30	(1)	(3)
Total deferred	119	(18)	(2)
Provision for income taxes	$118	$11	$44
The components of net accumulated deferred income tax assets were:

	December 31,
(in millions)	2011	2010
Deferred tax assets
Property, plant and equipment—basis differences	$353	$140
Accrued expenses and liabilities	12	10
State taxes	—	2
Net operating loss carryforwards	28	—
Other	9	4
Total	402	156
Deferred tax liabilities
Lease financing	$57	$37
State taxes	1	—
Total	58	37
Net deferred tax assets before valuation allowance	$344	$119
Valuation allowance	(344)	—
Net deferred tax assets	$—	$119
Classification of net accumulated deferred income taxes
Included in current assets	$—	$2
Included in deferred taxes	$—	$117
During the fourth quarter of 2011, Homer City recorded a valuation allowance on its deferred tax assets due to it being more likely than not that Homer City will be unable to realize the benefits. The total valuation allowance was $344 million for the year ended December 31, 2011, of which $6 million was reflected in other comprehensive income (loss) and the remainder was reflected in net loss.
As of December 31, 2011, Homer City had $81 million of federal net operating loss carryforwards and $12 million of state net operating loss carryforwards, both of which expire in 2031, if unused.

Effective Tax Rate
The table below provides a reconciliation of income tax expense (benefit) computed at the federal statutory income tax rate to the income tax provision:

	Years Ended December 31,
(in millions)	2011	2010	2009
Income (loss) before income taxes	$(568)	$38	$111
Provision (benefit) for income taxes at federal statutory rate of 35%	$(199)	$13	$39
State tax, net of federal benefit	(22)	4	6
Change in valuation allowance	338	—	—
Deferred tax adjustments	—	(4)	(1)
Other	1	(2)	—
Total provision for income taxes	$118	$11	$44
Effective tax rate	*	29%	40%

*	Not meaningful
On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result, the income or loss of Homer City will be allocated to the individual partners. Accordingly, on a prospective basis, no recognition will be given to income taxes in Homer City's financial statements and deferred taxes and the related valuation allowance will be eliminated in the first quarter of 2012.
Accounting for Uncertainty in Income Taxes
Unrecognized Tax Benefits
At December 31, 2011 and 2010, Homer City had $3 million and $2 million, respectively, of unrecognized tax benefits. Homer City had no unrecognized tax benefits at December 31, 2009. As of December 31, 2011 and 2010, $1 million of unrecognized tax benefits, if recognized, would impact the effective tax rate.
Edison International's federal income tax returns and California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 remain subject to audit.
Accrued Interest and Penalties
The total amount of accrued interest expense and penalties was not material as of December 31, 2011 and 2010. The total amount of net after-tax interest expense and penalties recognized in income tax expense was not material for each of 2011, 2010 and 2009.
Bonus Depreciation Impact
The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (2010 Tax Relief Act) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011. Subject to updated Internal Revenue Service regulations clarifying the definitions of capital expenditures that qualify for 100% bonus depreciation, Homer City's capital expenditures are expected to qualify, accelerating federal tax deductions in 2011.

Note 7. Compensation and Benefit Plans
Employees of Homer City are eligible for various benefit plans of Edison International.
Employee Savings Plan
A 401(k) plan is maintained to supplement eligible employees' retirement income. Homer City matches 100% of non-union employee contributions up to 6% of such employees' base annual compensation. Homer City also matches 70% of contributions made by union employees, up to 4% of base annual compensation. Employer contributions vest 20% per year. Contribution expense was approximately $1 million for each year ended December 31, 2011, 2010 and 2009.

Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
Homer City maintains a pension plan specifically for the benefit of its union employees. A portion of Homer City's non-union employees participate in the Edison International pension plan. Eligibility depends on a number of factors, including the employee's hire date. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The Edison International plan has a cash balance feature. The expected contributions (all by employer) for the plans are approximately $2.6 million for the year ended December 31, 2012.
The funded position of the company's pension is very sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund the company's long-term pension are affected by movements in the equity and bond markets. The market value of the investments (reflecting investment returns, contributions and benefit payments) within the plan trusts declined 35% during 2008. This reduction in value of plan assets combined with increased liabilities has resulted in a change in the pension plan funding status from a surplus to a material deficit, which will result in increased future expense and cash contributions. The company pension remains underfunded as liabilities have increased significantly as a result of steady declines in interest rates.

Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
(in millions)	2011	2010
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$35	$30
Service cost	1	1
Interest cost	2	2
Actuarial loss	3	2
Benefits paid	(1)	—
Projected benefit obligation at end of year	$40	$35
Change in plan assets
Fair value of plan assets at beginning of year	$25	$19
Actual return on plan assets	—	3
Employer contributions	2	3
Benefits paid	(1)	—
Fair value of plan assets at end of year	$26	$25
Funded status at end of year	$(14)	$(10)
Amounts recognized on balance sheets:
Long-term liabilities	$(14)	$(10)
Amounts recognized in accumulated other comprehensive income:
Net loss	$8	$3
Accumulated benefit obligation at end of year	35	30
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$40	$35
Accumulated benefit obligation	35	30
Fair value of plan assets	26	25
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.50%	5.25%
Rate of compensation increase	4.50%	4.5% to 5.0%
Expense components and other amounts recognized in other comprehensive (income) loss:
Expense components:

	Years Ended December 31,
(in millions)	2011	2010	2009
Service cost	$1	$1	$1
Interest cost	2	2	2
Expected return on plan assets	(2)	(2)	(1)
Total expense	$1	$1	$2

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
(in millions)	2011	2010	2009
Net loss (gain)	$5	$1	$(3)
Total in other comprehensive (income) loss	$5	$1	$(3)
Total in expense and other comprehensive (income) loss	$6	$2	$(1)
The estimated amortization amount expected to be reclassified from other comprehensive (income) loss for 2012 is $0.5 million for net loss.
The following are weighted-average assumptions used to determine expenses:

	Years Ended December 31,
	2011	2010	2009
Discount rate	5.25%	6.00%	6.25%
Rate of compensation increase	4.5% to 5.0%	4.5% to 5.0%	5.0%
Expected long-term return on plan assets	7.5%	7.5%	7.5%
The following are benefit payments, which reflect expected future service, expected to be paid:

Years Ending December 31, (in millions)
2012	$2
2013	2
2014	2
2015	2
2016	3
2017-2021	14
Postretirement Benefits Other Than Pensions
Homer City's non-union employees retiring at or after age 55 with at least ten years of service may be eligible for postretirement medical, dental, and vision coverage. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's hire date. The expected contributions (all by the employer) for the postretirement benefits other than pensions are $1.1 million for the year ended December 31, 2012.

Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
(in millions)	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$33	$27
Service cost	1	1
Interest cost	2	2
Actuarial loss	—	4
Benefits paid	(1)	(1)
Benefit obligation at end of year	$35	$33
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(35)	$(33)
Amounts recognized on balance sheets:
Long-term liabilities	$(35)	$(33)
Amounts recognized in accumulated other comprehensive income:
Prior service credit	$(1)	$(2)
Net loss	7	8
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.75%	5.5%
Assumed health care cost trend rates:
Rate assumed for following year	9.50%	9.75%
Ultimate rate	5.25%	5.5%
Year ultimate rate reached	2019	2019
Expense components and other amounts recognized in other comprehensive (income) loss:
Expense components:

	Years Ended December 31,
(in millions)	2011	2010	2009
Service cost	$1	$1	$1
Interest cost	2	1	1
Total expense	$3	$2	$2

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
(in millions)	2011	2010	2009
Net loss (gain)	$—	$5	$(2)
Total in other comprehensive (income) loss	$—	$5	$(2)
Total in expense and other comprehensive (income) loss	$3	$7	$—
The estimated amortization amounts expected to be reclassified from other comprehensive loss for 2012 are $0.4 million for net loss and $(0.2) million for prior service credit.
The following are weighted-average assumptions used to determine expense:

	Years Ended December 31,
	2011	2010	2009
Discount rate	5.50%	6.00%	6.25%
Assumed health care cost trend rates:
Current year	9.75%	8.25%	8.75%
Ultimate rate	5.5%	5.5%	5.5%
Year ultimate rate reached	2019	2016	2016
Increasing the health care cost trend rate by one percentage point would increase the accumulated benefit obligation as of December 31, 2011, by $5 million and annual aggregate service and interest costs by $0.3 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated benefit obligation as of December 31, 2011, by $4.4 million and annual aggregate service and interest costs by $0.3 million.
The following benefit payments are expected to be paid:

Years Ending December 31, (in millions)	Before Subsidy[1]	Net
2012	$1	$1
2013	1	1
2014	1	1
2015	2	2
2016	2	2
2017-2021	11	10

[1]	Medicare Part D prescription drug benefits.
Discount Rate
The discount rate enables Homer City to state expected future cash flows at a present value on the measurement date. Homer City selects its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows, matching the timing and amount of expected benefit payments. Two corporate yield curves were considered, Citigroup and AON-Hewitt.
Plan Assets
Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. Target allocations for pension plan assets are 30% for U.S. equities, 16% for non-U.S. equities, 35% for fixed income, 15% for opportunistic and/or alternative investments and 4% for other investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan, asset class and individual manager performance is measured against targets. Edison International also monitors the stability of its investment managers' organizations.
Allowable investment types include:

•	United States Equities: Common and preferred stocks of large, medium, and small companies which are predominantly United States-based.

•	Non-United States Equities: Equity securities issued by companies domiciled outside the United States and in depository receipts which represent ownership of securities of non-United States companies.

•
Fixed Income: Fixed income securities issued or guaranteed by the United States government, non-United States governments, government agencies and instrumentalities including municipal bonds, mortgage backed securities and corporate debt obligations. A portion of the fixed income positions may be held in debt securities that are below investment grade.

Opportunistic, Alternative and Other Investments:

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
Capital Markets Return Forecasts
Our capital markets return forecast methodologies primarily use a combination of historical market data, current market conditions, proprietary forecasting expertise, complex models to develop asset class return forecasts and a building block approach. The forecasts are developed using variables such as real risk-free interest, inflation, and asset class specific risk premiums. For equities, the risk premium is based on an assumed average equity risk premium of 6% over cash. The forecasted return on private equity and opportunistic investments are estimated at a 3% premium above public equity, reflecting a premium for higher volatility and liquidity. For fixed income, the risk premium is based off of a comprehensive modeling of credit spreads.
Fair Value of Plan Assets
The plan assets for Homer City pension are included in the Southern California Edison Company Retirement Plan Trust (Master Trust) assets which include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. Common/collective funds are valued at the net asset value (NAV) of shares held. Although common/collective funds are determined by observable prices, they are classified as Level 2 because they trade in markets that are less active and transparent. The fair value of the underlying investments in equity mutual funds and equity common/collective funds are based upon stock-exchange prices. The fair value of the underlying investments in fixed-income common/collective funds, fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. One of the partnerships is classified as Level 2 since this investment can be readily redeemed at NAV and the underlying investments are liquid publicly traded fixed-income securities which have observable prices. The remaining partnerships/joint ventures are classified as Level 3 because fair value is determined primarily based upon management estimates of future cash flows. Other investment entities are valued similarly to common collective funds and are therefore classified as Level 2. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable at NAV and classified as Level 2 and are discussed further at footnote 7 to the pension plan master trust investments table below.
Edison International reviews the process/procedures of both the pricing services and the trustee to gain an understanding of the inputs/assumptions and valuation techniques used to price each asset type/class. For further discussion see Note 3—Fair Value Measurements.
Pension Plan
The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2011 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Corporate stocks[1]	$642	$—	$—	$642
Partnerships/joint ventures[2]	—	140	448	588
Common/collective funds[3]	—	582	—	582
Corporate bonds[4]	—	497	—	497
U.S. government and agency securities[5]	104	351	—	455
Other investment entities[6]	—	247	—	247
Registered investment companies[7]	79	29	—	108
Interest-bearing cash	5	—	—	5
Other	(1)	69	—	68
Total	$829	$1,915	$448	$3,192
Receivables and payables, net				(39)
Net plan assets available for benefits				3,153
Homer City's share of net plan assets				$26
The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2010 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Corporate stocks[1]	$786	$—	$—	$786
Partnerships/joint ventures[2]	—	155	345	500
Common/collective funds[3]	—	600	—	600
Corporate bonds[4]	—	555	—	555
U.S. government and agency securities[5]	84	316	—	400
Other investment entities[6]	—	236	—	236
Registered investment companies[7]	84	92	—	176
Interest-bearing cash	5	—	—	5
Other	2	30	—	32
Total	$961	$1,984	$345	$3,290
Receivables and payables, net				(55)
Net plan assets available for benefits				3,235
Homer City's share of net plan assets				$25

[1]
Corporate stocks are diversified. For 2011 and 2010, respectively, performance is primarily benchmarked against the Russell Indexes (60% and 63%) and Morgan Stanley Capital International (MSCI) index (40% and 37%).

[2]
Partnerships/joint venture Level 2 investments consist primarily of a partnership which invests in publicly traded fixed income securities, primarily from the banking and finance industry and U.S. government agencies. At December 31, 2011 and 2010, respectively, approximately 55% and 60% of the Level 3 partnerships are invested in (1) asset backed securities, including distressed mortgages and (2) commercial and residential loans and debt and equity of banks. The remaining Level 3 partnerships are invested in small private equity and venture capital funds. Investment strategies for these funds include branded consumer products, early stage technology, California geographic focus, and diversified US and non-US fund-of-funds.

[3]
At December 31, 2011 and 2010, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's (S&P 500) Index (29% and 29%), Russell 200 and Russell 1000 indexes (27% and 28%) and the MSCI Europe, Australasia and Far East (EAFE) Index (10% and 11%). A non-index U.S. equity fund representing 23% of this category for both 2011 and 2010 is actively managed. Another fund representing 8% of this category for both 2011 and 2010 is a global asset allocation fund.

[4]
Corporate bonds are diversified. At December 31, 2011 and 2010, respectively, this category includes $53 million and $65 million for collateralized mortgage obligations and other asset backed securities of which $10 million and $17 million are below investment grade.

[5]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

[6]
Other investment entities were primarily invested in (1) emerging market equity securities, (2) a hedge fund that invests through liquid instruments in a global diversified portfolio of equity, fixed income, interest rate, foreign currency and commodities markets, and (3) domestic mortgage backed securities.

[7]
Level 1 of registered investment companies consisted of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index. Level 2 primarily consisted of short-term, emerging market, high yield bond funds and government inflation-indexed bonds.

At both December 31, 2011 and 2010, approximately 69% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
The following table sets forth a summary of changes in the fair value of Level 3 investments for 2011 and 2010:

(in millions)	2011	2010
Fair value, net at beginning of period	$345	$240
Actual return on plan assets:
Relating to assets still held at end of period	6	42
Relating to assets sold during the period	22	24
Purchases	130	108
Dispositions	(55)	(69)
Transfers in and /or out of Level 3	—	—
Fair value, net at end of period	$448	$345

Note 8. Commitments and Contingencies
Lease Commitments
Homer City has a lease financing with respect to its facilities, which is described in more detail below. Homer City also has operating leases in place relating mainly to tractors and trucks.

At December 31, 2011, the future operating and lease financing commitments were as follows:

Years Ending December 31, (in millions)	Operating Leases	Lease Financing
2012	$1	$160
2013	1	149
2014	—	138
2015	—	107
2016	—	89
Thereafter	—	1,171
Total future commitments	$2	$1,814
Amount representing interest		808
Net commitments		$1,006
Operating lease expense amounted to $1 million for each year ended December 31, 2011, 2010 and 2009.
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
Under the participation agreements entered into as part of the sale-leaseback transaction, Homer City's ability to enter into specified transactions and to engage in specified business activities, including financing and investment activities, is subject to significant restrictions. These restrictions could affect, and in some cases significantly limit or prohibit, its ability to, among other things, merge, consolidate or sell its assets, create liens on its properties or assets, enter into non-permitted trading activities, enter into transactions with its affiliates, incur indebtedness, create, incur, assume or suffer to exist guarantees or contingent obligations, make restricted payments to its partners, make capital expenditures, own subsidiaries, liquidate or dissolve, engage in non-permitted business activities, sublease its leasehold interests in the facilities or make improvements to the facilities. Accordingly, Homer City's liquidity is substantially based on its ability to generate cash flow from operations. For additional discussion regarding potential impact to the lease agreements, see Note 1—Summary of Significant Accounting Policies—Substantial Doubt that Homer City will Continue as a Going Concern.
Under the sale-leaseback documents, Homer City rent payments are comprised of two components, senior rent and equity rent. Senior rent is used exclusively for debt service to secured lease obligation bondholders, while equity rent is paid to the owner-lessors. In order to pay equity rent, among other requirements, Homer City must meet historical and projected senior rent service coverage ratios of 1.7 to 1 (subject to reduction to 1.3 to 1 under certain circumstances). The senior rent service coverage ratio of 1.18 to 1 for the 12 months ended December 31, 2011 was below the covenant threshold and Homer City also did not meet the threshold for the prospective two 12-month periods, which currently precludes Homer City from making distributions, including repayment of certain intercompany loans and from paying the equity portion of the rent payment. A failure to pay equity rent does not entitle the owner-lessors to foreclose upon Homer City's leasehold interest, but it does result in the suspension of Homer City's ability to make permitted distributions. Moreover, Homer City would be permanently restricted in its ability to make permitted distributions if a failure to pay equity rent when due was not cured within nine months, or even if cured, occurred more than one additional time during the term of the lease. Homer City is not subject to any minimum historical and projected senior rent service coverage ratios except as conditions to distributions and equity rent payments. Also, failure by Homer City to pay equity rent when due in April 2012 could trigger termination of the $48 million senior rent reserve letter of credit. Homer City would then be required to fund the senior rent reserve, and failure to do so could entitle counterparties to seek available remedies under the sale-leaseback documents, including termination or foreclosure upon the leasehold interest.
Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. Homer City had $20 million included in restricted deposits at each of December 31, 2011 and 2010 related to these reserve accounts.
Other Commitments
Certain other minimum commitments are estimated as follows:

(in millions)	2012	2013	2014
Fuel supply contracts	$214	$53	$—
Capital expenditures	7	—	—
Coal cleaning agreement	6	—	—
Other contractual obligations	3	4	4
	$230	$57	$4
Fuel Supply Contracts
At December 31, 2011, Homer City had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. The contracts require Homer City to purchase a minimum quantity over the term of the contracts, with an option at Homer City's discretion to purchase additional amounts as stated in the agreements.
Capital Commitments
At December 31, 2011, Homer City plans to finance firm commitments for capital expenditures with cash generated from operations.
Coal Cleaning Agreement
Homer City entered into a coal cleaning agreement with Homer City Coal Processing Corporation to operate and maintain a coal cleaning plant owned by Homer City. The agreement expires on December 31, 2012.
Other Contractual Obligations
At December 31, 2011, Homer City had contractual commitments for the purchase of limestone.
Interconnection Agreement
Homer City is a party to an interconnection agreement with New York State Electric & Gas Corporation (NYSEG) and Pennsylvania Electric Company (Penelec) to provide interconnection services necessary to interconnect the Homer City plant with NYSEG's and Penelec's transmission systems. Unless terminated earlier in accordance with specified terms, the interconnection agreement will terminate on a date mutually agreed to by Homer City, NYSEG and Penelec. The termination date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend the interconnection services (but not the expiration of the agreement) to modifications, additions or upgrades to, or repowering of the Homer City units. Homer City is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG's or Penelec's interconnection facilities or transmission systems in connection with any modification, addition or upgrade to, or repowering of the Homer City units.
Guarantees and Indemnities
Environmental Indemnity Related to the Homer City Plant
In connection with the acquisition of the Homer City plant, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. Edison Mission Energy (EME) guaranteed this obligation of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City plant, Homer City agreed to indemnify the owner-lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnity provisions, they are not subject to a maximum potential liability and do not have expiration dates. Homer City has not recorded a liability related to this indemnity. For a discussion of the New Source Review lawsuit filed against Homer City, see "—Contingencies—New Source Review and Other Litigation."

Indemnities Provided under Sale-Leaseback Agreement
In connection with the sale-leaseback transaction related to the Homer City plant, Homer City and its indirect parent, EME, entered into tax indemnity agreements. Under certain of these tax indemnity agreements, Homer City, as the lessee in the sale-leaseback transaction agreed to indemnify the respective owner-lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Homer City cannot determine a range of estimated obligation which would be triggered by a valid claim from the owner-lessors. Homer City has not recorded a liability related for these matters.
EME agreed to indemnify the owner-lessors in the sale-leaseback transaction related to the Homer City plant for certain negative federal income tax consequences should the rent payments be "levelized" for tax purposes and for potential foreign tax credit losses in the event that the owner-lessor's debt is characterized as recourse, rather than nonrecourse. This indemnity covers a limited range of possible tax consequences that are unrelated to performance under the lease.
Other Indemnities
Homer City provides other indemnifications through contracts entered into in the normal course of business. Homer City's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Homer City may have recourse against third parties. Homer City cannot determine a range of estimates and has not recorded a liability related to these indemnities.
Contingencies
In addition to the matters disclosed in these notes, Homer City is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Homer City believes the outcome of these other proceedings, individually and in the aggregate, will not materially affect its results of operations or liquidity.
New Source Review and Other Litigation
In January 2011, the US EPA filed a complaint in the Western District of Pennsylvania against Homer City, the sale-leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleged violations of the PSD and Title V provisions of the CAA, as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet BACT into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint called for an injunction ordering Homer City to install controls sufficient to meet BACT emission rates at all units subject to the complaint and for other remedies. The PADEP (Pennsylvania Department of Environmental Protection), the State of New York and the State of New Jersey intervened in the lawsuit. In October 2011, all of the claims in the US EPA's lawsuit were dismissed with prejudice. An appeal of the dismissal is pending before the Third Circuit Court of Appeals.
Also in January 2011, two residents filed a complaint in the Western District of Pennsylvania, on behalf of themselves and all others similarly situated, against Homer City, the sale-leaseback owner participants of the Homer City plant, two prior owners of the Homer City plant, EME, and Edison International, claiming that emissions from the Homer City plant had adversely affected their health and property values. The plaintiffs sought to have their suit certified as a class action and requested injunctive relief, the funding of a health assessment study and medical monitoring, as well as compensatory and punitive damages. In October 2011, the claims in the purported class action lawsuit that were based on the federal CAA were dismissed with prejudice, while state law statutory and common law claims were dismissed without prejudice to re-file in state court should the plaintiffs choose to do so. Homer City does not know whether the plaintiffs will file a complaint in state court.
In February 2012, Homer City received a 60-day Notice of Intent to Sue indicating the Sierra Club’s intent to file a citizen lawsuit alleging violations of emissions standards and limitations under the CAA and the Pennsylvania Air Pollution Control Act.
Adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of Homer City. Homer City cannot predict the outcome of these matters or estimate the impact on the Homer City plant, or its results of operations, financial position or cash flows. Homer City has not recorded a liability for this matter.
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

Note 9. Environmental Developments
Environmental Issues and Capital Resource Limitations
Homer City has begun work on designing SO2 and particulate emissions control equipment for Units 1 and 2 and preparing the site for their installation. The estimated cost of installing SO2 and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. In order for this emissions control equipment to be operational by early 2014, which is the expected deadline under the currently applicable Federal environmental regulations, the construction process would need to begin in the second quarter of 2012. A contractor for engineering, procurement and construction services has been selected to install and construct the emissions control equipment for the Homer City plant. However, construction of these improvements is dependent upon funding from the owner-lessors or third parties. For additional information, see Note 1—Summary of Significant Accounting Policies—Substantial Doubt that Homer City will Continue as a Going Concern.
Greenhouse Gas Regulation
There have been a number of federal and state legislative and regulatory initiatives to reduce greenhouse gas (GHG) emissions. Any climate change regulation or other legal obligation that would require substantial reductions in GHG emissions or that would impose additional costs or charges for the GHG emissions could significantly increase the cost of generating electricity from fossil fuels, and especially from coal-fired plants, which could adversely affect Homer City's business.
Significant developments include the following:

•
In June 2010, the US EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule." This regulation generally subjects newly constructed sources of GHG emissions and newly modified existing major sources to the PSD air permitting program (and later, to the Title V permitting program), beginning in January 2011. The current program, which applies to only new or newly modified sources, is not expected to have an immediate effect on the Homer City plant. However, regulation of GHG emissions pursuant to this program could affect efforts to modify the Homer City plant in the future, and could subject new capital projects to additional permitting and emissions control requirements that could delay such projects. A challenge to the GHG tailoring rule (along with other GHG regulations and determinations issued by the US EPA) is pending before the U.S. Court of Appeals for the D.C. Circuit.

•
Under a December 2010 settlement agreement, the US EPA was to propose performance standards for GHG emissions from new and modified power plants and emissions guidelines for existing power plants. Proposed GHG emissions limits for new power plants were released by the US EPA on March 27, 2012. The status of the US EPA's efforts to develop GHG emissions performance standards for existing plants that are modified, and emissions guidelines for unmodified existing power plants (which would trigger a requirement for states to revise their SIPs) is unknown.

•
In June 2011, the U.S. Supreme Court dismissed public nuisance claims against five power companies, ruling that the CAA and the US EPA actions the CAA authorizes displace federal common law nuisance claims that might arise from the emission of greenhouse gases. The court also affirmed the Second Circuit's determination that at least some of the plaintiffs had standing to bring the case. The court did not address whether the CAA also preempts state law claims arising from the same circumstances.

•
An appeal before the Ninth Circuit of a federal district order dismissing a case against EME's parent company, Edison International, and other defendants, had been deferred pending the U.S. Supreme Court's ruling described above. In the case, which was brought by the Alaskan Native Village of Kivalina, the plaintiffs seek damages of up to $400 million for the cost of relocating the village, which they claim is no longer protected from storms because the Arctic sea ice has melted as the result of climate change. The stay of the appeal has been lifted and argument before the Ninth Circuit was held in November 2011.

•
In May 2011, private citizens filed a purported class action complaint in the United States District Court for the Southern District of Mississippi, naming a large number of defendants, including Homer City's parent company EME. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleged causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit were nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed. In March 2012, the United States District Court dismissed all of the plaintiffs' claims. Homer City does not know whether the plaintiffs will appeal this ruling.

Cross-State Air Pollution Rule
On July 6, 2011, the US EPA adopted the Cross-State Air Pollution Rule (CSAPR). CSAPR establishes emissions reductions for annual sulfur dioxide (SO2) emissions and annual and ozone season nitrogen oxide (NOx) emissions in two phases: a first phase originally scheduled to be effective January 1, 2012 and, in most states subject to the program (including Pennsylvania), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.
In December 2011, the United States Court of Appeals for the District of Columbia granted a stay of CSAPR pending completion of its review of the rule's validity. Oral argument is scheduled for April 13, 2012, and a court decision is expected during the third quarter of 2012. The court directed the US EPA to continue administering the CAIR until its review is completed.
Hazardous Air Pollutant Regulations
In December 2011, the US EPA announced the Mercury and Air Toxics Standards (MATS) rule, limiting emissions of hazardous air pollutants (HAPs) from coal- and oil-fired electrical generating units. The rule was published in the Federal Register on February 16, 2012, and becomes effective on April 16, 2012. Homer City does not expect that these standards will require Homer City to make additional capital expenditures beyond those that would be required for compliance with CSAPR Phase II.
Coal Combustion Wastes
US EPA regulations currently classify coal ash and other coal combustion residuals as solid wastes that are exempt from hazardous waste requirements. In June 2010, the US EPA published proposed regulations relating to coal combustion residuals that could result in their reclassification. Two different proposed approaches are under consideration.
The first approach, under which the US EPA would list these residuals as special wastes subject to regulation as hazardous wastes, could require Homer City to incur additional capital and operating costs The second approach, under which the US EPA would regulate these residuals as nonhazardous wastes, would establish minimum technical standards for units that are used for the disposal of coal combustion residuals, but would allow procedural and enforcement mechanisms (such as permit requirements) to be exclusively a matter of state law. Many of the proposed technical standards are similar under both proposed options (for example, surface impoundments may need to be retrofitted, depending on which standard is finally adopted), but the second approach is not expected to require the retrofitting of landfills used for the disposal of coal combustion residuals.

Note 10. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consisted of the following:

(in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$38	$(2)	$36
Change for 2010	(35)	(3)	(38)
Balance at December 31, 2010	3	(5)	(2)
Change for 2011	(6)	(8)	(14)
Balance at December 31, 2011	$(3)	$(13)	$(16)

[1]	For further detail, see Note 7—Compensation and Benefit Plans.
Unrealized losses on cash flow hedges, net of tax, at December 31, 2011, consist of futures and forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are higher than Homer City's contract prices. Approximately $1 million of unrealized gains on cash flow hedges are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through May 31, 2014.

Note 11. Supplemental Cash Flows Information

	Years Ended December 31,
(in millions)	2011	2010	2009
Cash paid
Interest	$83	$130	$127
Income taxes	1	—	9
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with affiliate	$1	$32	$118
Non-cash activities from accrued capital expenditures	1	—	—

Note 12. Asset Impairments and Other Charges
Homer City recorded a $478 million charge related to asset impairments at the Homer City plant for the fourth quarter of 2011. Homer City failed to obtain sufficient interest from market participants to fund the capital improvements during the process undertaken in the fourth quarter of 2011, and Homer City is currently engaged in discussions with the owner-lessors regarding the potential for such funding. Homer City expects that the outcome of any such discussions, if successful in providing funding for the Homer City plant, will likely result in Homer City's loss of substantially all beneficial economic interest in and material control of the Homer City plant. Failure to resolve the source of funding of necessary capital expenditures for the Homer City plant could result in Homer City's default under the lease agreements giving rise to remedies for the owner-lessors and secured lease obligation bondholders, which could include foreclosing on the leased assets, the general partner of Homer City, or both. In connection with the preparation of its year-end financial statements, Homer City concluded that these events, combined with the current and projected financial condition of Homer City, were indicators of impairment. The long-lived asset group subject to the impairment evaluation was determined to include Homer City's property, plant and equipment. Homer City concluded that the future undiscounted cash flows were insufficient to recover the carrying amount of the asset group. To measure the amount of impairment loss, the income approach was considered the most relevant and resulted in a fair value of $1,085 million. Discounted cash flow analysis based on estimates of future energy, capacity and coal prices and operations and maintenance costs along with the estimated costs of constructing the environmental control equipment was the technique utilized to determine fair value.
Homer City also recorded charges of $15 million, $5 million and $3 million in 2011, 2010 and 2009, respectively, primarily related to the retirement of equipment replaced during overhauls.
Fair Value
The fair value of the long-lived asset group as determined using the discounted cash flow models discussed above qualified as Level 3 in the fair value hierarchy.

Note 13. Related Party Transactions
EMMT Agreements
Homer City has entered into a master purchase, sale and services agreement with EMMT, pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) electric energy and capacity; (ii) fuel oil; and (iii) emission allowances. Homer City compensates EMMT with respect to these transactions and reimburses EMMT for brokers fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing. The net fees earned by EMMT were less than $1 million for each of the years ended December 31, 2011, 2010 and 2009. EMMT prepays Homer City in advance for the full month's expected power generation. As a result of the accelerated payments, Homer City had liabilities to EMMT of $38 million and $45 million at December 31, 2011 and 2010, respectively, for products paid for by EMMT but not yet delivered by Homer City.
Homer City entered into several transactions through EMMT for the purchase or sale of SO2 and NOx allowances. All transactions were completed at the market price on the date of the transaction. Homer City received (paid) $0.4 million, $(5) million and $1 million during 2011, 2010 and 2009, respectively, for net sales (purchases) of SO2 and NOx allowances.
Affiliate Financing
Homer City obtained financing from Edison Mission Finance in connection with its acquisition of the Homer City plant. For further discussion, see Note 4—Long-Term Debt.
Services Agreements with EME and Edison International
Certain administrative services such as payroll, employee benefit programs, insurance, and information technology are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Homer City, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Homer City participates in a common payroll and benefit program with all Edison International employees. In addition, Homer City is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the partnership. Homer City believes the allocation methodologies are reasonable. Homer City made reimbursements for the cost of these programs and other services totaling $6 million, $8 million and $9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Homer City had a net payable of $0.3 million and $1 million at December 31, 2011 and 2010, respectively, related to these agreements.
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
Management and Administration Agreement with Midwest Generation EME, LLC
Homer City and Midwest Generation EME entered into a management and administration agreement pursuant to which Midwest Generation EME charges Homer City for management and administrative services. Actual costs billable under this agreement for each of the years ended December 31, 2011, 2010 and 2009 were $2 million. Homer City had a payable of $0.3 million and $0.2 million at December 31, 2011 and 2010, respectively, due to Midwest Generation EME related to this agreement.

Note 14. Quarterly Financial Data (unaudited)

(in millions)	First	Second	Third	Fourth		Total
2011
Operating revenues	$115	$137	$158	$117		$527
Operating income (loss)	(3)	(8)	38	(473)	[1]	(446)
Provision (benefit) for income taxes	(14)	(15)	3	144	[2]	118
Net income (loss)	(20)	(23)	5	(648)	[1]	(686)
2010
Operating revenues	$175	$129	$173	$159		$636
Operating income	50	12	60	43		165
Provision (benefit) for income taxes	7	(8)	11	1		11
Net income (loss)	11	(12)	17	11		27

[1]	Reflects a $478 million pre-tax ($295 million, after tax) impairment charge. For more information, see Note 12—Asset Impairments and Other Charges.

[2]	Reflects the impact of a valuation allowance on Homer City's deferred tax asset position. For more information, see Note 6—Income Taxes.

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
INDEPENDENT ACCOUNTANT FEES
The following table sets forth the aggregate fees billed to Homer City for the fiscal years ended December 31, 2011 and December 31, 2010, by PricewaterhouseCoopers LLP:

	EME Homer City Generation L.P.
(in thousands)	2011	2010
Audit fees	$400	$400
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
The Edison International Audit Committee reviews with management and pre-approves all audit services to be performed by the independent accountants and all non-audit services that are not prohibited and that require pre-approval under the Securities Exchange Act. The Edison International Audit Committee's pre-approval responsibilities may be delegated to one or more Edison International Audit Committee members, provided that such delegate(s) presents any pre-approval decisions to the Edison International Audit Committee at its next meeting. The Committee has delegated such pre-approval responsibilities to the Committee Chair. All services performed by the independent accountants followed the above-referenced procedures and have been approved by the Edison International Audit Committee.

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
101**
Financial statements from the annual report on Form 10-K of EME Homer City Generation L.P. for the year ended December 31, 2011, filed on February 29, 2012, formatted in XBRL: (i) the Statements of Operations, (ii) the Statements of Comprehensive Income (Loss), (iii) the Balance Sheets, (iv) the Statements of Partners' Equity, (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements tagged as blocks of text.

*	Filed herewith.

**	Furnished, not filed, pursuant to Rule 406T of SEC Regulation S-T.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ Maria Rigatti
Maria Rigatti Director and Vice President

Date:	March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas R. McFarlan
Douglas R. McFarlan	Director and President (Principal Executive Officer)	March 28, 2012

/s/ Maria Rigatti
Maria Rigatti	Director and Vice President (Principal Financial Officer)	March 28, 2012

/s/ Aaron Moss
Aaron Moss	Vice President and Controller (Controller or Principal Accounting Officer)	March 28, 2012

/s/ Daniel D. McDevitt
Daniel D. McDevitt	Director and Vice President	March 28, 2012