Form 10-Q
period 2012-03-31
EME HOMER CITY GENERATION LP
filed 2012-05-02
CIK 1099534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
_______________________

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
Number of shares outstanding of the registrant's ownership interests as of May 2, 2012: Not applicable.

i

ii

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CO2	carbon dioxide
CSAPR	Cross-State Air Pollution Rule
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FERC	Federal Energy Regulatory Commission
GAAP	United States generally accepted accounting principles
GECC	General Electric Capital Corporation
GHG	greenhouse gas
GWh	gigawatt-hours
Homer City	EME Homer City Generation L.P.
ISO(s)	independent system operator(s)
MATS	Mercury and Air Toxics Standards
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standard(s)
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NSR	New Source Review
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SCR	selective catalytic reduction
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
Transport Rule	Clean Air Transport Rule
US EPA	United States Environmental Protection Agency

iii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Revenues from Marketing Affiliate	$98	$115
Operating Expenses
Fuel	84	52
Plant operations	19	47
Depreciation and amortization	13	17
Administrative and general	1	2
Total operating expenses	117	118
Operating loss	(19)	(3)
Other Income (Expense)
Interest expense	(30)	(31)
Loss before income taxes	(49)	(34)
Benefit for income taxes	—	(14)
Net Loss	$(49)	$(20)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE LOSS
(in millions, unaudited)

	Three Months Ended March 31,
	2012	2011
Net Loss	$(49)	$(20)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains arising during period, net of income tax expense of $0 and $1 for the three months ended March 31, 2012 and 2011, respectively	—	4
Reclassification adjustments included in net loss, net of income tax benefit of $0 and $2 for the three months ended March 31, 2012 and 2011, respectively	—	(3)
Other comprehensive income, net of tax	—	1
Comprehensive Loss	$(49)	$(19)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS
(in millions, unaudited)

	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$84	$84
Due from affiliates	—	1
Inventory	62	105
Derivative assets	—	1
Emission allowances	19	19
Other current assets	3	3
Total current assets	168	213
Property, Plant and Equipment, less accumulated depreciation of $13 and none at respective dates	1,083	1,085
Restricted deposits	27	27
Long-term emission allowances	9	16
Other long-term assets	5	5
Total Assets	$1,292	$1,346
Liabilities and Partners' Deficit
Current Liabilities
Accounts payable	$10	$21
Accrued liabilities	10	9
Due to affiliates	17	42
Interest payable	39	20
Interest payable to affiliate	—	49
Current portion of lease financing	84	84
Total current liabilities	160	225
Long-term debt to affiliate	490	490
Interest payable to affiliate	59	—
Lease financing, net of current portion	922	922
Benefit plans and other long-term liabilities	61	60
Long-term derivative liabilities	3	3
Total Liabilities	1,695	1,700
Commitments and Contingencies (Notes 6 and 7)
Partners' Deficit	(403)	(354)
Total Liabilities and Partners' Deficit	$1,292	$1,346

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
(in millions, unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Deficit
Balance at December 31, 2011	$(355)	$1	$(354)
Net loss	(49)	—	(49)
Balance at March 31, 2012	$(404)	$1	$(403)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(49)	$(20)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	13	17
Decrease in due to affiliates	(24)	(32)
Decrease (increase) in inventory	43	(6)
Decrease (increase) in other assets	7	(1)
Increase (decrease) in accounts payable and other current liabilities	(12)	21
Increase in interest payable	29	31
Increase in other liabilities	—	1
Increase in derivative assets and liabilities	—	(3)
Net cash provided by operating activities	7	8
Cash Flows From Financing Activities
Borrowings on long-term debt to affiliate	—	10
Net cash provided by financing activities	—	10
Cash Flows From Investing Activities
Capital expenditures	(7)	(3)
Net cash used in investing activities	(7)	(3)
Net increase in cash and cash equivalents	—	15
Cash and cash equivalents at beginning of period	84	132
Cash and cash equivalents at end of period	$84	$147

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Basis of Presentation
EME Homer City Generation L.P.'s (Homer City's) significant accounting policies were described in "Note 1—Summary of Significant Accounting Policies" on page 39 of Homer City's annual report on Form 10-K for the year ended December 31, 2011. Homer City follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2012, as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with such financial statements and notes.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.
The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
The accompanying financial statements have been prepared assuming that Homer City will continue as a going concern. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these financial statements. Homer City's liquidity has continued to deteriorate during the first quarter of 2012. Absent a working capital loan or other infusion of cash, Homer City is not expected to have sufficient cash flow to meet its operating expenses and other obligations either in the near term or during 2012, including the rent payment due on October 1, 2012. This may require Homer City to temporarily suspend plant operations until sufficient working capital is obtained. It is unlikely that Homer City will continue as a going concern throughout 2012. For additional information, see Note 6—Commitments and Contingencies—Homer City Lease and Environmental Project.
Homer City has been engaged in discussions with the owner-lessors through General Electric Capital Corporation (GECC), beneficial owner of a majority of the owner-participants, regarding the funding of capital improvements at the Homer City plant and transfer to an affiliate of GECC of the economic benefit and majority ownership of all the operating assets of Homer City. On March 29, 2012, Homer City and GECC entered into an Implementation Agreement (the Agreement) with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and is in the process of executing related agreements for the construction of environmental improvements. GECC will have discretion over all decisions related to such agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The Agreement also requires Homer City, at the request of GECC, to enter into one or more implementation transactions, as defined in the Agreement, for the divestiture of its leasehold interest in the Homer City plant (and, under certain circumstances, related assets and liabilities as specified) and to assist GECC in obtaining certain third-party consents or waivers. Homer City and GECC also agreed to enter into a transition services agreement in connection with any implementation transaction. There is no assurance that Homer City and GECC will actually consummate a divestiture transaction as contemplated by the Agreement. For additional information, see Note 6—Commitments and Contingencies—Homer City Lease and Environmental Project.
On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result, the income or loss attributable to Homer City is allocated to the individual partners and Homer City's deferred tax assets of $344 million and the valuation allowance of the same amount were eliminated. Effective January 1, 2012, no recognition will be given to income taxes in Homer City's financial statements.
Cash Equivalents
Cash equivalents included money market funds totaling $5 million and $28 million at March 31, 2012 and December 31, 2011, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.

Inventory
Inventory is stated at the lower of weighted-average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Inventory consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
Coal, fuel oil and other raw materials	$24	$68
Spare parts, materials and supplies	38	37
Total inventory	$62	$105
New Accounting Guidance
Accounting Guidance Adopted in 2012
Fair Value Measurement
In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update modifying the fair value measurement and disclosure guidance. This guidance prohibits grouping of financial instruments for purposes of fair value measurement and requires the value be based on the individual security. This amendment also results in new disclosures primarily related to Level 3 measurements including quantitative disclosure about unobservable inputs and assumptions, a description of the valuation processes and a narrative description of the sensitivity of the fair value to changes in unobservable inputs. Homer City adopted this guidance effective January 1, 2012. For further information, see Note 2—Fair Value Measurements.
Presentation of Comprehensive Income
In June 2011 and December 2011, the FASB issued accounting standards updates on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. Homer City adopted this guidance effective January 1, 2012. The adoption of these accounting standards updates did not change the items that constitute net income and other comprehensive income.
Accounting Guidance Not Yet Adopted
Offsetting Assets and Liabilities
In December 2011, the FASB issued an accounting standards update modifying the disclosure requirements about the nature of an entity's rights of offsetting assets and liabilities in the statement of financial position under master netting agreements and related arrangements associated with financial and derivative instruments. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions and narrative descriptions of setoff rights. Homer City will adopt this guidance effective January 1, 2013.

Note 2. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which was not material as of March 31, 2012 and December 31, 2011.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to derive fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following presents assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

(in millions)	March 31, 2012
Level 1 assets - money market funds[1]	$5
Level 2 liabilities - electricity contracts	$3

(in millions)	December 31, 2011
Level 1 assets - money market funds[1]	$28
Level 2 assets - electricity contracts	$1
Level 2 liabilities - electricity contracts	$3

[1]	Money market funds are included in cash and cash equivalents on Homer City's balance sheets.
The fair value of transfers in and out of each level is determined at the end of each reporting period. There were no transfers between Levels 1 and 2 during the three months ended March 31, 2012 and 2011.
Valuation Techniques used to Determine Fair Value
Level 1
The fair value of Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded derivatives and money market funds.
Level 2
The fair value of Level 2 assets and liabilities is determined using quoted prices for similar assets and liabilities in active markets and inputs that are observable either directly or indirectly for substantially the full term of the instrument. This level includes over-the-counter derivatives.
Over-the-counter derivative contracts are valued using standard pricing models to determine the net present value of estimated future cash flows. Inputs to the pricing models include forward published or posted clearing prices from exchanges (New York Mercantile Exchange and Intercontinental Exchange) for similar instruments and discount rates. A primary price source that best represents trade activity for each market is used to develop observable forward market prices in determining the fair value of these positions. Broker quotes, prices from exchanges or comparison to executed trades are used to validate and corroborate the primary price source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity.
Level 3
The fair value of Level 3 assets and liabilities is determined using models and techniques that require significant unobservable inputs. This level includes over-the-counter options and derivative contracts that trade infrequently, such as congestion revenue rights and long-term power agreements. Homer City has no Level 3 assets or liabilities.
Long-term Debt
The carrying amount of Homer City's subordinated loan with an affiliate was $490 million at both March 31, 2012 and December 31, 2011. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City plant.

Note 3. Derivative Instruments and Hedging Activities
Homer City uses derivative instruments to reduce its exposure to market risks that arise from price fluctuations of electricity, capacity, fuel, emission allowances and transmission rights. The derivative financial instruments vary in duration, ranging from a few days to several years, depending upon the instrument. To the extent that Homer City does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements.
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
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging activities:

March 31, 2012
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Capacity	Sales, net	MW-Day (in thousands)	33	[1]	—
Electricity	Congestion	Purchases, net	GWh	—		498	[3]
December 31, 2011
Electricity	Forwards/Futures	Sales, net	GWh	—		90	[2]
Electricity	Capacity	Sales, net	MW-Day (in thousands)	29	[1]	—
Electricity	Congestion	Purchases, net	GWh	—		1,267	[3]

[1]
Homer City's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Interconnection, LLC Reliability Pricing Model (PJM RPM) auction is not accounted for as a derivative.

[2]
These positions adjust financial and physical positions, or day-ahead and real-time positions, to reduce costs or increase gross margin. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

[3]
Congestion contracts include financial transmission rights, transmission congestion contracts or congestion revenue rights. These positions are similar to a swap, where the buyer is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

Fair Value of Derivative Instruments
The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Homer City's balance sheets:

March 31, 2012
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Liabilities
Cash flow hedges	$1	$—	$1	$—	$3	$3	$(2)
Economic hedges	9	1	10	10	1	11	(1)
	10	1	11	10	4	14	(3)
Netting[1]	(10)	(1)	(11)	(10)	(1)	(11)	—
Total	$—	$—	$—	$—	$3	$3	$(3)
December 31, 2011
Cash flow hedges	$1	$—	$1	$—	$3	$3	$(2)
Economic hedges	7	1	8	7	1	8	—
	8	1	9	7	4	11	(2)
Netting[1]	(7)	(1)	(8)	(7)	(1)	(8)	—
Total	$1	$—	$1	$—	$3	$3	$(2)

[1]	Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.
Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

(in millions)	Cash Flow Hedge Activity[1]		Income Statement Location
	Three Months Ended March 31,
	2012	2011
Beginning of period derivative gains (losses)	$(2)	$7
Effective portion of changes in fair value	—	5
Reclassification to earnings	(1)	(5)	Operating revenues
End of period derivative gains (losses)	$(3)	$7

[1]
Unrealized derivative gains (losses) are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at March 31, 2012 and 2011 were $(3) million and $4 million, respectively.

For additional information, see Note 8—Accumulated Other Comprehensive Loss.
The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Homer City recorded net gains of none and $1 million during the first quarters of 2012 and 2011, respectively, in operating revenues on the statements of operations representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the statements of operations is presented below:

		Three Months Ended March 31,
(in millions)	Income Statement Location	2012	2011
Economic hedges	Operating revenues	$—	$4

Note 4. Income Taxes
Homer City had an effective income tax rate of 41% for the first quarter of 2011 which varied from the federal statutory rate of 35% due to state income taxes. On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result, the income or loss attributable to Homer City is allocated to the individual partners. Accordingly, for the first quarter of 2012, no income taxes were recognized in Homer City's financial statements.

Note 5. Compensation and Benefit Plans
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
During the three months ended March 31, 2012, Homer City made contributions of $0.5 million, and during the remainder of 2012, expects to make $2.1 million of additional contributions.
The following were components of pension expense:

	Three Months Ended March 31,
(in millions)	2012	2011
Service cost	$0.5	$0.4
Interest cost	0.4	0.5
Expected return on plan assets	(0.5)	(0.5)
Net amortization	0.2	—
Total expense	$0.6	$0.4
Postretirement Benefits Other Than Pensions
During the three months ended March 31, 2012, Homer City made contributions of $0.3 million, and during the remainder of 2012, expects to make $0.8 million of additional contributions.
The following were components of postretirement benefits expense:

	Three Months Ended March 31,
(in millions)	2012	2011
Service cost	$0.2	$0.2
Interest cost	0.4	0.5
Total expense	$0.6	$0.7

Note 6. Commitments and Contingencies
Homer City Lease and Environmental Project
Homer City made the required April 1, 2012 senior rent payment of $48 million but did not make the April 1, 2012 payment of equity rent of $65 million. On March 30, 2012, Homer City was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan, and the $48 million senior rent reserve letter of credit remains in place. For further discussion of the Homer City lease, refer to "Item 8. EME Homer City Generation L.P. Notes to Financial Statements—Note 8. Commitments and Contingencies—Lease Commitments—Facilities Sale-Leaseback" on page 59 of Homer City's annual report on Form 10-K for the year ended December 31, 2011.
On March 29, 2012, Homer City and GECC entered into an Implementation Agreement (the Agreement) with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and is in the process of executing related agreements for the construction of environmental improvements. GECC will have discretion over all decisions related to such agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The Agreement also requires Homer City, at the request of GECC, to enter into one or more implementation transactions, as defined in the Agreement, for the divestiture of its leasehold interest in the Homer City plant (and, under certain circumstances, related assets and liabilities as specified) and to assist GECC in obtaining certain third-party consents or waivers. Homer City and GECC also agreed to enter into a transition services agreement in connection with any implementation transaction. There is no assurance that Homer City and GECC will actually consummate a divestiture transaction as contemplated by the Agreement.
The Agreement also contains certain indemnities by each party in favor of the other. The Agreement may be terminated by GECC in its sole discretion at any time effective immediately upon delivery of notice to Homer City. Homer City may terminate the Agreement in connection with certain terminations of the construction agreements, subject to certain conditions.
The estimated cost of installing sulfur dioxide (SO2) and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. On April 2, 2012, Homer City received the permit to construct such improvements from the Pennsylvania Department of Environmental Protection (PADEP).
Capital Commitments
At March 31, 2012, Homer City had firm commitments to spend approximately $17 million during the remainder of 2012 for capital expenditures. Homer City intends to fund these expenditures with cash on hand, subject to availability.
Guarantees and Indemnities
Indemnities Related to the Homer City Plant
In connection with the acquisition of the Homer City plant, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. Edison Mission Energy (EME) guaranteed this obligation of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City plant, Homer City agreed to indemnify the owner-lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnity provisions, they are not subject to a maximum potential liability and do not have expiration dates. Homer City has not recorded a liability related to this indemnity. For a discussion of the New Source Review lawsuit filed against Homer City, see "—Contingencies—New Source Review and Other Litigation." Also, in connection with the Implementation Agreement discussed above, Homer City has agreed to enter into one or more implementation transactions, at the request of GECC, on the terms outlined in the Implementation Agreement, which include indemnification for specified matters.
Indemnities Provided under Sale-Leaseback Agreement
In connection with the sale-leaseback transaction related to the Homer City plant, Homer City and its indirect parent, EME, entered into tax indemnity agreements. Under certain of these tax indemnity agreements, Homer City, as the lessee in the sale-leaseback transaction, agreed to indemnify the respective owner-lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Homer City cannot determine a range of estimated obligation which would be triggered by a valid claim from the owner-lessors. Homer City has not recorded a liability related for these matters.
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
New Source Review and Other Litigation
In January 2011, the United States Environmental Protection Agency (US EPA) filed a complaint in the Western District of Pennsylvania against Homer City, the sale-leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleged violations of the Prevention of Significant Deterioration (PSD) and Title V provisions of the Clean Air Act (CAA), as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet best available control technology (BACT) into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint called for an injunction ordering Homer City to install controls sufficient to meet BACT emission rates at all units subject to the complaint and for other remedies. The PADEP, the State of New York and the State of New Jersey intervened in the lawsuit. In October 2011, all of the claims in the US EPA's lawsuit were dismissed with prejudice. An appeal of the dismissal is pending before the Third Circuit Court of Appeals.
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
Adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of Homer City. Homer City cannot predict the outcome of these matters or estimate the impact on the Homer City plant, or its results of operations, financial position or cash flows. Homer City has not recorded a liability for these matters.
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

Note 7. Environmental Developments
Developments during the first quarter of 2012 include the following:
Hazardous Air Pollutant Regulations
In December 2011, the US EPA announced the Mercury and Air Toxics Standards (MATS) rule, limiting emissions of hazardous air pollutants from coal- and oil-fired electrical generating units. The rule was published in the Federal Register on February 16, 2012, and became effective on April 16, 2012. A number of parties have filed notices of appeal challenging the rule.
Greenhouse Gas Regulation
In March 2012, the US EPA announced proposed carbon dioxide emissions limits for new power plants. The status of the US EPA's efforts to develop greenhouse gas emissions performance standards for existing plants is unknown.
Greenhouse Gas Litigation
In March 2012, the federal district court in Mississippi dismissed, in its entirety, the purported class action complaint filed by private citizens in May 2011, naming a large number of defendants, including Homer City's parent company EME, for damages allegedly arising from Hurricane Katrina. In April 2012, the plaintiffs filed an appeal with the Fifth Circuit Court of Appeals. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed.

Note 8. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Losses on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(3)	$(13)	$(16)
Current period change	—	—	—
Balance at March 31, 2012	$(3)	$(13)	$(16)

[1]	For further detail, see Note 5—Compensation and Benefit Plans.
Unrealized losses on cash flow hedges, at March 31, 2012, consist of electricity capacity contracts that qualify for hedge accounting. These losses arise because current forecasts of electricity capacity prices are higher than Homer City's contract prices. Approximately $1 million of unrealized gains on cash flow hedges are expected to be reclassified into earnings during the next 12 months. The maximum period over which a commodity cash flow hedge is designated is through May 31, 2014.

Note 9. Supplemental Cash Flows Information

	Three Months Ended March 31,
(in millions)	2012	2011
Cash paid
Income taxes	$—	$1
Accrued capital expenditures at March 31, 2012 were $6 million. Accrued capital expenditures will be included as an investing activity in the statements of cash flows in the period paid.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Homer City's current expectations and projections about future events based on Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Homer City that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should" and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Homer City, include but are not limited to:

•
the completion of the transactions for the divestiture of Homer City's leasehold interest pursuant to the terms of the Implementation Agreement between Homer City and GECC, and the timing and structure of such transaction;

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
Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in "Item 1A. Risk Factors" on page 11 of Homer City's annual report on Form 10-K for the year ended December 31, 2011. Readers are urged to read this entire quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2011, including the information incorporated by reference, and to carefully consider the risks, uncertainties and other factors that affect Homer City's business. Forward-looking statements speak only as of the date they are made, and Homer City is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Homer City with the Securities and Exchange Commission.
This MD&A discusses material changes in the results of operations, financial condition and other developments of Homer City since December 31, 2011, and as compared to the first quarter ended March 31, 2011. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Homer City's annual report on Form 10-K for the year ended December 31, 2011.

MANAGEMENT'S OVERVIEW
Net loss from the Homer City plant increased $29 million for the first quarter of 2012, compared to the first quarter of 2011. The decrease in earnings was primarily attributable to lower energy margins and the election to treat Homer City as a partnership for income tax reporting purposes in 2012, partially offset by a decline in plant maintenance costs due to outages at Units 1 and 2 during the first quarter of 2011. Lower energy margins were due to lower average realized energy prices and higher coal and emission allowance costs. In addition, depreciation expense decreased for the first quarter of 2012 as a result of the impairment charge recorded in the fourth quarter of 2011.
Homer City made the required April 1, 2012 senior rent payment of $48 million but did not make the April 1, 2012 payment of equity rent of $65 million. On March 30, 2012, Homer City was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan, and the $48 million senior rent reserve letter of credit remains in place. Homer City's liquidity has continued to deteriorate during the first quarter of 2012. Absent a working capital loan or other infusion of cash, Homer City is not expected to have sufficient cash flow to meet its operating expenses and other obligations either in the near term or during 2012, including the rent payment due on October 1, 2012. This may require Homer City to temporarily suspend plant operations until sufficient working capital is obtained. For further discussion of the Homer City lease, refer to "Management's Overview—Homer City Lease" in Item 7 on page 17 of Homer City's annual report on Form 10-K for the year ended December 31, 2011.
Homer City has been engaged in discussions with the owner-lessors through GECC, beneficial owner of a majority of the owner-participants, regarding the funding of capital improvements at the Homer City plant and transfer to an affiliate of GECC of the economic benefit and majority ownership of all the operating assets of Homer City. On March 29, 2012, Homer City and GECC entered into an Implementation Agreement (the Agreement) with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and is in the process of executing related agreements for the construction of environmental improvements. GECC will have discretion over all decisions related to such agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The Agreement also requires Homer City, at the request of GECC, to enter into one or more implementation transactions, as defined in the Agreement, for the divestiture of its leasehold interest in the Homer City plant (and, under certain circumstances, related assets and liabilities as specified) and to assist GECC in obtaining certain third-party consents or waivers. Homer City and GECC also agreed to enter into a transition services agreement in connection with any implementation transaction. The estimated cost of installing SO2 and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. On April 2, 2012, Homer City received the permit to construct such improvements from PADEP. There is no assurance that Homer City and GECC will actually consummate a divestiture transaction as contemplated by the Agreement.
Certain divestitures of Homer City's leasehold interest in the plant are subject to consent rights of the holders of the secured lease obligation bonds issued in connection with the original sale-leaseback transaction. GECC is currently engaged in discussions and has reached an agreement in principle on a non-binding restructuring term sheet with certain of the holders of the secured lease obligation bonds regarding amendments to the terms of the 8.137% Senior Secured Bonds due 2019 and the 8.734% Senior Secured Bonds due 2026, each issued by Homer City Funding LLC. Even though an agreement in principle has been reached with certain holders of secured lease obligation bonds, that agreement may not be approved by the secured lease obligation bondholders as required under the operative documents to effectuate the necessary modifications to the terms of the bonds. If an agreement to modify the terms of the bonds is not approved and consummated in a timely manner, then the protections of Chapter 11 of the U.S. Bankruptcy Code may be necessary.

Environmental Regulation Developments
For a discussion of environmental regulation developments, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Environmental Developments."

RESULTS OF OPERATIONS

Summary
The table below summarizes total revenues as well as key performance measures related to the Homer City plant.

	Three Months Ended March 31,
	2012	2011
Operating Revenues (in millions)	$98	$115
Statistics
Generation (in GWh)	2,607	1,943
Equivalent availability	93.4%	59.2%
Capacity factor	63.4%	47.8%
Load factor	67.8%	80.7%
Forced outage rate	4.4%	27.1%
Average realized energy price/MWh	$30.86	$45.31
Capacity revenues only (in millions)	$18	$24
Average fuel costs/MWh	$32.07	$26.96

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

	Three Months Ended March 31,
(in millions)	2012	2011
Operating revenues	$98	$115
Less:
Unrealized gains	—	(2)
Capacity and other revenues	(18)	(25)
Realized revenues	$80	$88
Generation (in GWh)	2,607	1,943
Average realized energy price/MWh	$30.86	$45.31
The average realized energy price is presented as an aid in understanding the operating results of the Homer City plant. Average realized energy price is a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as operating revenues. This measure may not be comparable to those of other companies. Management believes that the average realized energy price is meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices.

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

Operating Loss
Operating loss from the Homer City plant increased $16 million for the first quarter of 2012, compared to the first quarter of 2011. The 2012 increase in operating loss was primarily attributable to lower energy margins, partially offset by a decline in plant maintenance costs due to outages at Units 1 and 2 during the first quarter of 2011. Lower energy margins were due to lower average realized energy prices and higher coal and emission allowance costs. In addition, depreciation expense decreased for the first quarter of 2012 as a result of the impairment charge recorded in the fourth quarter of 2011.
Included in operating revenues were unrealized gains from hedge activities of none and $2 million for the first quarters of 2012 and 2011, respectively. Unrealized gains in the first quarter of 2011 were attributable to both economic hedge contracts that are accounted for at fair value with offsetting changes recorded in the statement of operations and the ineffective portion of hedge contracts at the Homer City plant attributable to changes in the difference between energy prices at the PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City plant is delivered into the transmission system). Included in fuel costs were $7 million and $0.3 million during the quarters ended March 31, 2012 and 2011, respectively, related to the net cost of emission allowances.

Income Taxes
Homer City had an effective income tax rate of 41% for the first quarter of 2011 which varied from the federal statutory rate of 35% due to state income taxes. On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result, the income or loss attributable to Homer City is allocated to the individual partners. Accordingly, for the first quarter of 2012, no income taxes were recognized in Homer City's financial statements.

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
Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. Homer City had $20 million included in restricted deposits at March 31, 2012 related to these reserve accounts. The reserve was not available to pay equity rent due on April 1, 2012 because of a failure to meet the required rent coverage ratios.
Homer City is not expected to be able to generate sufficient cash flow from operations necessary to meet its obligations, including the obligations under the Homer City lease. For further discussion, see "Management's Overview" and refer to "Item 1A. Risk Factors—Liquidity Risks" on page 11 of Homer City's annual report on Form 10-K for the year ended December 31, 2011.

Cash Flow
At both March 31, 2012 and December 31, 2011, Homer City had cash and cash equivalents of $84 million. Net cash provided by operating activities decreased $1 million in the first quarter of 2012 compared to the first quarter of 2011. Net cash provided by operating activities in 2012 was primarily impacted by lower energy margins and the timing of cash receipts and disbursements related to working capital items.
Net cash provided by financing activities decreased $10 million in the first quarter of 2012 compared to the first quarter of 2011. The 2012 decrease in net cash provided by financing activities was primarily due to lower borrowings from its affiliate subordinated revolving loan in 2012 as compared to 2011.
Net cash used in investing activities increased $4 million in the first quarter of 2012 compared to the first quarter of 2011 due to higher capital expenditures.

Credit Ratings
Homer City is not currently rated. Credit ratings for EME and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME[1]	Caa3	CCC+	C
EMMT	Not Rated	CCC+	Not Rated

[1]	Senior unsecured rating.
All the above ratings are on negative outlook. Homer City cannot provide assurance that the current credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Key Ratio Affecting Distributions
Set forth below is the key ratio required under the lease covenants contained in Homer City's sale-leaseback agreements for the 12 months ended March 31, 2012:

Financial Ratio	Covenant	Actual
Senior rent service coverage ratio	Greater than 1.7 to 1	1.09 to 1
As indicated above, the actual senior rent service coverage ratio of Homer City was below the covenant threshold for the 12 months ended March 31, 2012, and Homer City also did not meet the threshold for the prospective two 12-month periods, which currently precludes Homer City from making distributions, including repayment of certain intercompany loans, and from paying the equity portion of the rent payment. On March 30, 2012, Homer City was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan. For additional information, see "Management's Overview."
For a more detailed description of the restrictions binding on Homer City, refer to "Payments Made Under Subordinated Revolving Loan and Tax Payments" in Item 7 on page 23 of Homer City's annual report on Form 10-K for the year ended December 31, 2011.

Contractual Obligations and Contingencies
Capital Commitments
For a discussion of capital commitments, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Commitments and Contingencies—Capital Commitments."

Contingencies
Homer City has contingencies related to the NSR and other litigation, ash disposal site and insurance, which are discussed in "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Commitments and Contingencies—Contingencies."

Environmental Matters and Regulations
For a discussion of Homer City's environmental matters, refer to "Environmental Matters and Regulations" in Item 1 on page 8 of Homer City's annual report on Form 10-K for the year ended December 31, 2011. There have been no significant developments with respect to environmental matters specifically affecting Homer City since the filing of Homer City's annual report, except as set forth in "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Environmental Developments."

MARKET RISK EXPOSURES
For a detailed discussion of Homer City's market risk exposures, including commodity price risk, credit risk and interest rate risk, refer to "Market Risk Exposures" in Item 7 on page 25 of Homer City's annual report on Form 10-K for the year ended December 31, 2011.

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
The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first quarters of 2012 and 2011:

	24-Hour Average Historical Market Prices[1]
	2012	2011
PJM West Hub	$31.82	$46.48
Homer City Busbar	29.01	41.12

[1]	Energy prices were calculated at the Homer City Busbar delivery point and the PJM West Hub using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.
The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2012:

24-Hour Forward Energy Prices[1]
PJM West Hub
2012
April	$28.65
May	28.90
June	32.19
July	36.55
August	37.28
September	30.35
October	29.83
November	30.82
December	35.37
2013 calendar "strip"[2]	$37.44

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.

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

Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction of capacity resources. The following table summarizes the status of capacity sales for Homer City at March 31, 2012:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]		Aggregate Average Price per MW-day
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day
April 1, 2012 to May 31, 2012	1,884	(163)	1,721	1,771	$110.00	(50)	$30.00	$112.32
June 1, 2012 to May 31, 2013	1,884	(355)	1,529	1,736	133.37	(207)	8.16	150.35
June 1, 2013 to May 31, 2014	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[3]
June 1, 2014 to May 31, 2015	1,884	(190)	1,694	1,694	136.50	—	—	136.50

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
Effective April 16, 2012, EMMT assigned the awards it received related to Homer City capacity to Homer City effective as of June 1, 2012. As a result of the financial outlook of Homer City, as previously discussed, EME's subsidiary, EMMT, has ceased to enter into hedging activities related to future power sales, but continues to enter into short-term energy transactions on behalf of Homer City pursuant to an intercompany agreement. Those transactions are generally back-to-back transactions in which EMMT enters into a transaction with a third party as a principal and then enters into an equivalent transaction with Homer City. If Homer City were to default on its obligations to supply capacity, then Homer City would be liable to PJM to supply that capacity and failure to do so would expose Homer City to penalties under the PJM tariffs. If one or more of the Homer City units were to be unavailable as a capacity resource and Homer City did not fulfill this obligation through market transactions, then Homer City would be required to refund any capacity payments received and would be assessed by PJM a penalty equal to the greater of 20% of the capacity payments or $20 per MW-day.

Basis Risk
During the three months ended March 31, 2012 and 2011, day-ahead prices at the Homer City busbar were lower than those at the PJM West Hub by an average of 9% and 12%, respectively. Differences in day-ahead pricing generally arise due to transmission congestion.

Credit Risk
Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT as its agent. Sales into PJM accounted for approximately 97% of Homer City's operating revenues for the three months ended March 31, 2012.

Interest Rate Risk
Homer City has mitigated the risk of interest rate fluctuations by obtaining fixed rate financing on its subordinated revolving loan with Edison Mission Finance. Homer City does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a discussion of Homer City's critical accounting policies, refer to "Critical Accounting Estimates and Policies" in Item 7 on page 29 of Homer City's annual report on Form 10-K for the year ended December 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7 on page 25 of Homer City's annual report on Form 10-K for the year ended December 31, 2011. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
For a discussion of Homer City's legal proceedings, refer to "Note 8. Commitments and Contingencies—Contingencies" on page 61 of Homer City's annual report on Form 10-K for the year ended December 31, 2011. There have been no significant developments with respect to legal proceedings specifically affecting Homer City since the filing of Homer City's annual report on Form 10-K for the year ended December 31, 2011.

ITEM 1A.  RISK FACTORS
For a discussion of the risks, uncertainties, and other important factors which could materially affect Homer City's business, financial condition, or future results, refer to "Item 1A. Risk Factors" on page 11 of Homer City's annual report on Form 10-K for the year ended December 31, 2011. The risks described in Homer City's annual report on Form 10-K and in this report are not the only risks facing Homer City. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect Homer City's business, financial condition or future results.
The completion of the transactions for the divestiture of Homer City's operating assets and leasehold interest, including the completion of transactions between GECC and holders of the secured lease obligation bonds, pursuant to the terms of the Implementation Agreement between Homer City and GECC may not occur as contemplated.
Homer City has entered into an Implementation Agreement with GECC regarding the funding of capital improvements at the Homer City plant and the transfer of the economic benefit and majority ownership of all the operating assets of Homer City to an affiliate of GECC. Certain divestitures of Homer City's assets are subject to consent rights of the holders of the secured lease obligation bonds issued in connection with the original sale-leaseback transaction and there is no assurance their consent will be obtained. If the divestiture transactions contemplated by the Implementation Agreement are not consummated or if GECC terminates the agreement, Homer City would likely have insufficient liquidity to continue operations, resulting in Homer City's default under the lease agreements giving rise to remedies for the owner-lessors and secured lease obligation bondholders, which could include foreclosing on the leased assets, the general partner of Homer City, or both. For additional information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview."

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1*	Implementation Agreement, dated March 29, 2012, between EME Homer City Generation L.P. and General Electric Capital Corporation.
31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101
Financial statements from the quarterly report on Form 10-Q of EME Homer City Generation L.P. for the quarter ended March 31, 2012, filed on May 2, 2012, formatted in XBRL: (i) the Statements of Operations, (ii) the Statements of Comprehensive Loss, (iii) the Balance Sheets, (iv) the Statements of Partners' Equity, (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements tagged as blocks of text.

*
Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ Maria Rigatti
Maria Rigatti Director and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	May 2, 2012