Form 10-Q
period 2012-06-30
EME HOMER CITY GENERATION LP
filed 2012-07-31
CIK 1099534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
Number of shares outstanding of the registrant's ownership interests as of July 31, 2012: Not applicable.

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

(This page has been left blank intentionally.)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues
Operating revenues from marketing affiliate	$73	$137	$171	$252
Operating revenues	7	—	7	—
Total operating revenues	80	137	178	252
Operating Expenses
Fuel	67	63	151	115
Plant operations	25	49	44	96
Depreciation and amortization	13	17	26	34
Asset retirements	5	15	5	15
Administrative and general	1	1	2	3
Total operating expenses	111	145	228	263
Operating loss	(31)	(8)	(50)	(11)
Other Income (Expense)
Interest expense	(30)	(30)	(60)	(61)
Loss before income taxes	(61)	(38)	(110)	(72)
Benefit for income taxes	—	(15)	—	(29)
Net Loss	$(61)	$(23)	$(110)	$(43)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE LOSS
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Loss	$(61)	$(23)	$(110)	$(43)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains arising during the periods, net of income tax expense of $2 and $3 for the three and six months ended June 30, 2011, respectively	—	1	—	5
Reclassification adjustments included in net loss, net of income tax benefit of $3 and $5 for the three and six months ended June 30, 2011, respectively	(1)	(3)	(1)	(6)
Other comprehensive loss	(1)	(2)	(1)	(1)
Comprehensive Loss	$(62)	$(25)	$(111)	$(44)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS
(in millions, unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$56	$84
Accounts receivable	4	—
Due from affiliates	—	1
Inventory	60	105
Derivative assets	—	1
Emission allowances	19	19
Other current assets	7	3
Total current assets	146	213
Property, plant and equipment, less accumulated depreciation of $26 and none at respective dates	1,066	1,085
Restricted deposits	27	27
Long-term emission allowances	3	16
Other long-term assets	5	5
Total Assets	$1,247	$1,346
Liabilities and Partners' Deficit
Current Liabilities
Accounts payable	$26	$21
Accrued liabilities	8	9
Due to affiliates	38	42
Interest payable	19	20
Interest payable to affiliate	—	49
Current portion of lease financing	147	84
Total current liabilities	238	225
Long-term debt to affiliate	492	490
Interest payable to affiliate	69	—
Lease financing, net of current portion	851	922
Benefit plans and other long-term liabilities	59	60
Long-term derivative liabilities	3	3
Total Liabilities	1,712	1,700
Commitments and Contingencies (Notes 6 and 7)
Partners' Deficit	(465)	(354)
Total Liabilities and Partners' Deficit	$1,247	$1,346

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
(in millions, unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Deficit
Balance at December 31, 2011	$(355)	$1	$(354)
Net loss	(110)	—	(110)
Other comprehensive loss	(1)	—	(1)
Balance at June 30, 2012	$(466)	$1	$(465)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(110)	$(43)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	26	34
Deferred taxes and tax credits	—	(4)
Asset retirements	5	15
Decrease in due to affiliates	(1)	(31)
Increase in receivables	(4)	—
Decrease (increase) in inventory	45	(6)
(Increase) decrease in other assets	(4)	4
Decrease in emission allowances	13	1
Increase in accounts payable and other current liabilities	4	—
Increase in interest payable	19	19
Increase in derivative assets and liabilities	—	(6)
Increase in other operating - liabilities	—	2
Net cash used in operating activities	(7)	(15)
Cash Flows From Financing Activities
Borrowings on long-term debt to affiliate	—	11
Repayments of lease financing	(8)	(71)
Net cash used in financing activities	(8)	(60)
Cash Flows From Investing Activities
Capital expenditures	(13)	(8)
Decrease in restricted deposits	—	12
Net cash (used in) provided by investing activities	(13)	4
Net decrease in cash and cash equivalents	(28)	(71)
Cash and cash equivalents at beginning of period	84	132
Cash and cash equivalents at end of period	$56	$61

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the operating results for the full year.
The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
The accompanying financial statements have been prepared assuming that Homer City will continue as a going concern. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these financial statements. Homer City's liquidity has continued to deteriorate during the first half of 2012. General Electric Capital Corporation (GECC), the beneficial owner of a majority of the owner-lessors, has been funding the construction activities associated with the capital improvements and providing other credit support. Homer City is not expected to have sufficient cash flow to meet its operating expenses without continued support from GECC or to fund other obligations during 2012, including the rent payment due on October 1, 2012. This may require Homer City to suspend plant operations until sufficient working capital is obtained. It is unlikely that Homer City will continue as a going concern throughout 2012.
On March 29, 2012, Homer City and GECC entered into an Implementation Agreement (the Agreement) with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and has executed related agreements for the construction of environmental improvements. GECC has discretion over all decisions related to such construction agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The Agreement also requires Homer City, at the request of GECC, to enter into one or more implementation transactions, as defined in the Agreement, for the divestiture of its leasehold interest in the Homer City plant (and, under certain circumstances, related assets and liabilities as specified) and to assist GECC in obtaining certain third-party consents or waivers. Homer City and GECC also agreed to enter into a transition services agreement in connection with any implementation transaction. There is no assurance that Homer City and GECC will actually consummate a divestiture transaction as contemplated by the Agreement. For additional information, see Note 6—Commitments and Contingencies—Homer City Lease and Environmental Project.
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
Operating Revenues
Effective June 1, 2012, Edison Mission Marketing and Trading, Inc. (EMMT) assigned capacity contracts they have been awarded through the PJM Interconnection, LLC (PJM) reliability pricing model (RPM) base residual auction to Homer City. As a result, Homer City will receive payment for their participation in the RPM auction directly from PJM and the associated revenues are reflected in operating revenues in the accompanying statements of operations.

Cash Equivalents
Cash equivalents included money market funds totaling $52 million and $28 million at June 30, 2012 and December 31, 2011, respectively. The carrying value of cash equivalents equals the fair value as all investments have original maturities of less than three months.
Inventory
Inventory is stated at the lower of weighted-average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Inventory consisted of the following:

(in millions)	June 30, 2012	December 31, 2011
Coal, fuel oil and other raw materials	$22	$68
Spare parts, materials and supplies	38	37
Total inventory	$60	$105
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
Presentation of Comprehensive Income
In June 2011 and December 2011, the FASB issued accounting standards updates on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. Homer City adopted this guidance effective January 1, 2012 and elected to present two separate but consecutive statements. The adoption of these accounting standards updates did not change the items that constitute net income and other comprehensive income.
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

Note 2. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which was not material as of June 30, 2012 and December 31, 2011.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following presents assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

(in millions)	June 30, 2012
Level 1 assets - money market funds[1]	$52
Level 2 liabilities - electricity contracts	$3

(in millions)	December 31, 2011
Level 1 assets - money market funds[1]	$28
Level 2 assets - electricity contracts	$1
Level 2 liabilities - electricity contracts	$3

[1]	Money market funds are included in cash and cash equivalents on Homer City's balance sheets.
The fair value of transfers in and out of each level is determined at the end of each reporting period. There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2012 and 2011.
Valuation Techniques used to Determine Fair Value
Level 1
The fair value of Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded derivatives and money market funds.
Level 2
The fair value of Level 2 assets and liabilities is determined using the income approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument. This level includes over-the-counter derivatives.
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
Level 3
The fair value of Level 3 assets and liabilities is determined using the income approach through various models and techniques that require significant unobservable inputs. This level includes over-the-counter options and derivative contracts that trade infrequently, such as congestion revenue rights and long-term power agreements. Homer City has no Level 3 assets or liabilities.
Fair Value of Long-term Debt
The carrying amount of Homer City's subordinated loan with an affiliate was $492 million at June 30, 2012 and $490 million at December 31, 2011. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City plant.

Note 3. Derivative Instruments and Hedging Activities
Homer City uses derivative instruments to reduce its exposure to market risks that arise from price fluctuations of electricity, capacity and transmission rights. The derivative financial instruments vary in duration, ranging from a few days to several years, depending upon the instrument. To the extent that Homer City does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements.

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
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging activities:

June 30, 2012
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Capacity	Sales, net	GW-Day	37	[1]	—
December 31, 2011
Electricity	Forwards/Futures	Sales, net	GWh	—		90	[2]
Electricity	Capacity	Sales, net	GW-Day	29	[1]	—
Electricity	Congestion	Purchases, net	GWh	—		1,267	[3]

[1]	Homer City's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM RPM auction is not accounted for as a derivative.

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

Fair Value of Derivative Instruments
The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Homer City's balance sheets:

June 30, 2012
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Liabilities
Cash flow hedges	$—	$—	$—	$—	$3	$3	$(3)
Economic hedges	6	1	7	6	1	7	—
	6	1	7	6	4	10	(3)
Netting[1]	(6)	(1)	(7)	(6)	(1)	(7)	—
Total	$—	$—	$—	$—	$3	$3	$(3)
December 31, 2011
Cash flow hedges	$1	$—	$1	$—	$3	$3	$(2)
Economic hedges	7	1	8	7	1	8	—
	8	1	9	7	4	11	(2)
Netting[1]	(7)	(1)	(8)	(7)	(1)	(8)	—
Total	$1	$—	$1	$—	$3	$3	$(2)

[1]	Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.
Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

(in millions)	Cash Flow Hedge Activity[1]		Income Statement Location
	Six Months Ended June 30,
	2012	2011
Beginning of period derivative gains (losses)	$(2)	$7
Effective portion of changes in fair value	—	8
Reclassification to earnings	(2)	(11)	Operating revenues
End of period derivative gains (losses)	$(4)	$4

[1]
Unrealized derivative gains (losses) are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at June 30, 2012 and 2011 were $(4) million and $2 million, respectively.

For additional information, see Note 8—Accumulated Other Comprehensive Loss.
Homer City recorded net gains of none and $1 million during the three months ended June 30, 2012 and 2011, respectively, and net gains of none and $2 million during the six months ended June 30, 2012 and 2011, respectively, in operating revenues on the statements of operations representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments on the statements of operations is presented below:

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Income Statement Location	2012	2011	2012	2011
Economic hedges	Operating revenues	$—	$14	—	$18

Note 4. Income Taxes
Homer City had an effective income tax rate of 41% for the six months ended June 30, 2011, which varied from the federal statutory rate of 35% due to state income taxes. On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result, the income or loss attributable to Homer City is allocated to the individual partners. Accordingly, no income taxes were recognized in Homer City's financial statements for 2012.

Note 5. Compensation and Benefit Plans
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
During the six months ended June 30, 2012, Homer City made contributions of $1.4 million, and during the remainder of 2012, expects to make $1.4 million of additional contributions.
The following were components of pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$0.5	$0.4	$1.0	$0.8
Interest cost	0.5	0.4	0.9	0.9
Expected return on plan assets	(0.5)	(0.5)	(1.0)	(1.0)
Net amortization	—	—	0.2	—
Total expense	$0.5	$0.3	$1.1	$0.7
Postretirement Benefits Other Than Pensions
During the six months ended June 30, 2012, Homer City made contributions of $0.7 million, and during the remainder of 2012, expects to make $0.4 million of additional contributions.
The following were components of postretirement benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$0.2	$0.1	$0.4	$0.3
Interest cost	0.4	0.5	0.8	1.0
Net amortization	0.1	0.1	0.1	0.1
Total expense	$0.7	$0.7	$1.3	$1.4

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
On March 29, 2012, Homer City and GECC entered into an Implementation Agreement (the Agreement) with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and has executed related agreements for the construction of environmental improvements. GECC has discretion over all decisions related to such construction agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The estimated cost of installing sulfur dioxide (SO2) and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. On April 2, 2012, Homer City received the permit to construct such improvements from the Pennsylvania Department of Environmental Protection (PADEP).
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
Certain divestitures of Homer City's leasehold interest in the plant are subject to consent rights of the holders of the secured lease obligation bonds issued in connection with the original sale-leaseback transaction. GECC is currently engaged in discussions and has reached an agreement in principle on a non-binding restructuring term sheet with certain of the holders of the secured lease obligation bonds regarding amendments to the terms of the 8.137% Senior Secured Bonds due 2019 and the 8.734% Senior Secured Bonds due 2026, each issued by Homer City Funding LLC. Even though an agreement in principle has been reached with certain holders of the secured lease obligation bonds, that agreement may not be approved by the secured lease obligation bondholders as required under the operative documents to effectuate the necessary modifications to the terms of the bonds. If an agreement to modify the terms of the bonds is not approved and consummated, then it is possible that Homer City could become the subject of bankruptcy proceedings.
The Agreement also contains certain indemnities by each party in favor of the other. The Agreement may be terminated by GECC in its sole discretion at any time effective immediately upon delivery of notice to Homer City. Homer City may terminate the Agreement in connection with certain terminations of the construction agreements, subject to certain conditions.
Fuel Supply Contracts and Coal Transportation Agreements
In June 2012, Homer City entered into additional contractual agreements for the purchase and transportation of coal. These commitments are estimated to aggregate $37 million in 2012.
Capital Commitments
At June 30, 2012, Homer City had firm commitments to spend approximately $8 million during the remainder of 2012 for capital expenditures. Homer City intends to fund these expenditures with cash on hand, subject to availability.
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
Indemnities Provided under Sale-Leaseback Agreement
In connection with the sale-leaseback transaction related to the Homer City plant, Homer City and its indirect parent, EME, entered into tax indemnity agreements. Under certain of these tax indemnity agreements, Homer City, as the lessee in the sale-leaseback transaction, agreed to indemnify the respective owner-lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Homer City cannot determine a range of estimated obligations which would be triggered by a valid claim from the owner-lessors. Homer City has not recorded a liability related for these matters.
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
Insurance
Homer City maintains insurance policies that it believes are comparable to those carried by other electric generating facilities of a similar size. The insurance program includes all-risk real and personal property insurance, including coverage for losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. The property insurance program currently covers losses up to $1 billion. Due to the construction of particulate emissions control equipment for Units 1 and 2, Homer City also maintains builders all risk insurance, including advance loss of profit coverage. The builders risk insurance program covers losses up to $570 million. The participation agreements do not specifically require builders risk insurance. Homer City also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of all insurance policies are consistent with the requirements of the participation agreements. Under the terms of the participation agreements entered into as part of Homer City's sale-leaseback transaction, Homer City is required to maintain specified minimum insurance coverages with insurers having specific minimum ratings if and to the extent that such insurance is available on a commercially reasonable basis. Some of the insurers providing Homer City's insurance do not meet the minimum ratings required under the participation agreements. Homer City has obtained a waiver under the participation agreements which permits it to maintain its current insurance through June 1, 2013.

Note 7. Environmental Developments
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
In June 2012, the U.S. Court of Appeals for the D.C. Circuit dismissed the challenge by industry groups and some states to the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule."
In July 2012, the US EPA published a final rule maintaining the CO2 equivalent emissions thresholds (for purposes of PSD and Title V permitting) originally established in the GHG tailoring rule.
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

Note 8. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Losses on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(3)	$(13)	$(16)
Current period change	(1)	—	(1)
Balance at June 30, 2012	$(4)	$(13)	$(17)

[1]	For further detail, see Note 5—Compensation and Benefit Plans.
Unrealized losses on cash flow hedges, at June 30, 2012, consist of electricity capacity contracts that qualify for hedge accounting. These losses arise because current forecasts of electricity capacity prices are higher than Homer City's contract prices. The unrealized losses on cash flow hedges that are expected to be reclassified into earnings during the next 12 months are not material. The maximum period over which a commodity cash flow hedge is designated is through May 31, 2014.

Note 9. Supplemental Cash Flows Information

	Six Months Ended June 30,
(in millions)	2012	2011
Cash paid
Interest	$41	$43
Income taxes	$—	$1
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with affiliate	$2	$1
Accrued capital expenditures at June 30, 2012 were $2 million. Accrued capital expenditures will be included as an investing activity in the statements of cash flows in the period paid.

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
This MD&A discusses material changes in the results of operations, financial condition and other developments of Homer City since December 31, 2011, and as compared to the second quarter ended June 30, 2011. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Homer City's annual report on Form 10-K for the year ended December 31, 2011.

MANAGEMENT'S OVERVIEW
Net loss from the Homer City plant increased $38 million for the second quarter of 2012 and $67 million for the six months ended June 30, 2012, compared to the corresponding periods of 2011. The increases in losses were primarily attributable to lower energy margins and the election to treat Homer City as a partnership for income tax reporting purposes in 2012, partially offset by a decline in plant maintenance costs due to outages at Units 1 and 2 during the first quarter of 2011 and due to lower planned overhauls in the second quarter of 2012. Lower energy margins were due to lower average realized energy prices and higher coal and emission allowance costs. In addition, depreciation expense decreased for the second quarter and six months ended June 30, 2012 as a result of the impairment charge recorded in the fourth quarter of 2011.
Homer City is not expected to have sufficient cash flow to meet its obligations, including funding capital improvements and the rent payment due on October 1, 2012. Homer City made the required April 1, 2012 senior rent payment of $48 million but did not make the April 1, 2012 payment of equity rent of $65 million. On March 30, 2012, Homer City was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan, and the $48 million senior rent reserve letter of credit remains in place. Homer City's liquidity has continued to deteriorate during the first half of 2012. GECC, the beneficial owner of a majority of the owner-lessors, has been funding the construction activities associated with the capital improvements and providing other credit support. Homer City is not expected to have sufficient cash flow to meet its operating expenses without continued support from GECC or to fund other obligations during 2012, including the rent payment due on October 1, 2012. This may require Homer City to suspend plant operations until sufficient working capital is obtained. For further discussion of the Homer City lease, refer to "Management's Overview—Homer City Lease" in Item 7 on page 17 of Homer City's annual report on Form 10-K for the year ended December 31, 2011 and see "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Commitments and Contingencies—Homer City Lease and Environmental Project."
On March 29, 2012, Homer City and GECC entered into an Implementation Agreement (the Agreement) with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and has executed related agreements for the construction of environmental improvements. GECC has discretion over all decisions related to such construction agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The estimated cost of installing SO2 and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. On April 2, 2012, Homer City received the permit to construct such improvements from PADEP.
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

Certain divestitures of Homer City's leasehold interest in the plant are subject to consent rights of the holders of the secured lease obligation bonds issued in connection with the original sale-leaseback transaction. GECC is currently engaged in discussions and has reached an agreement in principle on a non-binding restructuring term sheet with certain of the holders of the secured lease obligation bonds regarding amendments to the terms of the 8.137% Senior Secured Bonds due 2019 and the 8.734% Senior Secured Bonds due 2026, each issued by Homer City Funding LLC. Even though an agreement in principle has been reached with certain holders of the secured lease obligation bonds, that agreement may not be approved by the secured lease obligation bondholders as required under the operative documents to effectuate the necessary modifications to the terms of the bonds. If an agreement to modify the terms of the bonds is not approved and consummated, then it is possible that Homer City could become the subject of bankruptcy proceedings.

Environmental Regulation Developments
For a discussion of environmental regulation developments, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Environmental Developments."

RESULTS OF OPERATIONS

Summary
The table below summarizes total revenues as well as key performance measures related to the Homer City plant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues (in millions)	$80	$137	$178	$252
Statistics
Generation (in GWh)	2,016	2,226	4,623	4,169
Equivalent availability	78.5%	66.6%	86.0%	63.0%
Capacity factor	49.0%	54.1%	56.2%	50.9%
Load factor	62.4%	81.2%	65.4%	80.9%
Forced outage rate	4.9%	15.3%	4.6%	21.3%
Average realized energy price/MWh	$30.50	$49.18	$30.70	$47.38
Capacity revenues only (in millions)	$18	$24	$36	$48
Average fuel costs/MWh	$33.31	$28.22	$32.61	$27.63

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Operating revenues	$80	$137	$178	$252
Less:
Unrealized gains	—	(3)	—	(5)
Capacity and other revenues	(18)	(24)	(36)	(49)
Realized revenues	$62	$110	$142	$198
Generation (in GWh)	2,016	2,226	4,623	4,169
Average realized energy price/MWh	$30.50	$49.18	$30.70	$47.38
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

Operating Loss
Operating loss from the Homer City plant increased $23 million for the second quarter of 2012 and $39 million for the six months ended June 30, 2012, compared to the corresponding periods of 2011. The increases in operating loss were primarily attributable to lower energy margins, partially offset by a decline in plant maintenance costs due to outages at Units 1 and 2 during the first quarter of 2011 and due to lower planned overhauls in the second quarter of 2012. Lower energy margins were due to lower average realized energy prices and higher coal and emission allowance costs. Included in fuel costs were $6 million and $0.3 million during the second quarters of 2012 and 2011, respectively, and $13 million and $1 million for the six months ended June 30, 2012 and 2011, respectively, related to the net cost of emission allowances. In addition, depreciation expense decreased for the second quarter and six months ended June 30, 2012 as a result of the impairment charge recorded in the fourth quarter of 2011.

Income Taxes
Homer City had an effective income tax rate of 41% for the six months ended June 30, 2011, which varied from the federal statutory rate of 35% due to state income taxes. On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result, the income or loss attributable to Homer City is allocated to the individual partners. Accordingly, no income taxes were recognized in Homer City's financial statements for 2012.

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
Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. The amount in certain reserve accounts will be available for payments due on the equity portion of lease rent during specified periods, and in accordance with the sale-leaseback documents, unless there is a default in the payment of the senior portion of lease rent, in which case the amount will be available to pay such senior portion of the lease rent. The release of funds from these restricted cash accounts is permitted, provided Homer City maintains specified reserve balances in accordance with the sale-leaseback documents, no event of default shall have occurred or be continuing and no two failed rent payments shall have occurred. Homer City had $20 million included in restricted deposits at June 30, 2012 related to these reserve accounts. The reserve was not available to pay equity rent due on April 1, 2012 because of a failure to meet the required rent coverage ratios.
Homer City is not expected to be able to generate sufficient cash flow from operations necessary to meet its obligations, including the obligations under the Homer City lease. For further discussion, see "Management's Overview" and refer to "Item 1A. Risk Factors—Liquidity Risks" on page 11 of Homer City's annual report on Form 10-K for the year ended December 31, 2011.

Cash Flow
At June 30, 2012, Homer City had cash and cash equivalents of $56 million compared to $84 million at December 31, 2011. Net cash used in operating activities decreased $8 million in the first six months of 2012 compared to the first six months of 2011. Net cash used in operating activities in 2012 was primarily impacted by lower energy margins related to lower average realized energy prices, higher coal and emission allowance costs and the timing of cash receipts and disbursements related to working capital items. Homer City's liquidity has continued to deteriorate in the first half of 2012, and to mitigate this strain, Homer City utilized existing coal inventory during the period. Additional coal inventory is required to support continuing operations, and in June 2012, Homer City entered into additional contractual agreements for the purchase of coal. For further discussion refer to "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Commitments and Contingencies—Fuel Supply Contracts and Coal Transportation Agreements."
Net cash used in financing activities decreased $52 million in the first six months of 2012 compared to the first six months of 2011. The 2012 decrease was primarily due to lower repayments of the lease financing in 2012 as compared to 2011.
Net cash used in investing activities was $13 million in the first six months of 2012 compared to net cash provided by investing activities of $4 million in the first six months of 2011. During 2011, Homer City drew $12 million from the equity rent reserve established under the sale-leaseback transaction; there were no such draws in the current year.

Credit Ratings
Homer City is not currently rated. Credit ratings for EME and EMMT as of June 30, 2012 were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME[1]	Caa3	CCC	C
EMMT	Not Rated	CCC	Not Rated

[1]	Senior unsecured rating.

All the above ratings are on negative outlook. Homer City cannot provide assurance that the current credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Homer City notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Distribution Restrictions
For a description of the restrictions binding on Homer City, refer to "Payments Made Under Subordinated Revolving Loan and Tax Payments" in Item 7 on page 23 of Homer City's annual report on Form 10-K for the year ended December 31, 2011. Homer City is restricted from making distributions.

Contractual Obligations and Contingencies

Contractual Obligations
Fuel Supply Contracts and Coal Transportation Agreements
For a discussion of fuel supply contracts and coal transportation agreements, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Commitments and Contingencies—Fuel Supply Contracts and Coal Transportation Agreements."
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
The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first six months of 2012 and 2011:

	24-Hour Average Historical Market Prices[1]
	2012	2011
PJM West Hub	$31.78	$46.03
Homer City Busbar	28.47	41.55

[1]	Energy prices were calculated at the Homer City Busbar delivery point and the PJM West Hub using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.
The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2012:

24-Hour Forward Energy Prices[1]
PJM West Hub
2012
July	$38.91
August	36.39
September	30.12
October	30.39
November	31.10
December	35.57
2013 calendar "strip"[2]	$36.24

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
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

Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction and maintenance of capacity resources. The following table summarizes the status of capacity sales for Homer City at June 30, 2012:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]		Aggregate Average Price per MW-day
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day
July 1, 2012 to May 31, 2013	1,884	(355)	1,529	1,736	$133.37	(207)	$8.16	$150.35
June 1, 2013 to May 31, 2014	1,884	(104)	1,780	1,780	226.15	—	—	221.03	3.00
June 1, 2014 to May 31, 2015	1,884	(190)	1,694	1,694	136.50	—	—	136.50
June 1, 2015 to May 31, 2016	1,884	(181)	1,703	1,703	167.46	—	—	167.46

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

Basis Risk
During the six months ended June 30, 2012 and 2011, day-ahead prices at the Homer City busbar were lower than those at the PJM West Hub by an average of 10%. Differences in day-ahead pricing generally arise due to transmission congestion.

Coal Price Risk
The Homer City plant purchases coal primarily from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at June 30, 2012 for the remainder of 2012 and 2013:

	July through December 2012	2013
Amount of Coal Under Contract in Millions of Equivalent Tons[1]	2.7	0.8

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.
Homer City is subject to price risk for purchases of coal that are not under contract. Market prices of NAPP coal are related to the price of coal purchased for the Homer City plant. The market price of NAPP coal based on 13,000 Btu per pound heat content and less than 3.0 pounds of SO2 per MMBtu sulfur content decreased to a price of $64.90 per ton at June 29, 2012, compared to a price of $73.30 per ton at December 30, 2011, as reported by the EIA.

Credit Risk
Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT as its agent. Sales into PJM accounted for approximately 97% of Homer City's operating revenues for the six months ended June 30, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Homer City's management, under the supervision and with the participation of the partnership's principal executive officer and principal financial officer, has evaluated the effectiveness of Homer City's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the second quarter of 2012. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the second quarter of 2012, Homer City's disclosure controls and procedures were effective.

Internal Control over Financial Reporting
There were no changes in Homer City's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Homer City's internal control over financial reporting.

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
101
Financial statements from the quarterly report on Form 10-Q of EME Homer City Generation L.P. for the quarter ended June 30, 2012, filed on July 31, 2012, formatted in XBRL: (i) the Statements of Operations, (ii) the Statements of Comprehensive Loss, (iii) the Balance Sheets, (iv) the Statements of Partners' Equity (Deficit), (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ Maria Rigatti
Maria Rigatti Director and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	July 31, 2012