Form 10-Q
period 2012-09-30
EME HOMER CITY GENERATION LP
filed 2012-11-01
CIK 1099534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
Number of shares outstanding of the registrant's ownership interests as of November 1, 2012: Not applicable.

i

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CO2	carbon dioxide
CSAPR	Cross-State Air Pollution Rule
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FERC	Federal Energy Regulatory Commission
GAAP	United States generally accepted accounting principles
GECC	General Electric Capital Corporation
GHG	greenhouse gas
GWh	gigawatt-hours
Homer City	EME Homer City Generation L.P.
Homer City MTA	Master Transaction Agreement between Homer City and GECC
ISO(s)	independent system operator(s)
MATS	Mercury and Air Toxics Standards
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standard(s)
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NSR	New Source Review
NYISO	New York Independent System Operator
NYSEG	New York State Electric & Gas Corporation
PADEP	Pennsylvania Department of Environmental Protection
Penelec	Pennsylvania Electric Company
PJM	PJM Interconnection, LLC
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SCR	selective catalytic reduction
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
Transport Rule	Clean Air Transport Rule
US EPA	United States Environmental Protection Agency

(This page has been left blank intentionally.)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EME HOMER CITY GENERATION L.P.

STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues
Operating revenues from marketing affiliate	$101	$158	$272	$410
Operating revenues	21	—	28	—
Total operating revenues	122	158	300	410
Operating Expenses
Fuel	90	81	241	196
Plant operations	19	22	63	118
Depreciation and amortization	9	16	35	50
Asset impairments and other charges	153	—	158	15
Administrative and general	1	1	3	4
Total operating expenses	272	120	500	383
Operating income (loss)	(150)	38	(200)	27
Other Income (Expense)
Interest expense	(30)	(30)	(90)	(91)
Income (loss) before income taxes	(180)	8	(290)	(64)
Provision (benefit) for income taxes	—	3	—	(26)
Net Income (Loss)	$(180)	$5	$(290)	$(38)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income (Loss)	$(180)	$5	$(290)	$(38)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains arising during the periods, net of income tax expense of $2 and $5 for the three and nine months ended September 30, 2011, respectively	1	2	1	7
Reclassification adjustments included in net income (loss), net of income tax benefit of $1 and $6 for the three and nine months ended September 30, 2011, respectively	3	(3)	2	(9)
Other comprehensive income (loss)	4	(1)	3	(2)
Comprehensive Income (Loss)	$(176)	$4	$(287)	$(40)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS
(in millions, unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$58	$84
Accounts receivable	4	—
Due from affiliates	—	1
Inventory	57	105
Derivative assets	—	1
Emission allowances	14	19
Other current assets	9	3
Total current assets	142	213
Property, plant and equipment, less accumulated depreciation of $35 million and none at respective dates	1,061	1,085
Restricted deposits	27	27
Long-term emission allowances	—	16
Other long-term assets	5	5
Carrying value adjustment	(153)	—
Total Assets	$1,082	$1,346
Liabilities and Partners' Deficit
Current Liabilities
Accounts payable	$24	$21
Accrued liabilities	9	9
Due to affiliates	23	42
Interest payable	39	20
Interest payable to affiliate	—	49
Current portion of lease financing	147	84
Total current liabilities	242	225
Long-term debt to affiliate	492	490
Interest payable to affiliate	79	—
Lease financing, net of current portion	851	922
Benefit plans and other long-term liabilities	59	60
Long-term derivative liabilities	—	3
Total Liabilities	1,723	1,700
Commitments and Contingencies (Notes 6 and 7)
Partners' Deficit	(641)	(354)
Total Liabilities and Partners' Deficit	$1,082	$1,346

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
(in millions, unaudited)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Deficit
Balance at December 31, 2011	$(355)	$1	$(354)
Net loss	(290)	—	(290)
Other comprehensive income	3	—	3
Balance at September 30, 2012	$(642)	$1	$(641)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(290)	$(38)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	35	51
Deferred taxes and tax credits	—	(4)
Asset impairments and other charges	158	15
Decrease in due to affiliates	(16)	(34)
Increase in receivables	(4)	—
Decrease in inventory	48	5
Increase in other assets	(6)	—
Decrease in emission allowances	21	2
Increase in accounts payable and other current liabilities	6	—
Increase in interest payable	49	49
Increase in derivative assets and liabilities	—	(2)
Increase in other operating - liabilities	—	2
Net cash provided by operating activities	1	46
Cash Flows From Financing Activities
Borrowings on long-term debt to affiliate	—	11
Repayments of lease financing	(8)	(71)
Net cash used in financing activities	(8)	(60)
Cash Flows From Investing Activities
Capital expenditures	(19)	(10)
Net cash used in investing activities	(19)	(10)
Net decrease in cash and cash equivalents	(26)	(24)
Cash and cash equivalents at beginning of period	84	132
Cash and cash equivalents at end of period	$58	$108

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Basis of Presentation
EME Homer City Generation L.P.'s (Homer City) significant accounting policies were described in "Note 1—Summary of Significant Accounting Policies" on page 39 of Homer City's annual report on Form 10-K for the year ended December 31, 2011. Homer City follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2012, as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with such financial statements and notes.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the operating results for the full year.
The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result, the income or loss attributable to Homer City is allocated to its individual partners and Homer City's deferred tax assets of $344 million and the valuation allowance of the same amount were eliminated. Effective January 1, 2012, no recognition will be given to income taxes in Homer City's financial statements.
Going Concern
The accompanying financial statements have been prepared assuming that Homer City will continue as a going concern. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these financial statements.
On September 21, 2012, Homer City and an affiliate of GECC entered into a Master Transaction Agreement (Homer City MTA) for the divestiture by Homer City of substantially all of its assets and certain specified liabilities. On October 3, 2012, GECC entered into a Plan Support Agreement (the PSA) with the holders of approximately 76% of the outstanding principal amount of the secured lease obligation bonds issued by Homer City Funding, LLC as part of the original sale-leaseback transaction. Under the PSA, the parties committed to support and implement a reorganization plan of Homer City Funding, LLC and to solicit votes on a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 5, 2012, GECC commenced the solicitation. Homer City Funding, LLC is an affiliate of GECC and not related to Homer City or any other EME affiliate.
Completion of the Homer City MTA is subject to the satisfaction of a number of closing conditions, including the successful restructuring and reorganization of Homer City Funding, LLC and receipt of the regulatory approvals required for the transfer of the Homer City plant to GECC. If an agreement to modify the terms of the bonds is not approved and consummated or if other closing conditions of the Homer City MTA are not met, Homer City may become the subject of bankruptcy proceedings. Divestiture by Homer City of substantially all of its assets and certain specified liabilities will constructively terminate the activity of Homer City. In connection with the wind down of operations, Homer City intends to allow its collective bargaining agreement with its represented employees to expire as scheduled on December 31, 2012.
For additional information, see Note 6—Commitments and Contingencies—Homer City Lease, Note 5—Compensation and Benefit Plans—Benefit Obligations Under the Master Transaction Agreement, and Note 10—Asset Impairments and Other Charges.
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

Cash Equivalents
Cash equivalents included money market funds totaling $20 million and $28 million at September 30, 2012 and December 31, 2011, respectively. The carrying value of cash equivalents equals the fair value as all investments have original maturities of less than three months.
Inventory
Inventory is stated at the lower of weighted-average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Inventory consisted of the following:

(in millions)	September 30, 2012	December 31, 2011
Coal, fuel oil and other raw materials	$19	$68
Spare parts, materials and supplies	38	37
Total inventory	$57	$105
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

Note 2. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which was not material as of September 30, 2012 and December 31, 2011.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

(in millions)	September 30, 2012
Level 1 assets - money market funds[1]	$20

(in millions)	December 31, 2011
Level 1 assets - money market funds[1]	$28
Level 2 assets - electricity contracts	$1
Level 2 liabilities - electricity contracts	$3

[1]	Money market funds are included in cash and cash equivalents on Homer City's balance sheets.
The fair value of transfers in and out of each level is determined at the end of each reporting period. There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2012 and 2011.
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
Fair Value of Long-term Debt
The carrying amount of Homer City's subordinated loan with an affiliate was $492 million at September 30, 2012 and $490 million at December 31, 2011. It is not practicable to estimate the fair value of this financial instrument due to the subordination features of the loan and the provisions of the sale-leaseback agreements for the Homer City plant.

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
Notional Volumes of Derivative Instruments
Homer City had no outstanding derivative hedge positions at September 30, 2012. The following table summarizes the notional volumes of derivatives used for hedging activities at December 31, 2011:

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

Fair Value of Derivative Instruments
The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Homer City's balance sheets at December 31, 2011:

	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Liabilities
Cash flow hedges	$1	$—	$1	$—	$3	$3	$(2)
Economic hedges	7	1	8	7	1	8	—
	8	1	9	7	4	11	(2)
Netting[1]	(7)	(1)	(8)	(7)	(1)	(8)	—
Total	$1	$—	$1	$—	$3	$3	$(2)

[1]	Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

(in millions)	Cash Flow Hedge Activity[1]		Income Statement Location
	Nine Months Ended September 30,
	2012	2011
Beginning of period derivative gains (losses)	$(2)	$7
Effective portion of changes in fair value	1	12
Reclassification to earnings	1	(15)	Operating revenues
End of period derivative gains	$—	$4

[1]	Unrealized derivative gains (losses) are before income taxes. The after-tax amount recorded in accumulated other comprehensive loss at September 30, 2011 was $1 million.
For additional information, see Note 8—Accumulated Other Comprehensive Loss.
Homer City recorded net gains (losses) of none and $2 million during the three months ended September 30, 2012 and 2011, respectively, and $(1) million and $4 million during the nine months ended September 30, 2012 and 2011, respectively, in operating revenues on the statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains (losses) from derivative instruments on the statements of operations is presented below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Income Statement Location	2012	2011	2012	2011
Economic hedges	Operating revenues	$—	$(3)	—	$15

Note 4. Income Taxes
Homer City had an effective income tax rate of 41% for the nine months ended September 30, 2011, which varied from the federal statutory rate of 35% due to state income taxes. On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result, the income or loss attributable to Homer City is allocated to its individual partners. Accordingly, no income taxes were recognized in Homer City's financial statements for 2012.

Note 5. Compensation and Benefit Plans
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
During the nine months ended September 30, 2012, Homer City made contributions of $2.3 million, and during the remainder of 2012, expects to make $0.5 million of additional contributions.

The following were components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$0.5	$0.4	$1.5	$1.2
Interest cost	0.5	0.4	1.4	1.3
Expected return on plan assets	(0.5)	(0.5)	(1.5)	(1.5)
Net amortization	0.1	—	0.3	—
Total expense	$0.6	$0.3	$1.7	$1.0
Postretirement Benefits Other Than Pensions
During the nine months ended September 30, 2012, Homer City made contributions of $0.9 million.
The following were components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$0.2	$0.2	$0.6	$0.5
Interest cost	0.4	0.4	1.2	1.4
Net amortization	—	—	0.1	0.1
Total expense	$0.6	$0.6	$1.9	$2.0
Benefit Obligations Under the Master Transaction Agreement
Under the Homer City MTA, Homer City will retain the postretirement benefits other than pensions (PBOP) and pensions of Homer City for periods prior to the closing of the transaction. Homer City will contribute approximately $32 million to voluntary employee beneficiary association trusts to fund the PBOP obligation prior to the closing of the Homer City MTA. These funds will be used exclusively to provide medical and other welfare benefits due to Homer City employees and cannot revert to Homer City or EME-related successor companies in future periods.

Note 6. Commitments and Contingencies
Homer City Lease
Homer City received a forbearance of the $47 million senior rent payment due October 1, 2012. Homer City made the required April 1, 2012 senior rent payment of $48 million but did not make the April 1, 2012 payment of equity rent of $65 million and was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan, and the $48 million senior rent reserve letter of credit remains in place. Homer City and an affiliate of GECC entered into the Homer City MTA for the divestiture by Homer City of substantially all of its assets and certain specified liabilities. For further discussion, see Note 1—Summary of Significant Accounting Policies—Going Concern, and refer to "Note 8. Commitments and Contingencies—Lease Commitments—Facilities Sale-Leaseback" in Item 8 on page 59 of Homer City's annual report on Form 10-K for the year ended December 31, 2011.
Fuel Supply Contracts and Coal Transportation Agreements
During the second and third quarters of 2012, Homer City entered into additional contractual agreements for the purchase of coal and during the second quarter of 2012 entered into contractual agreements for the transportation of coal. At September 30, 2012, Homer City's commitments for the purchase and transportation of coal were estimated to aggregate $161 million, which consists of $101 million for the remainder of 2012 and $60 million in 2013.

Capital Commitments
At September 30, 2012, Homer City had firm commitments to spend approximately $8 million during the remainder of 2012 for capital expenditures. Homer City intends to fund these expenditures with cash on hand, subject to availability. Any amounts incurred to construct flue gas desulfurization units are being funded by GECC.
Guarantees and Indemnities
Indemnities Related to the Homer City Plant
In connection with the original acquisition of the Homer City plant, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. Edison Mission Energy (EME) guaranteed this obligation of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City plant, Homer City agreed to indemnify the owner-lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnity provisions, they are not subject to a maximum potential liability and do not have expiration dates. Homer City has not recorded a liability related to this indemnity. For a discussion of the New Source Review lawsuit filed against Homer City, see "—Contingencies—New Source Review and Other Litigation."
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
Upon closing of the Homer City MTA, the tax indemnity agreement between Homer City and GECC will be terminated and GECC will release Homer City from its obligations thereunder. Completion of the Homer City MTA is subject to the satisfaction of a number of closing conditions, including the successful restructuring and reorganization of an affiliate of GECC and receipt of the regulatory approvals required for the transfer of the Homer City plant to GECC. For further discussion, see Note 1—Summary of Significant Accounting Policies—Going Concern.
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
Contingencies
In addition to the matters disclosed in these notes, Homer City is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Homer City believes the outcome of these other proceedings will not, individually or in the aggregate, materially affect its results of operations or liquidity.
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
Ash Disposal Site
Homer City's ash disposal site is a permitted Class I Residual Waste Landfill, the most stringently regulated of the three categories of residual waste landfills authorized by the regulations of the PADEP. Homer City's permit allows it to dispose of coal combustion by-products, including fly ash, bottom ash, pyrites, gypsum, and miscellaneous plant wastes at the landfill. The wastes are deposited in compacted layers within lifts, or sections. Each lift where coal ash is disposed must be capped and covered when it reaches final grade. Homer City must also monitor groundwater quality at and adjacent to the ash disposal site through a network of monitoring wells and report the results to the PADEP on a periodic basis. In the event that a disposal facility's groundwater monitoring identifies degradation in any of its wells, the PADEP's regulations require the facility to first confirm the existence and nature of the degradation by conducting a groundwater assessment. If the assessment confirms groundwater degradation in excess of the applicable regulatory standards, the facility is then required to prepare and implement an abatement plan that could include measures such as installing a liner in a previously unlined area. To date, no degradation has been found in the groundwater monitoring system at Homer City that would require the development of an assessment or abatement plan. Homer City also provides financial assurance in the form of a surety bond to guarantee its closure and post-closure obligations at the landfill. The estimated closure date is 2018. On October 1, 2012, Homer City received the required permits from PADEP allowing for expansion of the landfill effective until December 2021. Management does not believe that the costs of maintaining and closing the ash disposal site will have a material impact on Homer City's financial statements under current regulations.
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

Note 7. Environmental Developments
Cross-State Air Pollution Rule
In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated the US EPA's Cross-State Air Pollution Rule (CSAPR) and directed the US EPA to continue administering the Clean Air Interstate Rule (CAIR) pending the promulgation of a valid replacement. In October 2012, the US EPA filed a petition seeking to have the decision reviewed by the full District of Columbia Circuit.
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
In June 2012, the U.S. Court of Appeals for the D.C. Circuit dismissed the challenge by industry groups and some states to the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule." In August 2012, states and industry groups challenging the rule filed a petition seeking to have the decision reviewed by the full District of Columbia Circuit.
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
In September 2012, a three-judge panel of the U.S Court of Appeals for the Ninth Circuit affirmed the dismissal of a case brought against EME's parent company, Edison International, and other defendants, by the Alaskan Native Village of Kivalina. In October 2012, the plaintiffs requested a rehearing by a larger panel of Ninth Circuit judges.

Note 8. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(3)	$(13)	$(16)
Current period change	3	—	3
Balance at September 30, 2012	$—	$(13)	$(13)

[1]	For further detail, see Note 5—Compensation and Benefit Plans.

Note 9. Supplemental Cash Flows Information

	Nine Months Ended September 30,
(in millions)	2012	2011
Cash paid
Interest	$41	$43
Income taxes	$—	$1
Non-cash investing and financing activities
Non-cash settlement of intercompany tax liabilities through an increase in the subordinated revolving loan agreement with affiliate	$2	$1
Accrued capital expenditures at September 30, 2012 were none. Accrued capital expenditures will be included as an investing activity in the statements of cash flows in the period paid.

Note 10. Asset Impairments and Other Charges
The Homer City MTA requires the transfer of substantially all the assets and certain specified liabilities of Homer City to a GECC affiliate. Under the Homer City MTA, Homer City will retain PBOP and pension liabilities for Homer City employees for periods prior to the transfer and liabilities related to affiliate balances (for additional information see Note 5—Compensation and Benefit Plans—Benefit Obligations Under the Master Transaction Agreement). Divestiture by Homer City of substantially all of its assets and certain specified liabilities will constructively terminate the activity of Homer City.
Homer City has concluded that the assets that are expected to be transferred pursuant to the Homer City MTA are required to be classified as assets held for sale at September 30, 2012. The assets that are classified as held for sale are required to be written down to fair value which is equal to the carrying value of liabilities that Homer City will transfer. Accordingly, Homer City recorded a $153 million charge during the third quarter of 2012. Homer City also recorded $5 million of asset retirement charges during the first and second quarters of 2012.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Homer City's current expectations and projections about future events based on Homer City's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Homer City that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should" and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Homer City, include but are not limited to:

•	the completion of the transactions for the divestiture of Homer City's leasehold interest pursuant to the terms of the Homer City MTA, and the timing and structure of such transaction;

•	Homer City's assumptions about its ability to continue as a going concern;

•	Homer City's significant cash requirements and its limited ability to borrow funds and access the capital markets on reasonable terms;

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect Homer City's cost and manner of doing business, including compliance with the CAIR and the MATS rule;

•	supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which Homer City's generating units have access;

•	the cost and availability of fuel and fuel transportation services;

•	the cost and availability of emission credits or allowances;

•	transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•	the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other aspects of the complex and volatile markets in which Homer City participates;

•	the availability and creditworthiness of counterparties, and the resulting effects on liquidity in the power and fuel markets in which Homer City operates;

•	the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;

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
This MD&A discusses material changes in the results of operations, financial condition and other developments of Homer City since December 31, 2011, and as compared to the third quarter ended September 30, 2011. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Homer City's annual report on Form 10-K for the year ended December 31, 2011.

MANAGEMENT'S OVERVIEW
On September 21, 2012, Homer City and an affiliate of GECC entered into the Homer City MTA for the divestiture by Homer City of substantially all of its assets and certain specified liabilities. On October 3, 2012, GECC entered into a Plan Support Agreement (the PSA) with the holders of approximately 76% of the outstanding principal amount of the secured lease obligation bonds issued by Homer City Funding, LLC as part of the original sale-leaseback transaction. Under the PSA, the parties committed to support and implement a reorganization plan of Homer City Funding, LLC and to solicit votes on a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 5, 2012, GECC commenced the solicitation. Homer City Funding, LLC is an affiliate of GECC and not related to Homer City or any other EME affiliate. In addition, Homer City received a forbearance of the $47 million senior rent payment that had been due October 1, 2012 and was granted a waiver of the $65 million equity rent payment that had been due April 1, 2012.
Completion of the Homer City MTA is subject to the satisfaction of a number of closing conditions, including the successful restructuring and reorganization of Homer City Funding, LLC and receipt of the regulatory approvals required for the transfer of the Homer City plant to GECC. If an agreement to modify the terms of the bonds is not approved and consummated or if other closing conditions of the Homer City MTA are not met, Homer City may become the subject of bankruptcy proceedings.
Accordingly, during the third quarter of 2012, Homer City met the definition of assets held for sale and recorded a $153 million charge to write-down its assets to net realizable value. Divestiture by Homer City of substantially all of its assets and certain specified liabilities will constructively terminate the activity of Homer City. In connection with the wind down of operations, Homer City intends to allow its collective bargaining agreement with its represented employees to expire as scheduled on December 31, 2012.
For further discussion related to the Homer City MTA, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 1. Summary of Significant Accounting Policies—Going Concern," "—Note 5. Compensation and Benefit Plans—Benefit Obligations Under the Master Transaction Agreement," and "—Note 10. Asset Impairments and Other Charges. For further discussion of the Homer City lease, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Commitments and Contingencies—Homer City Lease" and refer to "Management's Overview—Homer City Lease" in Item 7 on page 17 of Homer City's annual report on Form 10-K for the year ended December 31, 2011.

Environmental Regulation Developments
For a discussion of environmental regulation developments, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 7. Environmental Developments."

RESULTS OF OPERATIONS

Summary
The table below summarizes total revenues as well as key performance measures related to the Homer City plant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues (in millions)	$122	$158	$300	$410
Statistics
Generation (in GWh)	2,770	2,800	7,393	6,969
Equivalent availability	93.8%	89.0%	88.6%	71.7%
Capacity factor	66.6%	67.3%	59.7%	56.5%
Load factor	71.0%	75.7%	67.4%	78.7%
Forced outage rate	3.9%	10.2%	4.4%	17.0%
Average realized energy price/MWh	$37.43	$51.18	$33.22	$48.90
Capacity revenues only (in millions)	$18	$18	$54	$66
Average fuel costs/MWh	$32.50	$28.83	$32.57	$28.11

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Operating revenues	$122	$158	$300	$410
Less:
Unrealized (gains) losses	—	3	—	(2)
Capacity and other revenues	(18)	(18)	(54)	(67)
Realized revenues	$104	$143	$246	$341
Generation (in GWh)	2,770	2,800	7,393	6,969
Average realized energy price/MWh	$37.43	$51.18	$33.22	$48.90
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

Operating Income (Loss)
Homer City had an operating loss of $150 million for the third quarter of 2012 as compared to operating income of $38 million for the third quarter of 2011 and Homer City had an operating loss of $200 million for the nine months ended September 30, 2012 as compared to operating income of $27 million for the corresponding period of 2011.
The decreases in operating income were primarily attributable to the $153 million charge recorded in the third quarter of 2012 related to the plan to transition ownership of the Homer City plant to GECC and lower energy margins, partially offset by a decline in plant maintenance costs due to outages at Units 1 and 2 during the first quarter of 2011 and due to lower planned overhauls in the second quarter of 2012. In addition, depreciation expense decreased for the third quarter and nine months ended September 30, 2012 as a result of a $478 million impairment charge recorded in the fourth quarter of 2011. Lower energy margins were due to lower average realized energy prices and higher coal and emission allowance costs. Included in fuel costs were $8 million and $2 million during the third quarters of 2012 and 2011, respectively, and $21 million and $3 million for the nine months ended September 30, 2012 and 2011, respectively, related to the net cost of emission allowances.

Income Taxes
Homer City had an effective income tax rate of 41% for the nine months ended September 30, 2011, which varied from the federal statutory rate of 35% due to state income taxes. On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result, the income or loss attributable to Homer City is allocated to its individual partners. Accordingly, no income taxes were recognized in Homer City's financial statements for 2012.

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
Homer City's use of cash in its bank accounts is limited to specific operating and capital expenditures as set forth in the security deposit agreement executed as part of the sale-leaseback transaction. Homer City had $20 million included in restricted deposits at September 30, 2012 related to these reserve accounts. The reserve was not available to pay equity rent due on April 1, 2012 because of a failure to meet the required rent coverage ratios.
For further discussion, see "Management's Overview" and refer to "Item 1A. Risk Factors—Liquidity Risks" on page 11 of Homer City's annual report on Form 10-K for the year ended December 31, 2011.

Cash Flow
At September 30, 2012, Homer City had cash and cash equivalents of $58 million compared to $84 million at December 31, 2011. Net cash provided by operating activities was $1 million in the first nine months of 2012 compared to $46 million in the first nine months of 2011. Net cash provided by operating activities in 2012 was primarily impacted by lower energy margins related to lower average realized energy prices, higher coal and emission allowance costs and the timing of cash receipts and disbursements related to working capital items. Homer City's liquidity has continued to deteriorate throughout 2012, and to mitigate this strain, Homer City utilized existing coal inventory during the period. Additional coal inventory was required to support continuing operations, and during the second and third quarters of 2012, Homer City entered into additional contractual agreements for the purchase of coal. For further discussion, see "EME Homer City Generation L.P. Notes to Financial Statements—Note 6. Commitments and Contingencies—Fuel Supply Contracts and Coal Transportation Agreements."
Net cash used in financing activities decreased $52 million in the first nine months of 2012 compared to the first nine months of 2011. The 2012 decrease was primarily due to lower repayments of the lease financing in 2012 as compared to 2011.
Net cash used in investing activities increased $9 million in the first nine months of 2012 compared to the first nine months of 2011, due to higher capital expenditures.

Credit Ratings
Homer City is not currently rated. Credit ratings for EME and EMMT as of September 30, 2012 were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME[1]	Ca	CCC	C
EMMT	Not Rated	CCC	Not Rated

[1]	Senior unsecured rating.
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
The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first nine months of 2012 and 2011:

	24-Hour Average Historical Market Prices[1]
	2012	2011
PJM West Hub	$33.23	$46.13
Homer City Busbar	30.14	41.55

[1]	Energy prices were calculated at the Homer City Busbar delivery point and the PJM West Hub using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.
The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2012:

24-Hour Forward Energy Prices[1]
PJM West Hub
2012
October	$34.50
November	34.22
December	38.82
2013 calendar "strip"[2]	$38.21
2014 calendar "strip"2	$39.36

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
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

Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction and maintenance of capacity resources. The following table summarizes the status of capacity sales for Homer City at September 30, 2012:

	RPM Capacity Sold in Base Residual Auction		Other Capacity Purchases, Net of Sales[1]		Aggregate Average Price per MW-day
	MW	Price per MW-day	MW	Average Price per MW-day
October 1, 2012 to May 31, 2013	1,736	$133.37	(207)	$8.16	$150.35
June 1, 2013 to May 31, 2014	1,780	226.15	—	—	221.03	2.00
June 1, 2014 to May 31, 2015	1,694	136.50	—	—	136.50
June 1, 2015 to May 31, 2016	1,703	167.46	—	—	167.46

[1]
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

[2]	Includes the impact of a 100 MW capacity swap transaction executed prior to the base residual auction at $135 per MW-day.
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

Basis Risk
During the nine months ended September 30, 2012 and 2011, day-ahead prices at the Homer City busbar were lower than those at the PJM West Hub by an average of 9% and 10% respectively. Differences in day-ahead pricing generally arise due to transmission congestion.

Coal Price Risk
The Homer City plant purchases coal primarily from mines located near the facilities in Pennsylvania. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2012 for the remainder of 2012 and 2013:

	October through December 2012	2013
Amount of Coal Under Contract in Millions of Equivalent Tons[1]	1.6	0.9

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying a 13,000 Btu equivalent.
Homer City is subject to price risk for purchases of coal that are not under contract. Market prices of NAPP coal are related to the price of coal purchased for the Homer City plant. The market price of NAPP coal based on 13,000 Btu per pound heat content and less than 3.0 pounds of SO2 per MMBtu sulfur content decreased to a price of $64.10 per ton at September 28, 2012, compared to a price of $73.30 per ton at December 30, 2011, as reported by the EIA.

Credit Risk
Homer City derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT as its agent. Sales into PJM accounted for approximately 99% of Homer City's operating revenues for the nine months ended September 30, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Homer City's management, under the supervision and with the participation of the partnership's principal executive officer and principal financial officer, has evaluated the effectiveness of Homer City's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the third quarter of 2012. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the third quarter of 2012, Homer City's disclosure controls and procedures were effective.

Internal Control over Financial Reporting
There were no changes in Homer City's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Homer City's internal control over financial reporting.

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
The completion of the transactions for the divestiture of Homer City's operating assets and leasehold interest pursuant to the terms of the Master Transaction Agreement between Homer City and Homer City Generation, L.P. may not occur as contemplated.
Homer City has entered into a Master Transaction Agreement with Homer City Generation, L.P., an affiliate of GECC, under which Homer City has agreed to transfer substantially all of its assets related to the Homer City plant, and certain specified liabilities, to Homer City Generation, L.P. Closing of the divestiture transaction contemplated by the Master Transaction Agreement is subject to the satisfaction of a number of closing conditions, including the successful restructuring and reorganization of Homer City Funding, LLC, an affiliate of GECC, and receipt of the regulatory approvals required for the transfer of the Homer City plant to Homer City Generation, L.P. If the transaction is not consummated, Homer City would likely have insufficient liquidity to continue operations, resulting in Homer City's default under the lease agreements giving rise to remedies for the owner-lessors and secured lease obligation bondholders, which could include foreclosing on the leased assets, the general partner of Homer City, or both, and could also become the subject of bankruptcy proceedings. For additional information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview."

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1
Master Transaction Agreement, dated September 21, 2012, by and between EME Homer City Generation L.P. and Homer City Generation, L.P., incorporated by reference to Exhibit 10.1 to EME Homer City Generation L.P.'s Form 8-K filed October 3, 2012.

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101
Financial statements from the quarterly report on Form 10-Q of EME Homer City Generation L.P. for the quarter ended September 30, 2012, filed on November 1, 2012, formatted in XBRL: (i) the Statements of Operations, (ii) the Statements of Comprehensive Income (Loss), (iii) the Balance Sheets, (iv) the Statements of Partners' Equity (Deficit), (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EME HOMER CITY GENERATION L.P. (REGISTRANT)
By:	Mission Energy Westside Inc., as General Partner
By:	/s/ Maria Rigatti
Maria Rigatti Director and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	November 1, 2012